Form 10-Q
period 2018-03-31
CNL Strategic Capital, LLC
filed 2018-05-15
CIK 1684682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-222986

CNL STRATEGIC CAPITAL, LLC

(Exact name of registrant as specified in its charter)

Delaware	32-0503849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of May 10, 2018, the Company had 3,266,260 Class FA shares, 299 Class A shares and 17,948 Class I shares outstanding.

CNL STRATEGIC CAPITAL, LLC

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2018 (unaudited) and December 31, 2017	2

	Condensed Consolidated Statement of Operations for the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	3

	Condensed Consolidated Statement of Changes in Net Assets for the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	5

	Condensed Consolidated Schedule of Investments as of March 31, 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Exhibit Index		37

Signatures		39

Item 1.	Financial Statements

CNL Strategic Capital, LLC

Condensed Consolidated Statements of Assets and Liabilities

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investments, at fair value (amortized cost $76,931,763 and $— as of March 31, 2018 and December 31, 2017, respectively)	$77,456,212	$—
Cash and cash equivalents	5,633,760	199,683
Deferred offering expenses	485,482	317

Total assets	83,575,454	200,000

Liabilities
Due to related parties (Note 5)	$772,290	$—
Distributions payable	302,841	—
Payable for investments purchased	181,126	—
Accounts payable and other accrued expenses	115,345	—
Accrued directors’ fees	22,903	—

Total liabilities	1,394,505	—

Commitments and contingencies (Note 8)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value 50,000,000 shares authorized and unissued	$—	$—
Common shares, $0.001 par value 94,660,000 Class A shares authorized and unissued	—	—
Common shares, $0.001 par value 3,400,000 Class FA shares authorized; 3,266,260 and 8,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,266	8
Common shares, $0.001 par value 662,620,000 Class T shares authorized and unissued	—	—
Common shares, $0.001 par value 94,660,000 Class D shares authorized and unissued	—	—
Common shares, $0.001 par value 94,660,000 Class I shares authorized and unissued	—	—
Capital in excess of par value	81,653,234	199,992
Accumulated net unrealized appreciation on investments	524,449	—

Total Members’ Equity	$82,180,949	$200,000

Net assets, Class FA shares	$82,180,949	$200,000

Total Members’ Equity	$82,180,949	$200,000

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC

Condensed Consolidated Statement of Operations

(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Investment Income
Interest income	$728,216

Total investment income	728,216

Operating Expenses
Organization and offering expenses	221,564
Base management fees	88,562
Professional services	73,581
Director fees and expenses	37,070
Administrative services	32,493
Custodian and accounting fees	15,000
Other	317

Total operating expenses	468,587
Expense support	(43,212)

Net expenses	425,375

Net investment income	302,841
Net change in unrealized appreciation on investments	524,449

Net increase in net assets resulting from operations	$827,290

Class FA common stock:
Net investment income per share	$0.09

Diluted and basic earnings per share	$0.25

Weighted average number of common shares outstanding (basic and diluted)	3,266,430

Distributions declared per share	$0.09

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC

Condensed Consolidated Statement of Changes in Net Assets

(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Operations:
Net investment income	$302,841
Net change in unrealized appreciation on investments	524,449

Net increase in net assets resulting from operations	827,290

Distributions to shareholders from:
Net investment income	(302,841)

Net decrease in net assets resulting from distributions to shareholders	(302,841)

Capital share transactions:
Issuance of Class FA shares	81,456,500

Net increase in net assets resulting from capital share transactions	81,456,500

Total increase in net assets	81,980,949
Net assets at beginning of period	200,000

Net assets at end of period	$82,180,949

Capital share activity:
Issuance of Class FA shares	3,258,260

Net increase in shares outstanding	3,258,260

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC

Condensed Consolidated Statement of Cash Flows

(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Operating Activities:
Net increase in net assets resulting from operations	$827,290
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(74,531,763)
Net change in unrealized appreciation on investments	(524,449)
Amortization of deferred offering expenses	196,041
Increase in payable to related parties	772,290
Increase in payable for investments purchased	181,126
Increase in accrued directors’ fees	22,903
Increase in accounts payable and other accrued expenses	115,345
Increase in deferred offering expenses	(681,206)

Net cash used in operating activities	(73,622,423)

Financing Activities:
Proceeds from issuance of common shares	79,056,500

Net cash provided by financing activities	79,056,500

Net increase in cash	5,434,077
Cash and cash equivalents, beginning of period	199,683

Cash and cash equivalents, end of period	$5,633,760

Supplemental disclosure of cash flow information and non-cash financing activities:
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$302,841
Offering costs	$681,523
Non-cash contribution from Sub-Manager	$2,400,000
Non-cash purchase of investments	$(2,400,000)

As described further in Note 3. “Investments” and Note 5. “Related Party Transactions” to the condensed consolidated financial statements, the approximate $77 million purchase price to acquire the investment in the portfolio companies was partially also funded using the $2.4 million non-cash contribution from the Sub-Manager.

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC

Condensed Consolidated Schedule of Investments

(unaudited)

Company (a)	Industry	Interest Rate	Base Floor	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Loan – First Lien–19.1%
Polyform Products, Co.	Modeling Clay	16.0%	N/A	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Loan – Second Lien–18.3%
Lawn Doctor	Commercial and Professional Services	16.0%	N/A	8/7/2023	15,000,000	15,000,000	15,000,000

Total Senior Secured Loans						$30,700,000	$30,700,000

Equity–56.9%
Polyform Products, Co.	Modeling Clay				10,820	$15,756,212	$15,756,212
Lawn Doctor	Commercial and Professional Services				7,746	30,475,551	31,000,000

Total Equity						$46,231,763	$46,756,212

TOTAL INVESTMENTS–94.3%						$76,931,763	$77,456,212

OTHER ASSETS IN EXCESS OF LIABILITIES–5.7%							4,724,737

NET ASSETS–100.0%							$82,180,949

(a) Security may be an obligation of one or more entities affiliated with the named company.

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC

Notes to Financial Statements (Unaudited)

1. Principal Business and Organization

CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. The Company has engaged the Manager under a management agreement (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of the Company’s activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment advisor, under a sub-management agreement (the “Sub-Management Agreement”) pursuant to which the Sub-Manager is responsible for the day-to-day management of the Company’s assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, Inc.

The Company targets, for acquisition, businesses that are highly cash flow generative with annual revenues of primarily between $25 million and $500 million. The Company’s business strategy is to acquire controlling equity stakes in combination with loan positions in middle-market businesses. The Company’s business strategy seeks to provide long-term capital appreciation and current income, while protecting invested capital. In addition, and to a lesser extent, the Company intends to acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity stakes and loan positions via co-investments with other funds managed by affiliates of the Sub-Manager. The Company expects that these positions will comprise a minority of its total assets.

The Company was formed as a Delaware limited liability company on August 9, 2016 and intends to operate its business in a manner that will permit it to avoid registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company did not commence operations until February 7, 2018, as described below.

The Company offered through a private placement (the “Private Placement”) up to $85 million of Class FA limited liability company interests (the “Class FA” shares, or the “founder shares”) and up to $115 million of Class A limited liability company interests (the “Class A” shares) (one of the classes of shares that constitute non-founder shares). On February 7, 2018, the Company met the minimum offering requirement of $80 million in Class FA shares under the Private Placement, at which point the Company commenced operations, and it issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. No Class A shares were sold under the Private Placement.

In October 2016, the Company confidentially submitted a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of its limited liability company interests (the “Public Offering” and together with the Private Placement, the “Offerings”). The Registration Statement for the Public Offering was declared effective by the SEC on March 7, 2018. Through its Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “non-founder shares” and together with the Founder Shares, the “Shares”). See Note 7. “Capital Transactions” for additional information related to the Offerings.

2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although the Company is organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act, its financial statements are prepared using the specialized accounting principles of ASC Topic 946 to utilize investment company accounting. The Company obtains funds through the issuance of equity interests to multiple unrelated investors, and provides such investors with investment management services. Further, the Company’s business strategy is to acquire interests in middle-market businesses to provide current income and long term capital appreciation, while protecting invested capital. Overall, the Company believes that the use of investment company accounting on a fair value basis is consistent with the management of its assets on a fair value basis, and makes the Company’s financial statements more useful to investors and other financial statement users in facilitating the evaluation of an investment in the Company as compared to other investment products in the marketplace.

Principles of Consolidation

Under ASC Topic 946, “Financial Services—Investment Companies” (“ASC Topic 946”) the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries in its condensed consolidated financial statements. All intercompany account balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash consists of demand deposits at commercial banks with original maturities of three months or less from the date of purchase.

Use of Estimates

Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statement in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Valuation of Investments

ASC Topic 820 clarifies that the fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels of valuation hierarchy established by ASC Topic 820 are defined as follows:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is defined as a market in which transactions for the asset or liability occur with sufficient pricing information on an ongoing basis. Publicly listed equity and debt securities and listed derivatives that are traded on major securities exchanges and publicly traded equity options are generally valued using Level 1 inputs. If a price for a Level 1 asset cannot be determined based upon this established process, it shall then be valued as a Level 2 asset.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include the following: (i) quoted prices for similar assets in active markets; (ii) quoted prices for identical or similar assets in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means; and (iv) inputs other than quoted prices that are observable for the assets. Fixed income and derivative assets, where there is an observable secondary trading market and through which pricing inputs are available through pricing services or broker quotes, are generally valued using Level 2 inputs. If a price for a Level 2 asset cannot be determined based upon this established process, it shall then be valued as a Level 3 asset.

Level 3 – Unobservable inputs for the asset or liability being valued. Unobservable inputs will be used to measure fair value to the extent that observable inputs are not available and such inputs will be based on the best information available in the circumstances, which under certain circumstances might include the Manager’s or the Sub-Manager’s own data. Level 3 inputs may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. Certain assets may be valued based upon estimated value of underlying collateral and include adjustments deemed necessary for estimates of costs to obtain control and liquidate available collateral. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence. Debt and equity investments in private companies or assets valued using the market or income approach are generally valued using Level 3 inputs.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each asset.

The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other things, the input of the Manager, the Sub-Manager, management, its audit committee, and independent third-party valuation firm. The determination of the fair value of the Company’s assets requires judgment, especially with respect to assets for which market prices are not available. For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of the Company’s net asset value is based, in part, on the fair value of its assets, the Company’s calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that the Company ultimately realizes upon the disposal of such assets. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s assets differs materially from the values that were provided by the independent valuation firm.

The Company may also look to private merger and acquisition statistics, public trading multiples adjusted for illiquidity and other factors, valuations implied by third-party investments in the businesses or industry practices in determining fair value. The Company may also consider the size and scope of a business and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

The Company will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in asset values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Income Recognition

Interest Income – Interest income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest.

The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due and principal and interest is paid and, in management’s judgment, is likely to remain current.

Dividend Income – Dividend income is recorded (1) on the ex-dividend date for publicly issued securities and (2) on the record date for privately issued securities.

Paid in Capital – The Company records the proceeds from the sale of its common shares on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding upfront selling commissions and dealer manager fees.

Organization and Offering Expenses

Organization expenses are expensed on the Company’s statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.

Earnings per Share

Earnings per share is calculated for each share class of common shares based upon the weighted average number of common shares outstanding during the reporting period.

Distributions

In March 2018, the Company’s board of directors began to declare cash distributions to shareholders based on weekly record dates and such distributions are expected to be paid on a monthly basis. Distributions are made on all classes of the Company’s shares at the same time.

U.S. Federal Income Taxes

The Company expects that it will operate so that it will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation. Generally, the Company will not be taxable as a corporation if 90% or more of its gross income for each taxable year consists of “qualifying income” (generally, interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items) and the Company is not required to register under the Investment Company Act (the “qualifying income exception”).

3. Investments

In October 2017, the Company entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc. (“Lawn Doctor”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement and an exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of the Sub-Manager (the “Exchange Agreement”), the Company acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, the Company owns approximately 62.9% of the outstanding equity in Lawn Doctor. As of March 31, 2018, the cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment. The purchase price is subject to adjustment based on, among other factors, Lawn Doctor’s working capital and indebtedness at the closing with a true-up adjustment.

In October 2017, the Company entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform Holdings, Inc. (“Polyform”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, the Company acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of March 31, 2018, the cost basis of the Company’s investments in Polyform was approximately $15.8 million of common equity and $15.7 million of a debt investment. The purchase price is subject to adjustment based on, among other factors, Polyform’s working capital and indebtedness at the closing with a true-up adjustment.

The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a first lien secured term loan to Polyform, as described above, accrue interest at a per annum rate of 16%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.

As of March 31, 2018, the Company’s investment portfolio consisted of four distinct positions, summarized as follows:

	As of March 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	20.3%	19.1%
Senior secured debt - second lien	15,000,000	15,000,000	19.4	18.3

Total senior debt	$30,700,000	$30,700,000	39.7	37.4
Equity	46,231,763	46,756,212	60.3	56.9

Total investments	$76,931,763	$77,456,212	100.0%	94.3%

As of March 31, 2018, none of the Company’s debt investments were on non-accrual status.

The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2018 were as follows:

Industry	As of March 31, 2018
Modeling Clay	40.6%
Commercial and Professional Services	59.4

Total	100.0%

Geographic Dispersion(1)	As of March 31, 2018
United States	100.0%

Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

All portfolio companies held at March 31, 2018 were denominated in U.S. dollars.

Summarized Operating Data

The following tables present unaudited summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the period February 7, 2018 (the date we acquired the initial businesses) through March 31, 2018 and unaudited summarized balance sheet data as of March 31, 2018:

Lawn Doctor

Summarized Operating Data (Unaudited)

Period February 7, 2018(1) through March 31, 2018
Revenues	$3,118,748
Expenses	(3,087,288)

Income before taxes	31,460
Income tax expense	(7,825)

Net Income	$23,635

Summarized Balance Sheet Data (Unaudited)

As of March 31, 2018
Current assets	$7,016,164
Non-current assets	$28,927,037
Current liabilities	$4,081,423
Non-current liabilities	$38,785,943
Stockholders’ Equity	$(6,924,165)

Polyform

Summarized Operating Data (Unaudited)

Period February 7, 2018(1) through March 31, 2018
Revenues	$2,417,593
Expenses	(2,897,329)

Net loss before taxes	(479,736)
Income tax benefit	48,000

Net loss	$(431,736)

Summarized Balance Sheet Data (Unaudited)

As of March 31, 2018
Current assets	$5,771,064
Non-current assets	$22,436,533
Current liabilities	$1,167,304
Non-current liabilities	$20,567,473
Stockholders’ Equity	$6,472,820

(1)	February 7, 2018 is the date the Company acquired the portfolio companies.

4. Fair Value of Financial Instruments

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of March 31, 2018:

	As of March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000
Equity	—	—	46,756,212	46,756,212

Total investments	$—	$—	$77,456,212	$77,456,212

There were no transfers between Level 1 and Level 2 during the period from February 7, 2018 (commencement of operations) through March 31, 2018. The carrying value of cash is classified as Level 1 with respect to the fair value hierarchy. For the period from February 7, 2018 (commencement of operations) through March 31, 2018, the Company held four distinct investment positions classified as Level 3, representing an aggregate fair value of $77.5 million or 100.0% of the total investment portfolio. The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2018 were as follows:

As of March 31, 2018
Asset Group	Fair Value(1)	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (2)	Impact to Valuation from an Increase in Input (3)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.5%) 7.5x – 12.1x (10.5x) 8.0x – 12.0x (10.7x)	Decrease Increase Increase
Equity	46,756,212	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.5%) 7.5x – 12.1x (10.5x) 8.0x – 12.0x (10.7x)	Decrease Increase Increase

Total	$77,456,212

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.
(2)	Weighted average amounts are based on the estimated fair values.
(3)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding tables represent the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

Investments that do not have a readily available market value are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

The following tables provide reconciliations for the period from February 7, 2018 (commencement of operations) through March 31, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Period from February 7, 2018 (commencement of operations) through March 31, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,231,763	76,931,763
Net change in unrealized appreciation (1)	—	524,449	524,449

Fair value balance as of March 31, 2018	$30,700,000	$46,756,212	$77,456,212

Change in net unrealized appreciation in investments held as of March 31, 2018 (1)	$—	$524,449	$524,449

(1)	Included in net change in unrealized appreciation in the consolidated statement of operations.

No securities were transferred into or out of the Level 3 hierarchy during the period from February 7, 2018 (commencement of operations) through March 31, 2018. All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statement of operations.

5. Related Party Transactions

As of December 31, 2017, the Company had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $0.2 million (total of 8,000 Class FA shares). No selling commissions or dealer manager fees were paid in connection with the issuances.

On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80 million in Class FA shares under its Private Placement. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to the Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager.

The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Private Placement and Public Offering as well as the acquisition, management and sale of the assets of the Company, as follows:

Placement Agent/Dealer Manager

Commissions — Under the Private Placement, there was no selling commission for the sale of Class FA shares. Under the Public Offering, the Company will pay CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offering and the “Placement Agent” in connection with the Private Placement) a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.

Placement Agent/Dealer Manager Fee — Under the Private Placement, there was no placement agent fee for the sale of Class FA shares. Under the Public Offering, the Company will pay the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of such dealer manager fees to participating broker-dealers.

Annual Distribution and Shareholder Servicing Fee — Under the Public Offering, beginning no later than the end of June 2018, the Company will also pay the Managing Dealer an annual distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares (excluding Class T Shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The annual distribution and shareholder servicing fee will accrue daily and be paid monthly in arrears. The Managing Dealer may reallow all or a portion of the annual distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The annual distribution and shareholder servicing fees is an ongoing fee that will be allocated among all Class T and Class D shares, respectively, and will not be paid at the time of purchase.

Manager and/or Sub-Manager

Organization and Offering Costs — Under each of the Private Placement and Public Offering, the Company will reimburse the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Placement and (B) 1.5% of the cumulative gross proceeds from the Public Offering. As of March 31, 2018, the Manager and Sub-Manager, along with their respective affiliates, have incurred organization and offering costs of approximately $3.6 million. As of March 31, 2018, the Company had incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.7 million in organization and offering costs based on actual amounts raised of Class FA shares under its Private Placement, all of which was outstanding as of March 31, 2018.

Base Management Fee to Manager and Sub-Manager — The Company will pay each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The base management fee will be calculated for each share class at an annual rate of (i) for the non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the founder shares, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and will be payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets will reflect changes in the fair market value of the Company’s assets, which will not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation. Average Adjusted Capital of an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. The annual preference return of 7% and the relevant breakpoints of 8.75% and 7.777%, respectively, are also adjusted for the actual number of days in each calendar year, measured as of each calendar quarter end. “Adjusted Capital” is defined as cumulative proceeds generated from sales of our shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class.

Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company will also pay each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The total return incentive fee will be based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation at completion of each calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Total Return to Shareholders” for any calendar quarter is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of such calendar quarter end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” means the Total Return to Shareholders specifically attributable to each particular share class of non-founder shares or founder shares, as applicable.

The total return incentive fee for each share class will be calculated as follows:

•	No total return incentive fee will be payable in any calendar year in which the annual Total Return to Shareholders of a particular share class does not exceed 7% (the “Annual Preferred Return”).

•	As it relates to the non-founder shares, all of the Total Return to Shareholders with respect to each particular share class of non-founder shares, if any, that exceeds the annual preferred return, but is less than or equal to 8.75%, or the “non-founder breakpoint,” in any calendar year, will be payable to the Manager (“Non-founder Catch Up”). The Non-Founder Catch Up is intended to provide an incentive fee of 20% of the Total Return to Non-founder Shareholders of a particular share class once the Total Return to Non-founder Shareholders of a particular class exceeds 8.75% in any calendar year.

•	As it relates to founder shares, all of the Total Return to Founder Shareholders, if any, that exceeds the annual preferred return, but is less than or equal to 7.777%, or the “founder breakpoint,” in any calendar year, will be payable to the Manager (“Founder Catch Up”). The Founder Catch Up is intended to provide an incentive fee of 10% of the Total Return to Founder Shareholders once the Total Return to Founder Shareholders exceeds 7.777% in any calendar year.

•	For any quarter in which the Total Return to Shareholders of a particular share class exceeds the relevant breakpoint, the total return incentive fee of a particular share class shall equal, for non-founder shares, 20% of the Total Return to Non-founder Shareholders of a particular class, and for founder shares, 10% of the Total Return to Founder Shareholders, in each case because the annual preferred and relevant catch ups will have been achieved.

•	For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ending December 31, 2018, the High Water Mark will be $24.75.

The Company did not incur any incentive fees during the period from February 7, 2018 (commencement of operations) through March 31, 2018.

Reimbursement to Manager and Sub-Manager for Operating Expenses — The Company will reimburse the Manager and the Sub-Manager and their respective affiliates for certain operating costs and expenses of third parties incurred in connection with their provision of services to the Company, including fees, costs, expenses, liabilities and obligations relating to the Company’s activities, acquisitions, dispositions, financings and business, subject to the terms of the Company’s limited liability company agreement, the Management Agreement, the Sub-Management Agreement and the Expense Support and Conditional Reimbursement Agreement (as defined below). The Company will not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for the benefit of the Company.

Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Expense Support amount will be borne equally by the Manager and the Sub-Manager and will be calculated as of the last business day of the calendar year. Beginning on February 7, 2018 and continuing until the Expense Support and Conditional Reimbursement Agreement is terminated, the Manager and Sub-Manager shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable, to the Manager or the Sub-Manager.

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), the Company will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions (the “Conditional Reimbursements”) as described further in the Expense Support and Conditional Reimbursement Agreement. The Company’s obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement.

Related party fees and expenses incurred during the period February 7, 2018 (commencement of operations) through March 31, 2018 are summarized below:

Related Party	Source Agreement & Description	Period from February 7, 2018 (commencement of operations) through March 31, 2018
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1) Base management fees (1)	$707,046 88,562
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support Provided	(43,212)
Manager	Administrative Services Agreement: Operating, administrative and compliance services (1)	19,894

(1)	Expenses subject to Expense Support.

The following table presents amounts due from (to) related parties as of March 31, 2018:

Due from related parties:
Expense Support	$43,212

Total due from related parties	43,212
Due to related parties:
Organization and offering expenses	707,046
Base management fees	88,562
Operating, administrative and compliance expense reimbursement	19,894

Total due to related parties	815,502

Net due to related parties	$(772,290)

There were no amounts due to related parties as of December 31, 2017.

Other Related Party Transactions

Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

6. Distributions

The total and the sources of declared distributions on a GAAP basis for the period from February 7, 2018 (commencement of operations) through March 31, 2018 are presented in the tables below.

	Period from February 7, 2018 (commencement of operations) through March 31, 2018
	Class FA
	Per Share	Amount	Allocation
Total Declared Distributions	$0.09	$302,841	100.0%
From net investment income	$0.09	$302,841	100.0%

Net investment income includes Expense Support of $43,212 which supported distributions of $302,841 during the period from February 7, 2018 (commencement of operations) through March 31, 2018.

7. Capital Transactions

As of December 31, 2017, the Company had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $200,000 (total of 8,000 Class FA shares). No selling commissions or dealer manager fees were paid in connection with the issuances.

On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80 million in Class FA shares under its Private Placement and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of $81.7 million. The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. See Note 5. “Related Party Transactions” for additional information on shares issued to the Manager, Sub-Manager and their affiliates.

Private Placement

The Company offered through the Private Placement up to $85 million of Class FA shares and up to $115 million of Class A shares on a best efforts basis, which meant that the Placement Agent, used its best efforts but was not required to sell any specific amount of shares. On February 7, 2018, the Company met the minimum offering requirement of $80 million in Class FA shares under the Private Placement and the Company issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. No Class A shares were sold under the Private Placement. There was no selling commission or Placement Agent fee for the sale of Class FA shares. The Class FA shares and Class A shares in the Private Placement were offered for sale only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.

Public Offering

Once the Registration Statement became effective on March 7, 2018, the Company began offering up to $1,000,000,000 of Shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts but is not required to sell any specific amount of Shares. The Company is offering, in any combination, four classes of Shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in Shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. The Company will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). See Note 10. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees per share class.

The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. The Public Offering has a minimum offering requirement of $2 million in Shares under the Private Placement or the Public Offering. As of February 7, 2018, the Company had met the minimum offering requirement of $80 million in Class FA shares under the Private Placement. See Note 10. “Subsequent Events” for information related to the Public Offering.

The following table summarizes the total shares issued and proceeds received in connection with the Private Placement for the period ended March 31, 2018.

	Period from February 7, 2018 (commencement of operations) through March 31, 2018
	Class FA
	Shares	Amount
Gross proceeds	3,258,260	$81,456,500
Up-front selling commissions and dealer manager fees(1)	—	—

Net proceeds to Company	3,258,260	$81,456,500

Average net proceeds per share	$25.00

(1)	The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement.

8. Commitment & Contingences

See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.

9. Financial Highlights

The following is a schedule of financial highlights of the Company attributed to Class FA shares for the period from February 7, 2018 (commencement of operations) through March 31, 2018.

Period ended March 31, 2018(1)
Class FA Shares(2)
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$25.00

Net investment income, before expense support (3)	0.08
Expense support(3)	0.01

Net investment income(3)	0.09
Net realized and unrealized gains(3)(4)	0.16

Net increase resulting from investment operations	0.25

Distributions from net investment income(5)	(0.09)

Net Asset Value, End of Period	$25.16

Net assets, end of period	$82,180,949
Average net assets(6)	$81,716,492
Shares outstanding, end of period	3,266,260
Weighted average shares outstanding	3,266,430
Total investment return based on net asset value(7)	1.01%
RATIOS/SUPPLEMENTAL DATA (annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before expense support	3.95%
Total operating expenses after expense support	3.58%
Net investment income	2.55%
Portfolio turnover rate	—%

(1)	Operations commenced on February 7, 2018.
(2)	As of March 31, 2018, the Company had not sold any Class A, Class T, Class D or Class I shares.
(3)	The per share data was derived by using the weighted average shares outstanding during the period.
(4)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(5)	The per share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(6)	The computation of average net assets during the period is based on the monthly value of net assets.
(7)	Total investment return based on asset value is a measure of the change in total value for shareholders who held the Company’s common shares at the beginning and end of the period, including distributions declared during the period. Total investment return based on net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, of (A) one share plus (B) any fractional shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to one share, if any, on the last day of the period. The total investment return based on net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(8)	Annualized assuming consistent results over a full fiscal year consisting of 365 days; however, this may not be indicative of actual results over a full fiscal year.

10. Subsequent Events

The Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common shares based on weekly record dates for the time period beginning on April 3, 2018 through and including May 29, 2018, as set forth below:

Distribution Record Date	Distribution Payment Date	Declared Distribution Per Share for Each Share Class
		Class FA	Class A	Class T	Class D	Class I
April 3, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 10, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 17, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 24, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 1, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 8, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 15, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 22, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 29, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038

In April 2018, the Company’s board of directors also approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on April 27, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$27.46	$26.38	$25.13	$25.13
Selling Commissions, Per Share	$1.65	$0.79	$—	$—
Dealer Manager Fees, Per Share	$0.68	$0.46	$—	$—

During the period April 1, 2018 through May 10, 2018, the Company received additional net proceeds of $450,000 from the sale of 17,948 Class I shares from its Public Offering and net proceeds of $7,500 from the issuance of 299 Class A shares through its distribution reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the unaudited condensed financial statements as of March 31, 2018 and for the period February 7, 2018 (commencement of operations) through March 31, 2018. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.

Statement Regarding Forward-Looking Information

Certain statements in this quarterly report on Form 10-Q for the period February 7, 2018 (commencement of operations) through March 31, 2018 (“Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our businesses and other assets;

•	unanticipated costs, delays and other difficulties in executing our business strategy;

•	performance of our businesses and other assets relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these assets;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Manager, the Sub-Manager and their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we target;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the use, adequacy and availability of proceeds from this offering, financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;

•	the timing of cash flows, if any, from our businesses and other assets;

•	the ability of the Manager and the Sub-Manager to locate suitable acquisition opportunities for us and to manage and operate our businesses and other assets;

•	the ability of the Manager, the Sub-Manager and their respective affiliates to attract and retain highly talented professionals;

•	the ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

•	the lack of a public trading market for our shares;

•	the ability to make and the amount and timing of anticipated future distributions;

•	estimated net asset value per share of our shares;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act;

•	the degree and nature of our competition; or

•	the effect of changes to government regulations, accounting rules or tax legislation.

Our forward-looking statements are not guarantees of our future performance and shareholders are cautioned not to place undue reliance on any forward-looking statements. While we believe our forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. Our forward-looking statements are based on our current expectations and a variety of risks, uncertainties and other factors, many of which are beyond our ability to control or accurately predict.

Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated March 7, 2018 (our “Prospectus”) and Item 1A in Part II of this Quarterly Report.

All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; we undertake no obligation to, and expressly disclaim any obligation to, update or revise forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

Overview

CNL Strategic Capital, LLC is a limited liability company that primarily seeks to acquire and grow durable, middle-market businesses. We are externally managed by CNL Strategic Capital Management, LLC, an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC, a registered investment advisor, under a sub-management agreement pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, Inc.

The Manager and the Sub-Manager are collectively responsible for sourcing potential acquisition and debt financing opportunities, subject to approval by the Manager’s management committee that such opportunity meets our investment objectives and final approval of such opportunity by our board of directors, and monitoring and managing the businesses we acquire and/or finance on an ongoing basis. The Sub-Manager is primarily responsible for analyzing and conducting due diligence on prospective acquisitions and debt financings, as well as the overall structuring of transactions.

We target, for acquisition, businesses that are highly cash flow generative with annual revenues of primarily between $25 million and $500 million. Our business strategy is to acquire controlling equity stakes in combination with loan positions in middle-market businesses. Our business strategy seeks to provide long-term capital appreciation and current income, while protecting invested capital. In addition and to a lesser extent, we intend to acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity stakes and loan positions via co-investments with other funds managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of its total assets.

We were formed as a Delaware limited liability company on August 9, 2016 and we intend to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We did not commence operations until February 7, 2018 as described below.

We offered through a private placement up to $85 million of Class FA limited liability company interests and up to $115 million of Class A limited liability company interests (one of the classes of Shares that constitute non-founder shares).

In October 2016, we confidentially submitted a registration statement on Form S-1 with the SEC in connection with the proposed offering of shares of our limited liability company interests (the “Public Offering” and together with the Private Placement, the “Offerings”). Through our Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares. See Note 7. “Capital Transactions” of Item 1. “Financial Statements” for additional information related to our Offerings.

On February 7, 2018, we commenced operations when we met the minimum offering requirement of $80 million in Class FA shares under the Private Placement and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of $81.7 million, as described below under “Our Common Shares Offering.” On February 7, 2018, we acquired the initial businesses using a substantial portion of the net proceeds from the Private Placement. For a discussion of the initial businesses, see “Portfolio and Investment Activity” below.

On March 7, 2018, our Registration Statement was declared effective by the SEC and we began offering $1,000,000,000 of Shares under the Public Offering, as further described below under “Our Common Shares Offering–Public Offering.”

Our Common Shares Offering

As of December 31, 2017, we had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $200,000 (total of 8,000 Class FA shares). No selling commissions or dealer manager fees were paid in connection with the issuances.

Private Placement

We offered through the Private Placement up to $85 million of Class FA shares and up to $115 million of Class A shares (one of the classes of Shares that constitute non-founder shares) on a best efforts basis, which meant that the Placement Agent in connection with the Private Placement used its best efforts but was not required to sell any specific amount of shares. On February 7, 2018, we commenced operations when we met our minimum offering requirement of $80 million in Class FA shares under the Private Placement and we issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to the Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager. The Class FA shares and Class A shares in the Private Placement were offered for sale only to persons that were “accredited investors,” as that term is defined under the Securities Act, and Regulation D promulgated thereunder. No Class A shares were sold under the Private Placement.

We did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. We did incur obligations to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised. These organization and offering costs related to the Private Placement had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of “Item 1. “Financial Statements.” Through March 31, 2018, we incurred approximately $0.7 million of organization and offering costs.

Public Offering

Once the Registration Statement became effective on March 7, 2018, we began offering up to $1,000,000,000 of Shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts, but is not required to sell any specific amount of Shares. We are offering, in any combination, four classes of Shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in Shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. We will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan).

In April 2018, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on April 27, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$27.46	$26.38	$25.13	$25.13
Selling Commissions, Per Share	$1.65	$0.79	$—	$—
Dealer Manager Fees, Per Share	$0.68	$0.46	$—	$—

In May 2018, after taking in consideration the effect of subsequent post-closing adjustments during the true up period relating to the working capital and tax indebtedness of our portfolio companies, our net asset value per Class FA share was adjusted to $25.16 as of March 31, 2018. See Note 9. “Financial Highlights” for information on the end of period net asset value for Class FA shares.

We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan. The Public Offering had a minimum offering requirement of $2 million in Shares under the Private Placement or the Public Offering. As of February 2018, we had met the minimum offering requirement of $2 million of the Public Offering through the sale of more than $80 million in Class FA shares under the Private Placement.

Portfolio and Investment Activity

In October 2017, we entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement and the Exchange Agreement, we acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, we own approximately 62.9% of the outstanding equity in Lawn Doctor. As of March 31, 2018, the cost basis of our investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment. The purchase price is subject to adjustment based on, among other factors, Lawn Doctor’s working capital and indebtedness at closing.

In October 2017, we entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, we acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of March 31, 2018, the cost basis of our investments in Polyform was approximately $15.8 million of common equity and $15.7 million of a debt investment. The purchase price is subject to adjustment based on, among other factors, Polyform’s working capital and indebtedness at closing.

The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a first lien secured term loan to Polyform as described above accrue interest at a per annum rate of 16%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.

As of March 31, 2018, our investment portfolio included four distinct investment positions and the fair value of our portfolio was comprised of the following:

	As of March 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	20.3%
Senior secured debt - second lien	15,000,000	15,000,000	19.4

Total senior debt	$30,700,000	$30,700,000	39.7
Equity	46,231,763	46,756,212	60.3

Total investments	$76,931,763	$77,456,212	100.0%

As of March 31, 2018, the weighted average yield on our debt portfolio was 16.0%.

Lawn Doctor

Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging, and leaf blowing.

Lawn Doctor’s franchised business model has repeatedly received recognition as a leading franchisor of lawn care services by industry associations and trade magazines, and has a customer retention rate of more than 80% over the past three years, which reflects the high level of quality and customer service that Lawn Doctor has been able to sustain over the years. Lawn Doctor’s efforts on behalf of its franchisees (which include shared marketing programs and infrastructure, an extensive online presence, and comprehensive training) have attracted a strong core of dedicated franchise owners who, in turn, contribute to the continued growth and success of the Lawn Doctor brand.

Polyform

Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers. We believe Polyform is well regarded for its high quality, comprehensive line of polymer clays, clay molds, children kits, wax-base clays, non-dry clays, clay tools and accessories. Polyform’s strong brand recognition, unique product attributes and strong customer network have earned it one of the leading market share positions in the polymer clay segment within the United States. Polyform estimates that its products are available in approximately 8,900 retail locations through its major customers, plus many other locations through independent retailers. Products are shipped directly to 48 countries worldwide.

See Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments.

Adjusted EBITDA

When evaluating the performance of our portfolio, we monitor adjusted EBITDA to measure the financial and operational performance of our portfolio companies and their ability to pay contractually obligated debt payments to us. In connection with this evaluation, the Manager and Sub-Manager review monthly portfolio company operating performance versus budgeted expectations and conduct regular operational review calls with the management teams of the portfolio companies.

We present Adjusted EBITDA as a supplemental measure of the performance of our initial businesses. We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our initial businesses. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our initial businesses may incur expenses that are the same as or similar to some of the adjustments in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the future results of our initial businesses will be unaffected by unusual or non-recurring items.

We present Adjusted EBITDA because we believe it assists investors in comparing the performance of such businesses across reporting periods on a consistent basis by excluding items that we do not believe are indicative of their core operating performance.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are: (i) Adjusted EBITDA does not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; (iii) Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on indebtedness; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not consider to be indicative of the on-going operations of our initial businesses; and (vi) other companies in similar industries as our initial businesses may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA only supplementally.

Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)

Lawn Doctor

Period February 7, 2018(1) through March 31, 2018
Net Income (GAAP)	$23,635
Interest and Debt Related Expenses	606,186
Depreciation and Amortization	127,088
Income Tax Expense	7,825
Transaction Costs	313,895

Adjusted EBITDA (non-GAAP)	$1,078,629

Polyform

Period February 7, 2018(1) through March 31, 2018
Net Loss (GAAP)	$(431,736)
Interest and Debt Related Expenses	428,946
Depreciation and Amortization	291,465
Income Tax Benefit	(48,000)
Transaction Costs	313,895

Adjusted EBITDA (non-GAAP)	$554,570

(1)	February 7, 2018 is the date we acquired the portfolio companies.

Factors Impacting Our Operating Results

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control.

We will be dependent upon the earnings of and cash flow from the businesses that we acquire to meet our corporate overhead and management fee expenses and to make distributions. These earnings and cash flows, net of any minority interests in these businesses, will be available:

•	first, to meet management fees and corporate overhead expenses of the company; and

•	second, to fund business operations and distributions by the company to shareholders.

Size of assets

If we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make. The size of our assets will be a key revenue driver. Generally, as the size of our assets grows, the amount of income we receive will increase. In addition, our assets may grow at an uneven pace as opportunities to acquire assets may be irregularly timed, and the timing and extent of the Manager’s and the Sub-Manager’s success in identifying such opportunities, and our success in making acquisitions, cannot be predicted.

Market conditions

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

Results of Operations

From the time of our formation on August 9, 2016 through February 6, 2018, we had not commenced operations. Operations commenced on February 7, 2018, when aggregate subscription proceeds in excess of the minimum offering amount of $80 million were received in the Private Placement. We acquired our initial businesses on February 7, 2018 using a substantial portion of the net proceeds from the Private Placement. See “Overview – Our Common Shares Offering” and “Overview – Portfolio and Investment Activity” above for additional information.

As of March 31, 2018, the fair value of our investment portfolio totaled approximately $77.5 million. Our investments at March 31, 2018 consisted of two debt investments and two equity investments. See section entitled “Overview – Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the period from February 7, 2018 (commencement of operations) through March 31, 2018.

The following is a summary of our operating results for the period from February 7, 2018 (commencement of operations) through March 31, 2018:

Total investment income	$728,216
Net operating expense	425,375

Net investment income	302,841
Net change in unrealized appreciation	524,449

Net increase in net assets resulting from operations	$827,290

Investment Income

Investment income consisted of the following for the period from February 7, 2018 (commencement of operations) through March 31, 2018:

Interest income	$728,216

Total investment income	$728,216

As of March 31, 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Overview – Portfolio and Investment Activity.” As of March 31, 2018, all of our debt investments had fixed rate interest. Interest income and total investment income for the period February 7, 2018 (commencement of operations) through March 31, 2018 was $728,216. We believe that our interest income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income and dividend income in future periods due to an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Public Offering.

Operating Expenses

Our operating expenses for the period from February 7, 2018 (commencement of operations) through March 31, 2018 were as follows:

Organization and offering expenses	$221,564
Base management fees	88,562
Professional services	73,581
Director fees and expenses	37,070
Administrative services	32,493
Custodian and accounting fees	15,000
Other	317

Total operating expenses	468,587
Expense support	(43,212)

Net expenses	$425,375

Operating expenses were partially offset by expense support of $43,212 for the period from February 7, 2018 (commencement of operations) through March 31, 2018. We consider the following expense categories to be relatively fixed in the near term: administrative services, director fees and expenses, and custodian and accounting fees. Variable operating expenses include professional services, base management fees, performance–based incentive fees, distribution and shareholder servicing fees, and a component of other operating expenses related to transfer agency services and shareholder services. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).

Organization and Offering Expenses

Organization expenses are expensed on our statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our Offerings, are capitalized on our statement of assets and liabilities as deferred offering expenses and expensed to our statement of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.

Base Management Fee

Our base management fee is calculated for each share class at an annual rate of (i) for the non-founder shares, 2% of the product of (x) our average gross assets and (y) the ratio of non-founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital and (ii) for the founder shares, 1% of the product of (x) our average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears.

Total Return Incentive Fee

The Manager and Sub-Manager are also eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation at completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement. We did not incur any total return incentive fees during the period February 7, 2018 (commencement of operations) through March 31, 2018.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with the Manager and the Sub-Manager, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that our annual regular cash distributions exceed our annual net income (with certain adjustments). Expense Support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of our distribution reinvestment plan) to shareholders minus (b) the available operating funds. The Expense Support amount will be borne equally by the Manager and the Sub-Manager and will be calculated as of the last business day of the calendar year. Beginning on February 7, 2018 and continuing until the Expense Support and Conditional Reimbursement Agreement is terminated, the Manager and Sub-Manager shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable to the Manager or the Sub-Manager.

If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement.

Net Change in Unrealized Appreciation

For the period February 7, 2018 (commencement of operations) through March 31, 2018, net unrealized appreciation on investments consisted of the following:

Unrealized appreciation	$524,449
Unrealized depreciation	—

Total net unrealized appreciation	$524,449

The unrealized appreciation of $524,449 pertains solely to our investment in the equity of Lawn Doctor, primarily as a result of, among other things, strong performance above expectations and the future growth opportunities of Lawn Doctor.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Risk Factors” of our Prospectus.

Net Assets

Net assets increased approximately $82.0 million during the period February 7, 2018 (commencement of operations) through March 31, 2018. The most significant increase in net assets during the quarter ended March 31, 2018 was attributable to capital transactions including the issuance of Class FA shares resulting in net proceeds of approximately $81.5 million. Additionally, during the quarter ended March 31, 2018, our operations resulted in an increase in net assets of approximately $0.8 million. These increases in net assets were partially offset by distributions to shareholders of approximately $0.3 million during the quarter ended March 31, 2018.

Our shares are illiquid investments for which there is currently not a secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, repay principal and interest on our borrowings, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds of the Public Offering;

•	distributions, interest earned and fees from our assets;

•	proceeds from sales of assets and principal repayments from our assets; and

•	unused borrowing capacity under our financing sources.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In determining whether to borrow money, we seek to optimize maturity, covenant packages and rate structures. Most importantly, the risks of borrowing within the context of our business outlook and the impact on our businesses are extensively analyzed by the Manager and our board of directors in making this determination.

While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.

As of March 31, 2018 and December 31, 2017, we had approximately $5.6 million and $0.2 million of cash and cash equivalents, respectively.

We raised approximately $81.5 million in net proceeds (3.3 million shares of Class FA shares) during the period February 7, 2018 (commencement of operations) through March 31, 2018 under the Private Placement, which included a $2.4 million non-cash contribution by our Sub-Manager, as described above under “Overview – Our Common Shares Offering.” As of March 31, 2018 we had approximately 947 million common shares available for sale through our Public Offering.

During the period February 7, 2018 (commencement of operations) through March 31, 2018, we generated cash flows primarily from interest earned on our debt investments. We used approximately $74.4 million of the cash proceeds from our Private Placement to purchase our initial businesses. We also declared four weekly distributions in March 2018 totaling approximately $0.3 million, which were paid to shareholders in April 2018. See “Distributions” below for information regarding our distribution policy.

Hedging Activities

In an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Distributions

Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to declare cash distributions to shareholders based on weekly record dates and we intend to pay such distributions on a monthly basis. Shareholders may elect to reinvest their distributions as additional common shares under our distribution reinvestment plan. Distributions are taxable to our shareholders even if they are reinvested in additional shares of our common shares. The following table reflects, by share class, the cash distributions per share and the total amount of distributions that we have declared on our common shares during the period February 7, 2018 (commencement of operations) through March 31, 2018:

	Quarter Ended March 31, 2018
	Per Share	Amount
March 31, 2018 (4 record dates)
Class FA shares	$0.092718	$302,841
Class A shares	0.092718	—
Class T shares	0.074177	—
Class D shares	0.083449	—
Class I shares	0.092718	—

Our board of directors also declared cash distributions on the outstanding shares of all classes of our common shares based on weekly record dates for the time period beginning on April 3, 2018 through and including May 29, 2018, as set forth below:

Distribution Record Date	Distribution Payment Date	Declared Distribution Per Share for Each Share Class
		Class FA	Class A	Class T	Class D	Class I
April 3, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 10, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 17, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
April 24, 2018	May 10, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 1, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 8, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 15, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 22, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038
May 29, 2018	June 11, 2018	$0.024038	$0.024038	$0.019231	$0.021635	$0.024038

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions on Class T shares and Class D shares will be lower than distributions on Class A, Class FA and Class I shares because the company is required to pay ongoing annual distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in the primary offering. Additionally, distributions on the non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions.

We do not expect to use equity capital or borrowed funds to pay distributions to shareholders nor do we expect any portion of our distributions paid in 2018 to be treated as a return of capital for tax purposes. See Note 6. “Distributions” in Item 1. “Financial Statements” for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in our Public Offering (other than shareholders who are residents of Alabama, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Washington (collectively the “Opt-in-States”) and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash. Shareholders who are residents of Opt-in States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares will be reinvested in additional shares of Class A shares. The following discussion summarizes the principal terms of this plan.

The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recently determined and published net asset value per share of the applicable class of shares. Because the annual distribution and shareholder servicing fee is calculated based on net asset value, it reduces net asset value and/or distributions with respect to Class T shares and Class D shares, including shares issued under the distribution reinvestment plan with respect to such share classes. To the extent newly issued shares are purchased from us under the distribution reinvestment plan or shareholders elect to reinvest their cash distribution in our shares, we will retain and/or receive additional funds for acquisitions and general purposes including the repurchase of shares under our share repurchase program.

We will not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the annual distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in this offering will be allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.

Contractual Obligations

We have entered into the Management Agreement with the Manager and the Sub-Management Agreement with the Manager and the Sub-Manager pursuant to which the Manager and the Sub-Manager are entitled to receive a base management fee and the reimbursement of certain expenses. Certain incentive fees based on our performance are payable to the Manager and the Sub-Manager after our performance thresholds are met. Each of the Manager and the Sub-Manager is entitled to 50% of the base management fee and incentive fees, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. We have also entered into the Administrative Services Agreement with the Administrator and the Sub-Administration Agreement with the Administrator and the Sub-Administrator pursuant to which the Administrator and the Sub-Administrator will provide us with administrative services and are entitled to reimbursement of expenses for such services. For a discussion of the compensation we pay in connection with the management of our business, see Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Inflation

We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates could rise and our assets may be materially adversely affected.

Seasonality

We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Note 2. “Significant Accounting Policies” of Item 1. “Financial Statements.” Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.

Basis of Presentation

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.

Although we are organized and intend to conduct our business in a manner so that we are not required to register as an investment company under the Investment Company Act, our financial statements are prepared using the specialized accounting principles of ASC Topic 946 to utilize investment company accounting. We obtain funds through the issuance of equity interests to multiple unrelated investors, and provide such investors with investment management services. Further, our business strategy is to acquire interests in middle-market businesses to provide current income and long term capital appreciation, while protecting invested capital. Overall, we believe that the use of investment company accounting on a fair value basis is consistent with the management of our assets on a fair value basis, and make our financial statements more useful to investors and other financial statement users in facilitating the evaluation of an investment in us as compared to other investment products in the marketplace.

Valuation of Investments

We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” of Item 1. “Financial Statements”. As of March 31, 2018, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

Our board of directors is ultimately responsible for determining in good faith the fair value of our investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other things, the input of the Manager, the Sub-Manager, management, our audit committee, and independent third-party valuation firm. The determination of the fair value of our assets requires judgment, especially with respect to assets for which market prices are not available. For most of our assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our assets, our calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that we ultimately realize upon the disposal of such assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets differs materially from the values that were provided by the independent valuation firm.

U.S. Federal Income Taxes

We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S Federal income tax at the entity level.

Recently Issued Accounting Pronouncements

We will adopt all authoritative accounting standards relevant to our financial statements as required.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. Although these exemptions will be available to us, we do not expect these exemptions to have a material impact on our public reporting and disclosure. Because we are not a “large accelerated filer” or an “accelerated filer” under the Exchange Act, and will not be so long as our shares are not traded on a securities exchange, we are not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements.

Under the JOBS Act, we will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates as of the last day of our most recently completed second fiscal quarter, (ii) been a public company for at least 12 months and (iii) filed at least one annual report with the SEC. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to opt out of that extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and foreign currency changes. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares.

Credit Risk

We expect to encounter credit risk relating to (i) the businesses and other assets we acquire and (ii) any potential debt financing we may obtain. We will seek to mitigate this risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of our acquired businesses and other assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Changes in Market Interest Rates

We are subject to financial market risks, including changes in interest rates. Our investments are currently structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in interest rates, and will not adjust should rates move up or down. However, we may invest in floating interest rate debt investments in the future.

To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Foreign Currency Risk

All of our investments are currently denominated in U.S. Dollars. Therefore, the current portfolio does not present currency risk to U.S. shareholders. In the future, we may hedge against currency exchange rate and interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us from adverse changes in currency exchange rates and interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates or favorable changes in currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we and individuals employed by us may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. As of March 31, 2018, we were not involved in any legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Prospectus, risk factors which materially affect our business, financial condition or results of operations. The following risk factors replace and/or supplement the similar risk factors set forth in our Prospectus. You should carefully consider the risk factors set forth in our Prospectus and Item 1A in Part II of this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The U.S. Department of Labor, or the Department of Labor, has issued regulations that revise the definition of an ERISA fiduciary, and these regulations could have a significant effect on an investment in our shares.

The U.S. Department of Labor issued in 2016 its final regulation redefining “investment advice fiduciary” under ERISA and the Code. The final regulation significantly expanded the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to IRAs that have historically only applied to plans covered by ERISA. The Department of Labor also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. Financial institutions that had been relying on the “Best Interest Contract Exemption” were permitted to comply with only a limited set of requirements through July 1, 2019. The United States Court of Appeals for the Fifth Circuit is currently expected to issue an order vacating the entire final regulation, the two special prohibited transaction exemptions that had come with the new rule, including the Best Interest Contract Exemption, and amendments to other long-standing prohibited transaction exemptions. The Department of Labor has announced that it intends to issue appropriate guidance in the future that will address the consequences of the disposition of the final regulation. Because the status of the final regulation is still developing and the application of the final regulation remains uncertain, plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

Our business could be adversely affected if we fail to maintain our qualification as a venture capital operating company, or VCOC, under the “plan assets” regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

We sold and issued our Class FA shares in the private offering and used a substantial portion of the net proceeds from the private offering to acquire our initial businesses. We currently qualify as a VCOC, as defined in the regulations governing plan assets, or the Plan Asset Regulations, promulgated under ERISA by the Department of Labor, and therefore are not subject to the ERISA fiduciary requirements with respect to our assets. However, if we fail to satisfy the requirements to qualify as a VCOC for any reason and no other exception under the Plan Asset Regulations applies, such failure could materially interfere with our activities or expose us to risks related to our failure to comply with the requirements. If no exception under the Plan Asset Regulations applied, the fiduciary responsibility standards of ERISA would apply to us, including the requirement of investment prudence and diversification, and certain transactions that we enter into, or may have entered into, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of a plan subject to Title I of ERISA or Section 4975 of the Code, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Therefore, our business could be adversely affected if we fail to quality as a VCOC under the Plan Asset Regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We were capitalized through the purchase by CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC of 4,000 shares of Class FA shares each for the aggregate consideration of $200,000 in June 2017.

From April 2017 to February 2018, we conducted the Private Placement of up to $200 million in shares of our Class FA and Class A shares. We offered the shares in the Private Placement only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. As of February 8, 2018, the date we terminated the Private Placement, we received aggregate gross proceeds of approximately $81.7 million from the sale of approximately 3.3 million shares of our Class FA shares in the Private Placement. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager. No selling commissions or dealer manager fees were charged in connection with the sales of Class FA shares.

Each of the recipients of our shares has represented to us that they are an accredited investor. Based upon these representations, we believe that the issuances of our shares were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Use of Proceeds

On March 7, 2018, the Registration Statement covering the Public Offering, of up to $1,100,000,000 Shares, was declared effective under the Securities Act. The Public Offering commenced on March 7, 2018, and is currently expected to terminate on or before Mach 7, 2020, unless extended by our board of directors.

Through CNL Securities Corp., the Managing Dealer for the Public Offering, we are offering to the public on a best efforts basis up to $1,000,000,000 Shares consisting of Class A shares, Class T shares, Class D shares and Class I shares.

We are also offering up to $100,000,000 Shares to be issued pursuant to our distribution reinvestment plan. The Shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan.

As of March 31, 2018, we had not yet raised any proceeds from the Public Offering so there are not yet any expenses in connection with the issuance and distribution of securities for which we are responsible.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX

The following exhibits are filed or incorporated as part of this report

1.1*	Managing Dealer Agreement dated as of March 7, 2018 between CNL Strategic Capital, LLC and CNL Securities Corp.

2.1	Agreement and Plan of Merger dated as of October 20, 2017 by and among CNL Strategic Capital, LLC, LD Merger Sub, Inc. and LD Parent, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

2.2	Agreement and Plan of Merger dated as of October 20, 2017 by and among CNL Strategic Capital, LLC, PFHI Merger Sub, Inc. and Polyform Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

2.3	First Amendment to Agreement and Plan of Merger dated as of February 6, 2018 by and among CNL Strategic Capital, LLC, LD Merger Sub, Inc. and LD Parent, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

2.4	First Amendment to Agreement and Plan of Merger dated as of February 6, 2018 by and among CNL Strategic Capital, LLC, PFHI Merger Sub, Inc. and Polyform Holdings, Inc. (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.1	Certificate of Formation of CNL Strategic Capital, LLC dated August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2	Third Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on March 1, 2018).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on March 7, 2018).

4.3	Share Repurchase Program (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.1	Second Amended and Restated Management Agreement dated as of February 28, 2018 by and between the Registrant and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on March 1, 2018).

10.2	Second Amended and Restated Sub-Management Agreement dated as of February 28, 2018 by and among the Registrant, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on March 1, 2018).

10.3*	Escrow Agreement dated as of February 14, 2018 by and between CNL Strategic Capital, LLC, UMB Bank, N.A. and CNL Securities Corp.

10.4	Amended and Restated Administrative Services Agreement dated as of February 7, 2018 by and between the Registrant and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.5	Amended and Restated Sub-Administration Agreement dated as of February 7, 2018 by and among the Registrant, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.6	Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of February 7, 2018 by and among the Registrant, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.8	Note Purchase Agreement dated as of February 7, 2018 by and among Lawn Doctor, Inc., LD Strategic Capital Debtco, LLC and Aspire Capital Group, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.9	Note Purchase Agreement dated as of February 7, 2018 by and among Polyform Products Company, Inc. and Polyform Strategic Capital Debtco, LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.10	Service Agreement dated as of February 7, 2018 by and between CNL Capital Markets Corp. and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statement of Assets and Liabilities, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statement of Cash Flows, (v) Condensed Consolidated Schedule of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2018.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)