Form 10-Q
period 2018-06-30
CNL Strategic Capital, LLC
filed 2018-08-14
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-222986
_________________________________________________________
CNL STRATEGIC CAPITAL, LLC
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	32-0503849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
______________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 9, 2018, the Company had 3,266,260 Class FA shares, 2,647 Class A shares, 6,387 Class T shares, 37,236 Class D shares and 61,599 Class I shares outstanding.

1

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2018 (unaudited) and December 31, 2017	2

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) through June 30, 2018 (unaudited)	3

	Condensed Consolidated Statement of Changes in Net Assets for the period from February 7, 2018 (commencement of operations) through June 30, 2018 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the period from February 7, 2018 (commencement of operations) through June 30, 2018 (unaudited)	5

	Condensed Consolidated Schedule of Investments as of June 30, 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Exhibit Index		40

Signatures		41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL Strategic Capital, LLC
Condensed Consolidated Statements of Assets and Liabilities

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $76,774,339 and $— as of June 30, 2018 and December 31, 2017 respectively)	$78,227,212	$—
Cash and cash equivalents	6,440,516	199,683
Deferred offering expenses	186,359	317
Prepaid expenses and other assets	160,398	—
Total assets	85,014,485	200,000
Liabilities
Due to related parties (Note 5)	$205,195	$—
Distributions payable	317,225	—
Accounts payable and other accrued expenses	297,265	—
Accrued directors’ fees and expenses	9,075	—
Total liabilities	828,760	—
Commitments and contingencies (Note 8)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value 50,000,000 shares authorized and unissued	$—	$—
Common shares, $0.001 par value 3,400,000 Class FA shares authorized; 3,266,260 and 8,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,266	8
Common shares, $0.001 par value 94,660,000 Class A shares authorized; 2,406 shares issued and outstanding as of June 30, 2018	2	—
Common shares, $0.001 par value 662,620,000 Class T shares authorized; 1,704 shares issued and outstanding as of June 30, 2018	2	—
Common shares, $0.001 par value 94,660,000 Class D shares authorized; 6,730 shares issued and outstanding as of June 30, 2018	7	—
Common shares, $0.001 par value 94,660,000 Class I shares authorized; 32,821 shares issued and outstanding as of June 30, 2018	33	—
Capital in excess of par value	82,751,660	199,992
Distributions in excess of net investment income	(22,118)	—
Accumulated net unrealized appreciation on investments	1,452,873	—
Total Members’ Equity	$84,185,725	$200,000

Net assets, Class FA shares	$83,076,581	$200,000
Net assets, Class A shares	61,052	—
Net assets, Class T shares	43,307	—
Net assets, Class D shares	171,018	—
Net assets, Class I shares	833,767	—
Total Members’ Equity	$84,185,725	$200,000
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Investment Income
Interest income	$1,263,063	$1,991,279
Dividend income	760,923	760,923
Total investment income	2,023,986	2,752,202
Operating Expenses
Organization and offering expenses	317,230	538,794
Base management fees	194,974	283,536
Total return incentive fees	308,735	308,735
Professional services	169,742	233,410
Director fees and expenses	45,210	82,280
General and administrative expenses	60,120	92,613
Custodian and accounting fees	39,520	64,433
Insurance expenses	28,077	28,077
Annual distribution and shareholder servicing fees	52	52
Other	—	317
Total operating expenses	1,163,660	1,632,247
Expense support	(144,146)	(187,358)
Net expenses	1,019,514	1,444,889
Net investment income	1,004,472	1,307,313
Net change in unrealized appreciation on investments	928,424	1,452,873
Net increase in net assets resulting from operations	$1,932,896	$2,760,186

Common stock per share information:
Net investment income per share	$0.31	$0.40
Basic and diluted earnings per share	$0.59	$0.84
Weighted average number of common shares outstanding (basic and diluted)	3,285,912	3,278,742
Distributions declared per share	$0.32	$0.41

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statement of Changes in Net Assets
(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Operations:
Net investment income	$1,307,313
Net change in unrealized appreciation on investments	1,452,873
Net increase in net assets resulting from operations	2,760,186
Distributions to shareholders from:
Net investment income	(1,307,313)
Distributions in excess of net investment income (see Note 6)	(22,118)
Net decrease in net assets resulting from distributions to shareholders	(1,329,431)
Capital share transactions:
Issuance of shares of common stock through Private Placement and Public Offering	82,540,112
Issuance of shares of common stock through distribution reinvestment plan	14,858
Net increase in net assets resulting from capital share transactions	82,554,970
Total increase in net assets	83,985,725
Net assets at beginning of period	200,000
Net assets at end of period	$84,185,725
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statement of Cash Flows
(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Operating Activities:
Net increase in net assets resulting from operations	$2,760,186
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(74,374,339)
Net change in unrealized appreciation on investments	(1,452,873)
Amortization of deferred offering expenses	496,922
Increase in due to related parties	205,195
Increase in accrued directors’ fees and expenses	9,075
Increase in accounts payable and other accrued expenses	297,265
Increase in deferred offering expenses	(682,964)
Increase in other assets	(160,398)
Net cash used in operating activities	(72,901,931)
Financing Activities:
Proceeds from issuance of common shares	80,140,112
Distributions paid, net of distributions reinvested	(997,348)
Net cash provided by financing activities	79,142,764
Net increase in cash	6,240,833
Cash and cash equivalents, beginning of period	199,683
Cash and cash equivalents, end of period	$6,440,516
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$14,858
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$317,225
Offering costs	$5,175
Non-cash contribution from Sub-Manager	$2,400,000
Non-cash purchase of investments	$(2,400,000)
As described further in Note 3. “Investments” and Note 5. “Related Party Transactions” to the condensed consolidated financial statements, the approximate $77 million purchase price to acquire the investment in the portfolio companies was partially also funded using the $2.4 million non-cash contribution from the Sub-Manager.
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Schedule of Investments
As of June 30, 2018
(unaudited)

Company (1)	Industry	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Loan – First Lien–18.6%
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Loan – Second Lien–17.8%
Lawn Doctor	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Loans					$30,700,000	$30,700,000

Equity–56.5%
Polyform Products, Co.	Hobby Goods and Supplies			10,820	$15,598,788	$15,756,212
Lawn Doctor	Commercial and Professional Services			7,746	30,475,551	31,771,000
Total Equity					$46,074,339	$47,527,212

TOTAL INVESTMENTS–92.9%					$76,774,339	$78,227,212
OTHER ASSETS IN EXCESS OF LIABILITIES–7.1%						5,958,513
NET ASSETS–100.0%						$84,185,725
(1) Security may be an obligation of one or more entities affiliated with the named company.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties.
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

Principles of Consolidation
Under ASC Topic 946, “Financial Services—Investment Companies” (“ASC Topic 946”) the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its condensed consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds debt and equity investments. All intercompany account balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash consists of demand deposits at commercial banks.
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
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is defined as a market in which transactions for the asset or liability occur with sufficient pricing information on an ongoing basis. Publicly listed equity and debt securities and listed derivatives that are traded on major securities exchanges and publicly traded equity options are generally valued using Level 1 inputs. If a price for a Level 1 asset cannot be determined based upon this established process, it shall then be valued as a Level 2 or Level 3 asset.
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
The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, its audit committee, and the independent third-party valuation firm. The determination of the fair value of the Company’s assets requires judgment, especially with respect to assets for which market prices are not available. For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of the Company’s net asset value is based, in part, on the fair value of its assets, the Company’s calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that the Company ultimately realizes upon the disposal of such assets. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s assets differs materially from the values that were provided by the independent valuation firm.
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
The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due principal and interest amounts are paid and, in management’s judgment, are likely to remain current.
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of dividends that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Paid in Capital – The Company records the proceeds from the sale of its common shares on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding upfront selling commissions and dealer manager fees.
Organization and Offering Expenses
Organization expenses are expensed on the Company’s statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.

Annual Distribution and Shareholder Servicing Fees
Under the Public Offering, the Company pays annual distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. "Related Party Transactions." The Company records the annual distribution and shareholder servicing fees, which accrue daily, in its statements of operations as they are incurred.
Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, organization and offering expenses, annual distribution and shareholder servicing fees, expense support and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such fees are attributable to the particular share classes, as determined by the Company's board of directors, the Company's governing agreements and, in certain cases, expenses which are specifically identifiable to a specific share class.
Income and expenses which are not class-specific are allocated monthly pro rata among the share classes based on shares outstanding as of the end of the month.
Earnings per Share and Net Investment Income per Share
Earnings per share and net investment income per share are calculated for each share class of common shares based upon the weighted average number of common shares outstanding during the reporting period.
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
3. Investments
In October 2017, the Company entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc., (“Lawn Doctor”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the amended merger agreement and an exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of the Sub-Manager (the “Exchange Agreement”), the Company acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, the Company owns approximately 62.9% of the outstanding equity in Lawn Doctor. As of June 30, 2018, the cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment.
In October 2017, the Company entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform Holdings, Inc. (“Polyform”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, the Company acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of June 30, 2018, the cost basis of the Company’s investments in Polyform, after purchase price adjustments, was approximately $15.6 million of common equity and $15.7 million of a debt investment.

The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a first lien secured term loan to Polyform, as described above, accrue interest at a per annum rate of 16%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.
As of June 30, 2018, the Company’s investment portfolio is summarized as follows:

	As of June 30, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	20.0%	18.6%
Senior secured debt - second lien	15,000,000	15,000,000	19.2	17.8
Total senior debt	30,700,000	30,700,000	39.2	36.4
Equity	46,074,339	47,527,212	60.8	56.5
Total investments	$76,774,339	$78,227,212	100.0%	92.9%
As of June 30, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2018 were as follows:

Industry	As of June 30, 2018
Hobby Goods and Supplies	40.2%
Commercial and Professional Services	59.8%
Total	100.0%

Geographic Dispersion(1)	As of June 30, 2018
United States	100.0%
Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at June 30, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the three months ended June 30, 2018 and for the period from February 7, 2018 (the date the Company acquired the initial businesses) to June 30, 2018, and unaudited summarized balance sheet data as of June 30, 2018:
Lawn Doctor
Summarized Operating Data (Unaudited)

	Three Months Ended June 30, 2018	Period February 7, 2018(1) through June 30, 2018
Revenues	$5,020,688	$8,139,436
Expenses	(4,258,181)	(7,522,670)
Income before taxes	762,507	616,766
Income tax expense	(57,200)	(46,267)
Net income including non-controlling interest	705,307	570,499
Net loss attributable to non-controlling interest	22,438	22,438
Net income	$727,745	$592,937

Summarized Balance Sheet Data (Unaudited)

As of June 30, 2018
Current assets	$6,225,728
Non-current assets	$90,652,372
Current liabilities	$3,056,871
Non-current liabilities	$49,306,284
Non-controlling interest	$7,562
Stockholders' equity	$44,507,383
Polyform
Summarized Operating Data (Unaudited)

	Three Months Ended June 30, 2018	Period February 7, 2018(1) through June 30, 2018
Revenues	$4,064,855	$6,482,448
Expenses	(4,315,901)	(7,310,524)
Net loss before taxes	(251,046)	(828,076)
Income tax benefit	(72,000)	(146,000)
Net loss	$(179,046)	$(682,076)
Summarized Balance Sheet Data (Unaudited)

As of June 30, 2018
Current assets	$5,740,579
Non-current assets	$30,688,165
Current liabilities	$1,013,149
Non-current liabilities	$18,543,625
Stockholders’ equity	$16,871,970

 (1) February 7, 2018 is the date the Company acquired the portfolio companies.
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of June 30, 2018:

	As of June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000
Equity	—	—	47,527,212	47,527,212
Total investments	$—	$—	$78,227,212	$78,227,212
There were no transfers between Level 1, Level 2 or Level 3 during the period from February 7, 2018 (commencement of operations) through June 30, 2018.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2018 were as follows:

June 30, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.5%) 7.5x – 12.0x (10.5x) 8.0x – 12.0x (10.7x)	Decrease Increase Increase
Equity	47,527,212	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.5%) 7.5x – 12.0x (10.5x) 8.0x – 12.0x (10.7x)	Decrease Increase Increase
Total	$78,227,212

(1)
Discount rates are relative to the enterprise value of the portfolio companies and are not the market yields on the associated debt investments. Weighted average amounts are based on the estimated fair values.

(2)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding table represents the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide reconciliations of investments for which Level 3 inputs were used in determining fair value for the three months ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) through June 30, 2018:

	Three Months Ended June 30, 2018
	Senior Debt	Equity	Total
Fair value balance as of April 1, 2018	$30,700,000	$46,756,212	$77,456,212
Additions/(reductions), net (1)	—	(157,424)	(157,424)
Net change in unrealized appreciation (2)	—	928,424	928,424
Fair value balance as of June 30, 2018	30,700,000	47,527,212	78,227,212
Change in net unrealized appreciation in investments held as of June 30, 2018 (2)	—	928,424	928,424

	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions/(reductions), net (1)	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (2)	$—	$1,452,873	$1,452,873
Fair value balance as of June 30, 2018	$30,700,000	$47,527,212	$78,227,212
Change in net unrealized appreciation in investments held as of June 30, 2018 (2)	—	1,452,873	1,452,873

(1)
During the three months ended June 30, 2018 and the period from February 7, 2018 through June 30, 2018, the Company recorded a reduction in the cost basis of its equity investment in Polyform as a result of a purchase price true-up adjustment described in Note 3. "Investments."

(2)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.
All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statements of operations.
5. Related Party Transactions
As of December 31, 2017, the Company had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $0.2 million (total of 8,000 Class FA shares). No selling commissions or placement agent fees were paid in connection with the issuances.
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its Private Placement. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to the Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager.
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million during the three months ended June 30, 2018 and during the period from February 7, 2018 (commencement of operations) to June 30, 2018.
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Private Placement and Public Offering as well as the acquisition, management and sale of the assets of the Company, as follows:
Placement Agent/Dealer Manager
Commissions — Under the Private Placement, there was no selling commission for the sale of Class FA shares. Under the Public Offering, the Company will pay CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offering and the “Placement Agent” in connection with the Private Placement), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
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
Annual Distribution and Shareholder Servicing Fee — Under the Public Offering, beginning in May 2018, the Company began paying the Managing Dealer an annual distribution and shareholder servicing fee, subject to certain limits, with respect to its

Class T and Class D shares (excluding Class T Shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The annual distribution and shareholder servicing fee will accrue daily and be paid monthly in arrears. The Managing Dealer may reallow all or a portion of the annual distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The annual distribution and shareholder servicing fees is an ongoing fee that will be allocated among all Class T and Class D shares, respectively, and will not be paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under each of the Private Placement and Public Offering, the Company will reimburse the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Placement and (B) 1.5% of the cumulative gross proceeds from the Public Offering. As of June 30, 2018, the Company had incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.7 million in organization and offering costs based on actual amounts raised through its Offerings, of which $0.01 million was payable as of June 30, 2018. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $3.6 million on behalf of the Company in connection with the Public Offering (exceeding the 1.5% limitation) as of June 30, 2018. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company will pay each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The base management fee will be calculated for each share class at an annual rate of (i) for the non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the founder shares, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and will be payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets will reflect changes in the fair market value of the Company’s assets, which will not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. Average Adjusted Capital of an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. “Adjusted Capital” is defined as cumulative proceeds generated from sales of our shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company will also pay each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The total return incentive fee will be based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation and make required payments at completion of each calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Total Return to Shareholders” for any calendar quarter is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of such calendar quarter end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” means the Total Return to Shareholders specifically attributable to each particular share class of non-founder shares or founder shares, as applicable.
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

For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. The annual preferred return of 7% and the relevant breakpoints of 8.75% and 7.777%, respectively, are also adjusted for the actual number of days in each calendar year, measured as of each calendar quarter end.
The Company incurred total return incentive fees of approximately $0.3 million during three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, all of which was payable as of June 30, 2018. The total return incentive fee is payable annually in arrears subject to a final calculation at the completion of each calendar year.
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
Related party fees and expenses incurred during the three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) through June 30, 2018 are summarized below:

Related Party	Source Agreement & Description	Three Months Ended June 30, 2018	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement:
	Organization and offering reimbursement (1)	$18,107	$725,153
	Base management fees (1)	194,974	283,536
	Total return incentive fees (1)	308,735	308,735
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(144,146)	(187,358)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	23,657	43,551
Managing Dealer	Managing Dealer Agreement: Annual distribution and shareholder servicing fees	52	52
	Commissions	4,350	4,350
	Dealer Manager Fees	2,038	2,038

(1)	Expenses subject to Expense Support.

The following table presents amounts due from (to) related parties as of June 30, 2018:

Due from related parties:
Expense Support	$187,358
Total due from related parties	187,358
Due to related parties:
Organization and offering expenses	(5,175)
Base management fees	(64,812)
Total return incentive fee	(308,735)
Reimbursement of third-party operating expenses	(13,784)
Annual distribution and shareholder servicing fees	(47)
Total due to related parties	(392,553)
Net due to related parties	$(205,195)
There were no amounts due from (to) related parties as of December 31, 2017 because the Company had not raised the minimum amount to commence operations.
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.
6. Distributions
The total and the sources of declared distributions on a GAAP basis for the period from February 7, 2018 (commencement of operations) to June 30, 2018 are presented in the tables below.

	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Class FA
	Per Share	Amount	Allocation
Total Declared Distributions	$0.40	$1,323,527	100.0%
From net investment income (including expense support of $177,308)	0.39	1,302,870	98.4
Distributions in excess of net investment income	0.01	20,657	1.6

	Class A
	Per Share	Amount	Allocation
Total Declared Distributions	$0.05	$126	100.0%
From net investment income (including expense support of $978)	0.02	44	34.9
Distributions in excess of net investment income	0.03	82	65.1

	Class T
	Per Share	Amount	Allocation
Total Declared Distributions	$0.08	$149	100.0%
From net investment income (including expense support of $486)	0.06	108	72.5
Distributions in excess of net investment income	0.02	41	27.5

	Class D
	Per Share	Amount	Allocation
Total Declared Distributions	$0.02	$146	100.0%
Distributions in excess of net investment income (including expense support of $783)	0.02	146	100.0

	Class I
	Per Share	Amount	Allocation
Total Declared Distributions	$0.16	$5,483	100.0%
From net investment income (including expense support of $7,803)	0.13	4,291	78.3
Distributions in excess of net investment income	0.03	1,192	21.7

The following table reflects the total distributions declared during the period from February 7, 2018 (commencement of operations) through June 30, 2018:

Distribution Period(1)	Cash Distributions Declared	Distributions Reinvested	Cash Distributions Net of Distributions Reinvested
First Quarter 2018 (4 record dates)	$302,841	$2,299	$300,542
Second Quarter 2018 (13 record dates)(2)	1,026,590	19,767	1,006,823
	$1,329,431	$22,066	$1,307,365

(1)	Declared distributions per share for each share class were:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - June 26, 2018	0.024038	0.024038	0.019231	0.021635	0.024038

(2)	Distributions declared for the four record dates in June 2018 were paid in July 2018.
In June 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of common shares based on weekly record dates for the time period beginning July 3, 2018 through and including September 28, 2018, of $0.024038 per share for Class FA shares, $0.024038 per share for Class A shares, $0.019231 per share for Class T shares, $0.021635 per share for Class D shares and $0.024038 per share for Class I shares.
7. Capital Transactions
As of December 31, 2017, the Company had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $200,000 (total of 8,000 Class FA shares). No selling commissions or placement agent fees were paid in connection with the issuances.
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its Private Placement and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of $81.7 million. The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. See Note 5. “Related Party Transactions” for additional information on shares issued to the Manager, Sub-Manager and their affiliates.
Private Placement
The Company offered through the Private Placement up to $85.0 million of Class FA shares and up to $115.0 million of Class A shares on a best efforts basis, which meant that the Placement Agent, used its best efforts but was not required to sell any specific amount of shares. On February 7, 2018, the Company met the minimum offering requirement of $80.0 million in Class FA shares under the Private Placement and the Company issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. No Class A shares were sold under the Private Placement. There was no selling commission or Placement Agent fee for the sale of Class FA shares. The Class FA shares and

Class A shares in the Private Placement were offered for sale only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.
Public Offering
Once the Registration Statement became effective on March 7, 2018, the Company began offering up to $1,000,000,000 of Shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts but is not required to sell any specific amount of Shares. The Company is offering, in any combination, four classes of Shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in Shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. The Company will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company's board of directors. As of June 30, 2018, the Public Offering price was $27.41 per Class A share, $26.43 per Class T share, $25.26 per Class D share and $25.23 per Class I share. See Note 10. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees per share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. The Public Offering had a minimum offering requirement of $2 million in Shares under the Private Placement or the Public Offering. As of February 7, 2018, the Company had met the minimum offering requirement of $80.0 million in Class FA shares under the Private Placement. See Note 10. “Subsequent Events” for information related to the Public Offering.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings for the period ended June 30, 2018:

	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Proceeds from Offering				Distributions Reinvested		Total
	Shares Issued	Gross Proceeds	Up-front Selling Commiss-ions and Dealer Manager Fees (1)	Net Proceeds to Company	Shares	Proc-eeds to Comp-any	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA shares	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A shares	1,824	50,000	(4,250)	45,750	582	14,620	2,406	60,370	25.09
Class T shares	1,704	45,000	(2,138)	42,862	—	—	1,704	42,862	25.15
Class D shares	6,730	170,000	—	170,000	—	—	6,730	170,000	25.26
Class I shares	32,812	825,000	—	825,000	9	238	32,821	825,238	25.14
	3,301,330	$82,546,500	$(6,388)	$82,540,112	591	$14,858	3,301,921	$82,554,970	$25.00

(1)
The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through its Public Offering. See Note 5. "Related Party Transactions" for additional information regarding up-front selling commissions and dealer manager fees.

8. Commitment & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.

9. Financial Highlights
The following is a schedule of financial highlights of the Company attributed to each class of shares for the period from February 7, 2018 (commencement of operations) through June 30, 2018.

	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income (loss), before expense support(2)	0.34	(0.39)	(0.22)	(0.12)	(0.11)
Expense support(2)	0.05	0.41	0.28	0.12	0.24
Net investment income(2)	0.39	0.02	0.06	—	0.13
Net realized and unrealized gains(2)	0.44	0.18	0.28	0.17	0.26
Net increase resulting from investment operations	0.83	0.20	0.34	0.17	0.39
Distributions to shareholders(3)	(0.40)	(0.05)	(0.08)	(0.02)	(0.16)
Net decrease resulting from distributions to shareholders	(0.40)	(0.05)	(0.08)	(0.02)	(0.16)
Other(4)	—	0.22	—	—	0.17
Net Asset Value, End of Period	$25.43	$25.37	$25.42	$25.41	$25.40

Net assets, end of period	$83,076,581	$61,052	$43,307	$171,018	$833,767
Average net assets(5)	$82,088,518	$10,152	$40,449	$170,204	$517,198
Shares outstanding, end of period	3,266,260	2,406	1,704	6,730	32,821
Total investment return based on net asset value before total return incentive fee(6)	3.73%	2.70%	1.75%	0.86%	2.52%
Total investment return based on net asset value after total return incentive fee(6)	3.36%	2.37%	1.41%	0.68%	2.10%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.58%	16.17%	2.61%	1.70%	3.35%
Total operating expenses before expense support	1.96%	18.14%	2.98%	1.87%	4.03%
Total operating expenses after expense support	1.74%	8.50%	1.78%	1.41%	2.52%
Net investment income before total return incentive fee(8)	1.74%	0.43%	0.27%	(0.01)%	0.83%
Net investment income	1.59%	0.43%	0.27%	(0.01)%	0.83%
Portfolio turnover rate	—%	—%	—%	—%	—%

(1)
The net asset value as of the beginning of the period is based on the price of shares sold, net of any sales load, to the initial investor of each respective share class. All Class FA shares were sold at the same per share amount. The first investors for Class A, Class T, Class D and Class I shares purchased their shares in April 2018, May 2018, June 2018 and April 2018, respectively.

(2)
The per share amounts presented are based on shares outstanding from the later of (1) February 7, 2018 (commencement of operations) or (2) the date of the first investor for the respective share class, through the period presented.

(3)	See Note 6. "Distributions" for further information on the sources of distributions.

(4)	Represents the impact of shares sold at a price other than the net asset value.

(5)	The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.

(6)
Total investment return is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class for the period presented. The Average Adjusted Capital for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable period. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

(7)	Actual results may not be indicative of future results. Additionally, an individual investor's ratios may vary from the ratios presented for a share class a whole.

(8)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the period February 7, 2018 through June 30, 2018, all of the total return incentive fees for the Class A, Class T, Class D and Class I shares were covered by expense support and approximately 58.2% of the total return incentive fees for Class FA shares were covered by expense support.

10. Subsequent Events
In July 2018, the Company’s board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on July 27, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$27.73	$26.69	$25.41	$25.40
Selling Commissions, Per Share	$1.67	$0.81	$—	$—
Dealer Manager Fees, Per Share	$0.69	$0.46	$—	$—
During the period July 1, 2018 through August 9, 2018, the Company received additional net proceeds from its Public Offering and its distribution reinvestment plan of:

	Public Offering		Distribution Reinvestment Plan
	Shares	Gross Proceeds	Shares	Gross Proceeds
Class A shares	—	$—	241	$6,109
Class T shares	4,683	125,000	—	—
Class D shares	30,500	775,000	6	146
Class I shares	28,740	730,000	38	953
	63,923	$1,630,000	285	$7,208

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed financial statements as of June 30, 2018 and for the period February 7, 2018 (commencement of operations) through June 30, 2018. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.
Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the period February 7, 2018 (commencement of operations) through June 30, 2018 (“Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
In October 2016, we confidentially submitted a registration statement on Form S-1 with the SEC in connection with the proposed offering of shares of our limited liability company interests (the “Public Offering” and together with the Private Placement, the “Offerings”). On March 7, 2018, our Registration Statement was declared effective by the SEC and we began offering $1,000,000,000 of Shares under the Public Offering, as further described below under “Our Common Shares Offering–Public Offering.” Through our Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares. See Note 7. “Capital Transactions” of Item 1. “Financial Statements” for additional information related to our Offerings.
Our Common Shares Offering
As of December 31, 2017, we had issued 4,000 shares of the Company’s Class FA shares, to each of the Manager and Sub-Manager, for an aggregate purchase price of $200,000 (total of 8,000 Class FA shares). No selling commissions or placement agent fees were paid in connection with the issuances.

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
We did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. We incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.7 million based on actual amounts raised through the Private Placement. These organization and offering costs related to the Private Placement had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
Public Offering
Once the Registration Statement became effective on March 7, 2018, we began offering up to $1,000,000,000 of Shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts, but is not required to sell any specific amount of Shares. We are offering, in any combination, four classes of Shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in Shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. We will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).
During the period from March 7, 2018 (the date our Registration Statement became effective) through June 30, 2018, we received net proceeds from our Public Offering of approximately $1.1 million, including $0.01 million received through our distribution reinvestment plan. As of June 30, 2018, the Public Offering price was $27.41 per Class A share, $26.43 per Class T share, $25.26 per Class D share and $25.23 per Class I share. See Note 7. "Capital Transactions" in Item 1. "Financial Statements" for additional information regarding our Public Offering.
Through June 30, 2018, we had incurred selling commissions and dealer manager fees of $6,388 from the sale of 1,824 Class A shares and 1,704 Class T shares. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of $16,350 based on actual amounts raised through our Offerings as of June 30, 2018. These organization and offering costs related to the Private Placement had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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

In July 2018, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on July 27, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$27.73	$26.69	$25.41	$25.40
Selling Commissions, Per Share	$1.67	$0.81	$—	$—
Dealer Manager Fees, Per Share	$0.69	$0.46	$—	$—
Portfolio and Investment Activity
In October 2017, we entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement and the Exchange Agreement, we acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, we own approximately 62.9% of the outstanding equity in Lawn Doctor. As of June 30, 2018, the cost basis of our investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment.
In October 2017, we entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, we acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of June 30, 2018, the cost basis of our investments in Polyform, after purchase price adjustments, was approximately $15.6 million of common equity and $15.7 million of a debt investment.
The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a first lien secured term loan to Polyform as described above accrue interest at a per annum rate of 16.0%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.
As of June 30, 2018, our investment portfolio included four distinct investment positions and the fair value of our portfolio was comprised of the following:

	As of June 30, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	20.0%
Senior secured debt - second lien	15,000,000	15,000,000	19.2%
Total senior debt	$30,700,000	$30,700,000	39.2%
Equity	46,074,339	47,527,212	60.8%
Total investments	$76,774,339	$78,227,212	100.0%
As of June 30, 2018, the weighted average yield on our debt portfolio was 16.0%.
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
Lawn Doctor’s franchised business model has repeatedly received recognition as a leading franchisor of lawn care services by industry associations and trade magazines, and has a customer retention rate of more than 80% over the past three years. This reflects the high level of quality and customer service that Lawn Doctor has been able to sustain over the years. Lawn Doctor’s efforts on behalf of its franchisees (which include shared marketing programs and infrastructure, an extensive online presence, and comprehensive training) have attracted a strong core of dedicated franchise owners who, in turn, contribute to the continued growth and success of the Lawn Doctor brand.
Polyform
Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers. We believe Polyform is well regarded for its high quality, comprehensive line of polymer clays, clay molds, children kits, wax-base clays, non-dry clays, clay tools and accessories. Polyform’s strong brand recognition, unique product attributes and strong customer network have earned it one of the leading market share positions in the polymer clay segment within the United States. Polyform estimates that its products are available in approximately 16,000 retail locations through its major customers, plus many other locations through independent retailers. Products are shipped directly to 48 countries worldwide.
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

Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)
Lawn Doctor

	Three Months Ended June 30, 2018	Period February 7, 2018 (1) through June 30, 2018
Net Income (GAAP)	$727,745	$592,937
Interest and Debt Related Expenses	1,109,998	1,716,184
Depreciation and Amortization	515,886	820,176
Income Tax Expense	57,200	46,267
Transaction Costs	63,325	377,220
Adjusted EBITDA (non-GAAP)	$2,474,154	$3,552,784
Polyform

	Three Months Ended June 30, 2018	Period February 7, 2018 (1) through June 30, 2018
Net Loss (GAAP)	$(179,046)	$(682,076)
Interest and Debt Related Expenses	728,147	1,157,093
Depreciation and Amortization	625,153	984,751
Income Tax Benefit	(72,000)	(146,000)
Transaction Costs	31,657	353,910
Adjusted EBITDA (non-GAAP)	$1,133,911	$1,667,678

(1)	February 7, 2018 is the date we acquired the portfolio companies.
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
Results of Operations
From the time of our formation on August 9, 2016 through February 6, 2018, we had not commenced operations. Operations commenced on February 7, 2018, when aggregate subscription proceeds in excess of the minimum offering amount of $80 million were received in the Private Placement. We acquired our initial businesses on February 7, 2018 using a substantial portion of the net proceeds from the Private Placement. See “Our Common Shares Offering” and “Portfolio and Investment Activity” above for additional information.
As of June 30, 2018, the fair value of our investment portfolio totaled approximately $78.2 million. Our investments at June 30, 2018 consisted of two debt investments and two equity investments. See section entitled “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended June 30, 2018 and during the period from February 7, 2018 (commencement of operations) through June 30, 2018.
The following is a summary of our operating results for the three months ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) through June 30, 2018:

	Three Months Ended June 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Total investment income	$2,023,986	$2,752,202
Net expenses	1,019,514	1,444,889
Net investment income	1,004,472	1,307,313
Net change in unrealized appreciation	928,424	1,452,873
Net increase in net assets resulting from operations	$1,932,896	$2,760,186
Investment Income
Investment income consisted of the following for the three months ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) through June 30, 2018:

	Three Months Ended June 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Interest income	$1,263,063	$1,991,279
Dividend income	760,923	760,923
Total investment income	$2,023,986	$2,752,202
As of June 30, 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of June 30, 2018, all of our debt investments had fixed rate interest. Interest income for the three months ended June 30, 2018 and for the period February 7, 2018 (commencement of operations) through June 30, 2018 was approximately $1.3 million and $2.0 million, respectively.
During the three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) through June 30, 2018, we received dividend income of approximately $0.8 million from our equity investments.
We believe that our interest income, dividend income and total investment income is not representative of either our stabilized performance or our future performance. We expect an increase in interest income and dividend income in future periods due to an increasing base of investments that we expect to result from the expected increase in capital available for investment as related to our Public Offering.

Operating Expenses
Our operating expenses for the three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) through June 30, 2018 were as follows:

	Three Months Ended June 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Organization and offering expenses	$317,230	$538,794
Base management fees	194,974	283,536
Total return incentive fees	308,735	308,735
Professional services	169,742	233,410
Director fees and expenses	45,210	82,280
General and administrative expenses	60,120	92,613
Custodian and accounting fees	39,520	64,433
Insurance expenses	28,077	28,077
Annual distribution and shareholder servicing fees	52	52
Other	—	317
Total operating expenses	1,163,660	1,632,247
Expense support	(144,146)	(187,358)
Net expenses	$1,019,514	$1,444,889
Operating expenses were partially offset by expense support of $0.1 million and $0.2 million during the three months ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) through June 30, 2018, respectively. We consider the following expense categories to be relatively fixed in the near term: administrative services, insurance expenses, director fees and expenses, and custodian and accounting fees. Variable operating expenses include professional services, base management fees, total return incentive fees, and annual distribution and shareholder servicing fees. We expect these variable operating expenses to increase either in connection with the growth in the asset base (investment advisory fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).
Organization and Offering Expenses

Organization expenses are expensed on our statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our Offerings, are capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.

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

Total Return Incentive Fee

The Manager and Sub-Manager are also eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation at completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement. We incurred total return incentive fees of approximately $0.3 million during three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to June 30, 2018.

Annual Distribution and Shareholder Servicing Fee

The Managing Dealer is eligible to receive an annual distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share. We incurred annual distribution and shareholder servicing fees of $52 during three months ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to June 30, 2018.

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
Net Change in Unrealized Appreciation
During the three months ended June 30, 2018 and the period February 7, 2018 (commencement of operations) through June 30, 2018, net unrealized appreciation on investments consisted of the following:

	Three Months Ended June 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Unrealized appreciation	$928,424	$1,452,873
Unrealized depreciation	—	—
Total net unrealized appreciation	$928,424	$1,452,873

Of the unrealized appreciation of approximately $1.5 million as of June 30, 2018, approximately $1.3 million pertains to our investment in the equity of Lawn Doctor.  Such unrealized appreciation is based on the current fair value of such investment as determined by our board of directors based on inputs from our Sub-Manager and our independent valuation firm and consistent with our valuation policy, which taking into consideration, among other factors, Lawn Doctor's strong performance in comparison to budgeted results for the year, future growth prospects of Lawn Doctor, and the valuations of publicly traded comparable companies as determined by our independent valuation firm. Additionally, approximately $0.2 million pertains to our investment in the equity of Polyform, the fair value of which was also determined by our board of directors consistent with our valuation policy taking into consideration, among other factors, the financial performance of Polyform in the absolute as well as compared to budgeted results, future growth prospects of Polyform, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Risk Factors” of our Prospectus.

Net Assets

Net assets increased approximately $84.0 million during the period from February 7, 2018 (commencement of operations) through June 30, 2018. The most significant increase in net assets during such period was attributable to capital transactions of approximately $82.6 million, including the issuance of Class FA shares resulting in net proceeds of approximately $81.5 million. Additionally, during such period, our operations resulted in an increase in net assets of approximately $2.8 million. These increases in net assets were partially offset by distributions to shareholders of approximately $1.3 million during such period.

Our shares are illiquid investments for which there currently is no secondary market. You should not expect to be able to resell your shares regardless of how we perform. If you are able to sell your shares, you will likely receive less than your purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds of the Public Offering;

•	distributions and interest earned from our assets; and

•	proceeds from sales of assets and principal repayments from our assets.
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
As of June 30, 2018 and December 31, 2017, we had approximately $6.4 million and $0.2 million of cash and cash equivalents, respectively.
We raised approximately $82.6 million in net proceeds during the period February 7, 2018 (commencement of operations) through June 30, 2018 under our Offerings, which included a $2.4 million non-cash contribution by our Sub-Manager, as described above under “Our Common Shares Offering” and approximately $0.01 million raised through our distribution reinvestment plan. As of June 30, 2018 we had approximately 947 million common shares available for sale through our Public Offering.
During the period February 7, 2018 (commencement of operations) through June 30, 2018, we generated cash flows primarily from interest earned on our debt investments and distributions from our equity investments. We used approximately $74.4 million of the cash proceeds from our Private Placement to purchase our initial businesses. We also declared 17 weekly distributions starting March 7, 2018 through and including June 26, 2018, totaling approximately $1.3 million, of which approximately $1.0 million was paid to shareholders during the three months ended June 30, 2018 and approximately $0.3 million was paid in July 2018. See “Distributions” below for information regarding our distribution policy.
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
Distributions
Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to declare cash distributions to shareholders based on weekly record dates and we intend to pay such distributions on a monthly basis. Shareholders may elect to reinvest their distributions as additional common shares under our distribution reinvestment plan. Our shareholders will be taxed on their allocable share of income, even if their distributions are reinvested in additional shares of our common shares. The following table reflects, by share class, the cash distributions per share and the total amount of distributions that we have declared on our common shares during the period February 7, 2018 (commencement of operations) through June 30, 2018:

Distribution Period(1)	Cash Distributions Declared	Distributions Reinvested	Cash Distributions Net of Distributions Reinvested
First Quarter 2018 (4 record dates)	$302,841	$2,299	$300,542
Second Quarter 2018 (13 record dates)(2)	1,026,590	19,767	1,006,823
	$1,329,431	$22,066	$1,307,365

(1)	Declared distributions per share for each share class were:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - June 26, 2018	0.024038	0.024038	0.019231	0.021635	0.024038

(2)	Distributions declared for the four record dates in June 2018 were paid in July 2018.
In June 2018, the Company's board of directors also declared cash distributions on the outstanding shares of all classes of common shares based on weekly record dates for the time period beginning July 3, 2018 through and including September 28, 2018, of $0.024038 per share for Class FA shares, $0.024038 per share for Class A shares, $0.019231 per share for Class T shares, $0.021635 per share for Class D shares and $0.024038 per share for Class I shares.
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
We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. See Note 6. “Distributions” in Item 1. “Financial Statements” for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in our Public Offering (other than shareholders who are residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Washington (collectively the “Opt-in-States”) and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash. Shareholders who are residents of Opt-in States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares will be reinvested in additional shares of Class A shares. The following discussion summarizes the principal terms of this plan.
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
During the period from February 7, 2018 (commencement of operations) through June 30, 2018, the Company declared cash distributions of $1,329,431, of which $22,066 was reinvested and $1,307,365 was paid in cash. See Note 6. "Distributions" of Item 1. "Financial Statements" for additional information.
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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” of Item 1. “Financial Statements”. As of June 30, 2018, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

Our board of directors is ultimately responsible for determining in good faith the fair value of our investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, our audit committee, and the independent third-party valuation firm. The determination of the fair value of our assets requires judgment, especially with respect to assets for which market prices are not available. For most of our assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our assets, our calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that we ultimately realize upon the disposal of such assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets differs materially from the values that were provided by the independent valuation firm.
U.S. Federal Income Taxes
We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes and expect to continue to qualify as a partnership (and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation) for such purposes. As a partnership, we are generally not subject to U.S Federal income tax at the entity level.
Impact of Recent Accounting Pronouncements
See Note 2. "Significant Accounting Policies" in Item 1. "Financial Statements" for a summary of the impact of any recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares.
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
Exchange Rate Sensitivity
At June 30, 2018, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

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
From time to time, we and individuals employed by us may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. As of June 30, 2018, we were not involved in any legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Prospectus, risk factors which materially affect our business, financial condition or results of operations. The risk factor captioned "The U.S. Department of Labor, or the Department of Labor, has issued regulations that revise the definition of an ERISA fiduciary, and these regulations could have a significant effect on an investment in our shares" included in our Prospectus and in Item 1A in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 is no longer applicable and is hereby deleted in its entirety.
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
From April 2017 to February 2018, we conducted the Private Placement of up to $200 million in shares of our Class FA and Class A shares. We offered the shares in the Private Placement only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. As of February 8, 2018, the date we terminated the Private Placement, we received aggregate gross proceeds of approximately $81.7 million from the sale of approximately 3.3 million shares of our Class FA shares in the Private Placement. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager. No selling commissions or placement agent fees were charged in connection with the sales of Class FA shares.
Each of the recipients of our Class FA shares has represented to us that they are an accredited investor. Based upon these representations, we believe that the issuances of our shares were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder.
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

The following table presents the net offering proceeds received from our Public Offering through June 30, 2018:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	43,070
Aggregate amount sold (3)	$1,090,000
Payment of underwriting compensation (4)	(6,388)	$(6,388)	$—
Net offering proceeds to the issuer	$1,083,612

(1)
Represents direct or indirect payments to directors or officers of the Company, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of shares of the Company; and to affiliates of the Company.

(2)
We are also offering up to $100,000,000 Shares to be issued pursuant to our distribution reinvestment plan. The Shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan.

(3)
Excludes all shares issued pursuant to our distribution reinvestment plan, $0.2 million of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, and $81.5 million of unregistered Class FA shares sold in the Private Placement.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits – The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) through June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statement of Cash Flows, (v) Condensed Consolidated Schedule of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2018.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)