Form 10-Q
period 2018-09-30
CNL Strategic Capital, LLC
filed 2018-11-08
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 2, 2018, the Company had 3,266,260 Class FA shares, 50,875 Class A shares, 27,662 Class T shares, 103,508 Class D shares and 162,697 Class I shares outstanding.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2018 (unaudited) and December 31, 2017	2

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018 (unaudited)	3

	Condensed Consolidated Statement of Changes in Net Assets for the period from February 7, 2018 (commencement of operations) through September 30, 2018 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the period from February 7, 2018 (commencement of operations) through September 30, 2018 (unaudited)	5

	Condensed Consolidated Schedule of Investments as of September 30, 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Exhibit Index		40

Signatures		41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL Strategic Capital, LLC
Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value (amortized cost of $76,774,339 and $— as of September 30, 2018 and December 31, 2017, respectively)	$81,544,212	$—
Cash and cash equivalents	12,379,168	199,683
Deferred offering expenses	58,309	317
Prepaid expenses and other assets	111,798	—
Total assets	94,093,487	200,000
Liabilities
Net due to related parties (Note 5)	$487,514	$—
Distributions payable	333,772	—
Accounts payable and other accrued expenses	324,098	—
Accrued directors' fees	10,944	—
Total liabilities	1,156,328	—
Commitments and contingencies (Note 8)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value 50,000,000 shares authorized and unissued	$—	$—
Common shares, $0.001 par value 3,400,000 Class FA shares authorized; 3,266,260 and 8,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,266	8
Common shares, $0.001 par value 94,660,000 Class A shares authorized; 12,856 shares issued and outstanding as of September 30, 2018	13	—
Common shares, $0.001 par value 662,620,000 Class T shares authorized; 20,033 shares issued and outstanding as of September 30, 2018	20	—
Common shares, $0.001 par value 94,660,000 Class D shares authorized; 81,346 shares issued and outstanding as of September 30, 2018	81	—
Common shares, $0.001 par value 94,660,000 Class I shares authorized; 140,242 shares issued and outstanding as of September 30, 2018	140	—
Capital in excess of par value	88,223,220	199,992
Distributable earnings	4,710,419	—
Total Members’ Equity	$92,937,159	$200,000

Net assets, Class FA shares	$86,246,002	$200,000
Net assets, Class A shares	337,819	—
Net assets, Class T shares	528,019	—
Net assets, Class D shares	2,131,602	—
Net assets, Class I shares	3,693,717	—
Total Members’ Equity	$92,937,159	$200,000
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Investment Income
Interest income	$1,292,957	$3,284,236
Dividend income	658,067	1,418,990
Total investment income	1,951,024	4,703,226
Operating Expenses
Organization and offering expenses	210,288	749,082
Base management fees	211,025	494,561
Total return incentive fees	453,874	762,609
Professional services	139,828	373,238
Director fees and expenses	51,130	133,410
General and administrative expenses	16,909	109,522
Custodian and accounting fees	32,097	96,530
Insurance expenses	46,966	75,043
Annual distribution and shareholder servicing fees	1,781	1,833
Other	—	317
Total operating expenses	1,163,898	2,796,145
Expense support	(234,565)	(421,923)
Net expenses	929,333	2,374,222
Net investment income	1,021,691	2,329,004
Net change in unrealized appreciation on investments	3,317,000	4,769,873
Net increase in net assets resulting from operations	$4,338,691	$7,098,877

Common stock per share information–basic and diluted:
Net investment income	$0.30	$0.70
Net increase in net assets resulting from operations	$1.28	$2.14
Weighted average number of common shares outstanding	3,386,842	3,320,882

See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statement of Changes in Net Assets
(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Operations:
Net investment income	$2,329,004
Net change in unrealized appreciation on investments	4,769,873
Net increase in net assets resulting from operations	7,098,877
Distributions to shareholders:
Class FA	(2,344,214)
Class A	(1,351)
Class T	(2,601)
Class D	(11,133)
Class I	(29,159)
Net decrease in net assets resulting from distributions to shareholders	(2,388,458)
Capital share transactions:
Issuance of shares of common stock through Private Placement and Public Offering	87,982,987
Issuance of shares of common stock through distribution reinvestment plan	43,753
Net increase in net assets resulting from capital share transactions	88,026,740
Total increase in net assets	92,737,159
Net assets at beginning of period	200,000
Net assets at end of period	$92,937,159
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Statement of Cash Flows
(unaudited)

For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Operating Activities:
Net increase in net assets resulting from operations	$7,098,877
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(74,374,339)
Net change in unrealized appreciation on investments	(4,769,873)
Amortization of deferred offering expenses	624,972
Increase in due to related parties	487,514
Increase in accrued directors' fees	10,944
Increase in accounts payable and other accrued expenses	324,098
Increase in deferred offering expenses	(682,964)
Increase in prepaid expenses and other assets	(111,798)
Net cash used in operating activities	(71,392,569)
Financing Activities:
Proceeds from issuance of common shares	85,582,987
Distributions paid, net of distributions reinvested	(2,010,933)
Net cash provided by financing activities	83,572,054
Net increase in cash and cash equivalents	12,179,485
Cash and cash equivalents, beginning of period	199,683
Cash and cash equivalents, end of period	$12,379,168
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$43,753
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$333,772
Offering costs	$20,618
Non-cash contribution from Sub-Manager	$2,400,000
Non-cash purchase of investments	$(2,400,000)
As described further in Note 3. “Investments” and Note 5. “Related Party Transactions” to the condensed consolidated financial statements, the approximate $77 million purchase price to acquire the investments in the portfolio companies was partially funded using the $2.4 million non-cash contribution from the Sub-Manager.
See notes to condensed consolidated financial statements.

CNL Strategic Capital, LLC
Condensed Consolidated Schedule of Investments
As of September 30, 2018
(unaudited)

Company (1)	Industry	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Loan – First Lien–16.9%
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Loan – Second Lien–16.1%
Lawn Doctor	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Loans					$30,700,000	$30,700,000

Equity–54.7%
Polyform Products, Co.	Hobby Goods and Supplies			10,820	$15,598,788	$15,756,212
Lawn Doctor	Commercial and Professional Services			7,746	30,475,551	35,088,000
Total Equity					$46,074,339	$50,844,212

TOTAL INVESTMENTS–87.7%					$76,774,339	$81,544,212
OTHER ASSETS IN EXCESS OF LIABILITIES–12.3%						11,392,947
NET ASSETS–100.0%						$92,937,159
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
The Company was formed as a Delaware limited liability company on August 9, 2016 and intends to operate its business in a manner that will permit it to avoid registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company commenced operations on February 7, 2018, as described below. The Company offered through a private placement (the “Private Placement”) up to $85 million of Class FA limited liability company interests (the “Class FA” shares, or the “founder shares”) and up to $115 million of Class A limited liability company interests (the “Class A” shares) (one of the classes of shares that constitute non-founder shares). On February 7, 2018, the Company met the minimum offering requirement of $80 million in Class FA shares under the Private Placement, at which point the Company commenced operations, and it issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. No Class A shares were sold or issued under the Private Placement.
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
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is defined as a market in which transactions for the asset or liability occur with sufficient pricing information on an ongoing basis. Publicly listed equity and debt securities and listed derivatives that are traded on major securities exchanges and publicly traded equity options are generally valued using Level 1 inputs. If a price for an asset cannot be determined based upon this established process, it shall then be valued as a Level 2 or Level 3 asset.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include the following: (i) quoted prices for similar assets in active markets; (ii) quoted prices for identical or similar assets in markets that are not active; (iii) inputs that are derived principally from or corroborated by observable market data by correlation or other means; and (iv) inputs other than quoted prices that are observable for the assets. Fixed income and derivative assets, where there is an observable secondary trading market and through which pricing inputs are available through pricing services or broker quotes, are generally valued using Level 2 inputs. If a price for an asset cannot be determined based upon this established process, it shall then be valued as a Level 3 asset.
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
The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due principal and interest amounts are paid and, in management’s judgment, are likely to remain current. To date, the Company has not experienced any past due payments on any of its loans.
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. To date, all distributions have been classified as dividend income.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates certain disclosures, including the amounts of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Additionally, ASU 2018-13 modifies certain disclosure requirements and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted. The Company has not adopted this ASU; however its adoption is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.
3. Investments
In October 2017, the Company entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc., (“Lawn Doctor”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the amended merger agreement and an exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of the Sub-Manager (the “Exchange Agreement”), the Company acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, the Company owns approximately 62.9% of the outstanding equity in Lawn Doctor. As of September 30, 2018, the cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment.

In October 2017, the Company entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform Holdings, Inc. (“Polyform”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, the Company acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of September 30, 2018, the cost basis of the Company’s investments in Polyform, after purchase price adjustments, was approximately $15.6 million of common equity and $15.7 million of a debt investment.
The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a secured first lien loan to Polyform, as described above, accrue interest at a per annum rate of 16%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.
As of September 30, 2018, the Company’s investment portfolio is summarized as follows:

	As of September 30, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.3%	16.9%
Senior secured debt - second lien	15,000,000	15,000,000	18.3	16.1
Total senior debt	30,700,000	30,700,000	37.6	33.0
Equity	46,074,339	50,844,212	62.4	54.7
Total investments	$76,774,339	$81,544,212	100.0%	87.7%
As of September 30, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2018 were as follows:

Industry	As of September 30, 2018
Hobby Goods and Supplies	38.6%
Commercial and Professional Services	61.4%
Total	100.0%

Geographic Dispersion(1)	As of September 30, 2018
United States	100.0%
Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at September 30, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the three months ended September 30, 2018 and for the period from February 7, 2018 (the date the Company acquired the initial businesses) to September 30, 2018, and unaudited summarized balance sheet data as of September 30, 2018:

Lawn Doctor
Summarized Operating Data (Unaudited)

	Three Months Ended September 30, 2018	Period February 7, 2018 (1) through September 30, 2018
Revenues	$3,533,131	$11,672,567
Expenses	(3,938,707)	(11,461,377)
Income before taxes	(405,576)	211,190
Income tax benefit	122,186	75,919
Net (loss) income including non-controlling interest	(283,390)	287,109
Loss attributable to non-controlling interest	24,589	47,027
Net (loss) income attributable to common shareholders	$(258,801)	$334,136
Summarized Balance Sheet Data (Unaudited)

As of September 30, 2018
Current assets	$5,656,847
Non-current assets	$90,998,574
Current liabilities	$3,290,317
Non-current liabilities	$50,371,401
Non-controlling interest	$(17,027)
Stockholders' equity	$43,010,730
Polyform
Summarized Operating Data (Unaudited)

	Three Months Ended September 30, 2018	Period February 7, 2018 (1) through September 30, 2018
Revenues	$3,442,541	$9,924,989
Expenses	(3,756,836)	(11,067,360)
Net loss before taxes	(314,295)	(1,142,371)
Income tax benefit	90,000	236,000
Net loss	$(224,295)	$(906,371)
Summarized Balance Sheet Data (Unaudited)

As of September 30, 2018
Current assets	$5,705,532
Non-current assets	$30,327,493
Current liabilities	$1,181,726
Non-current liabilities	$18,453,624
Stockholders’ equity	$16,397,675

 (1) February 7, 2018 is the date the Company acquired the portfolio companies.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies”, as follows as of September 30, 2018:

	As of September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000
Equity	—	—	50,844,212	50,844,212
Total investments	$—	$—	$81,544,212	$81,544,212
There were no transfers between Level 1, Level 2 or Level 3 during the period from February 7, 2018 (commencement of operations) through September 30, 2018.
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2018 were as follows:

September 30, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.3x – 11.6x (10.3x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	50,844,212	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.3x – 11.6x (10.3x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$81,544,212

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

The preceding table represents the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

The following tables provide reconciliations of investments for which Level 3 inputs were used in determining fair value for the three months ended September 30, 2018 and for the period from February 7, 2018 (commencement of operations) through September 30, 2018:

	Three Months Ended September 30, 2018
	Senior Debt	Equity	Total
Fair value balance as of July 1, 2018	$30,700,000	$47,527,212	$78,227,212
Additions	—	—	—
Net change in unrealized appreciation (1)	—	3,317,000	3,317,000
Fair value balance as of September 30, 2018	$30,700,000	$50,844,212	$81,544,212
Change in net unrealized appreciation in investments held as of September 30, 2018 (1)	$—	$3,317,000	$3,317,000

	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	4,769,873	4,769,873
Fair value balance as of September 30, 2018	$30,700,000	$50,844,212	$81,544,212
Change in net unrealized appreciation in investments held as of September 30, 2018 (1)	$—	$4,769,873	$4,769,873

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.
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
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million and $0.4 million during the three months ended September 30, 2018 and during the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under each of the Private Placement and Public Offering, the Company will reimburse the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Placement and (B) 1.5% of the cumulative gross proceeds from the Public Offering. As of September 30, 2018, the Company had incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.8 million in organization and offering costs based on actual amounts raised through its Offerings, of which $0.02 million was payable as of September 30, 2018. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $3.7 million on behalf of the Company in connection with the Public Offering (exceeding the 1.5% limitation) as of September 30, 2018. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company will pay each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The base management fee will be calculated for each share class at an annual rate of (i) for the non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the founder shares, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and will be payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets will reflect changes in the fair market value of the Company’s assets, which will not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. Average Adjusted Capital of an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. “Adjusted Capital” is defined as cumulative proceeds generated from sales of our shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class. The Company incurred base management fees of approximately $0.2 million and $0.5 million during the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively, of which approximately $0.1 million was payable as of September 30, 2018.

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
The Company incurred total return incentive fees of approximately $0.5 million and $0.8 million during three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively, all of which was payable as of September 30, 2018. The total return incentive fee is payable annually in arrears subject to a final calculation at the completion of each calendar year.
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
Related party fees and expenses incurred during the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018 are summarized below:

Related Party	Source Agreement & Description	Three Months Ended September 30, 2018	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement:
	Organization and offering reimbursement (1)	$82,238	$807,391
	Base management fees (1)	211,025	494,561
	Total return incentive fees (1)	453,874	762,609
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(234,565)	(421,923)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	70,171	113,722
Managing Dealer	Managing Dealer Agreement: Annual distribution and shareholder servicing fees	1,781	1,833
	Commissions	25,125	29,475
	Dealer Manager Fees	14,500	16,538

(1)	Expenses subject to Expense Support.

The following table presents amounts due from (to) related parties as of September 30, 2018:

Due from related parties:
Expense Support	$421,923
Total due from related parties	421,923
Due to related parties:
Organization and offering expenses	(20,618)
Base management fees	(71,213)
Total return incentive fee	(762,609)
Reimbursement of third-party operating expenses	(53,897)
Annual distribution and shareholder servicing fees	(1,100)
Total due to related parties	(909,437)
Net due to related parties	$(487,514)
There were no amounts due from (to) related parties as of December 31, 2017 because the Company had not raised the minimum amount to commence operations.
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.
6. Distributions
The following table reflects the total distributions declared during the period from February 7, 2018 (commencement of operations) through September 30, 2018:

Distribution Period(1)	Cash Distributions Declared	Distributions Reinvested	Cash Distributions Net of Distributions Reinvested
First Quarter 2018 (4 record dates)	$302,841	$2,299	$300,542
Second Quarter 2018 (13 record dates)	1,026,590	19,766	1,006,824
Third Quarter 2018 (13 record dates)(2)	1,059,027	35,556	1,023,471
	$2,388,458	$57,621	$2,330,837

(1)	Weekly distributions declared per share for each share class were:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - September 28, 2018	0.024038	0.024038	0.019231	0.021635	0.024038

(2)	Distributions declared for the four record dates in September 2018 were paid in October 2018.
The sources of declared distributions on a GAAP basis were as follows:

	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Amount	% of Cash Distributions Declared
Net investment income(1)	$2,329,004	97.5%
Distributions in excess of net investment income(2)	59,454	2.5%
Total distributions declared	$2,388,458	100.0%

(1)
Net investment income includes expense support from the Company's Manager and Sub-Manager of $421,923 for the period from February 7, 2018 (commencement of operations) to September 30, 2018, all of which was due from the Manager and Sub-Manager as of September 30, 2018. See Note 5. "Related Party Transactions" for additional information.

(2)	Consists of offering proceeds for the period presented.
In September 2018, the Company's board of directors declared cash distributions on the outstanding shares of all classes of common shares based on weekly record dates for the time period beginning October 2, 2018 through and including October 31, 2018, of $0.024038 per share for Class FA shares, $0.024038 per share for Class A shares, $0.019231 per share for Class T shares, $0.021635 per share for Class D shares and $0.024038 per share for Class I shares.
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
Public Offering
Once the Registration Statement became effective on March 7, 2018, the Company began offering up to $1,000,000,000 of Shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts but is not required to sell any specific amount of Shares. The Company is offering, in any combination, four classes of Shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in Shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. The Company will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company's board of directors. As of September 30, 2018, the Public Offering price was $28.74 per Class A share, $27.70 per Class T share, $26.28 per Class D share and $26.35 per Class I share. See Note 10. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees per share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. The Public Offering had a minimum offering requirement of $2 million in Shares under the Private Placement or the Public Offering. As of February 7, 2018, the Company had met the minimum offering requirement of $80.0 million in Class FA shares under the Private Placement. See Note 10. “Subsequent Events” for additional information related to the Public Offering.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings for the period ended September 30, 2018:

	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Proceeds from Offering				Distributions Reinvested		Total
	Shares Issued	Gross Proceeds	Up-front Selling Commiss-ions and Dealer Manager Fees (1)	Net Proceeds to Company	Shares	Proc-eeds to Comp-any	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA shares	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A shares	11,500	320,000	(20,125)	299,875	1,356	34,698	12,856	334,573	26.02
Class T shares	20,032	545,000	(25,888)	519,112	1	17	20,033	519,129	25.91
Class D shares	81,143	2,095,000	—	2,095,000	203	5,265	81,346	2,100,265	25.82
Class I shares	140,095	3,612,500	—	3,612,500	147	3,773	140,242	3,616,273	25.79
	3,511,030	$88,029,000	$(46,013)	$87,982,987	1,707	$43,753	3,512,737	$88,026,740	$25.06

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company's rights under contracts with its businesses. As of September 30, 2018, the Company was not involved in any legal proceedings.

9. Financial Highlights
The following is a schedule of financial highlights of the Company attributed to each class of shares for the period from February 7, 2018 (commencement of operations) through September 30, 2018.

	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income (loss), before expense support(2)	0.60	(0.71)	(0.70)	(0.50)	(0.55)
Expense support(2)	0.11	1.01	0.88	0.49	0.87
Net investment income (loss)(2)	0.71	0.30	0.18	(0.01)	0.32
Net realized and unrealized gains(2)(4)	1.42	1.58	1.37	1.25	1.60
Net increase resulting from investment operations	2.13	1.88	1.55	1.24	1.92
Distributions to shareholders(2)(3)	(0.72)	(0.60)	(0.35)	(0.30)	(0.58)
Net decrease resulting from distributions to shareholders	(0.72)	(0.60)	(0.35)	(0.30)	(0.58)
Net Asset Value, End of Period	$26.41	$26.28	$26.36	$26.20	$26.34

Net assets, end of period	$86,246,002	$337,819	$528,019	$2,131,602	$3,693,717
Average net assets(5)	$83,117,106	$52,416	$181,592	$914,136	$1,237,181
Shares outstanding, end of period	3,266,260	12,856	20,033	81,346	140,242
Total investment return based on net asset value before total return incentive fee(6)	9.06%	7.62%	6.23%	4.94%	7.76%
Total investment return based on net asset value after total return incentive fee(6)	8.62%	7.62%	6.23%	4.94%	7.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	2.28%	13.40%	6.36%	4.72%	6.21%
Total operating expenses before expense support	3.16%	15.16%	7.63%	5.65%	7.93%
Total operating expenses after expense support	2.72%	9.47%	4.57%	4.49%	4.78%
Net investment income (loss) before total return incentive fee(8)	3.21%	1.52%	1.02%	(0.11)%	1.93%
Net investment income (loss)	2.77%	1.52%	1.02%	(0.11)%	1.93%

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

(4)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating fair values for the portfolio.

(5)	The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.

(6)
Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. "Related Party Transactions." Since there is no public market for the

Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

(7)	Actual results may not be indicative of future results. Additionally, an individual investor's ratios may vary from the ratios presented for a share class as a whole.

(8)
Amounts represent net investment income (loss) before total return incentive fee and related expense support as a percentage of average net assets. For the period February 7, 2018 through September 30, 2018, all of the total return incentive fees for Class A, Class T, Class D and Class I shares were covered by expense support and approximately 50% of the total return incentive fee for Class FA shares were covered by expense support.

10. Subsequent Events
In October 2018, the Company's board of directors declared cash distributions on the outstanding shares of all share classes of the Company's common shares based on weekly record dates for the time period beginning November 6, 2018 through and including November 30, 2018, of $0.024038 per share for Class FA shares, $0.024038 per share for Class A shares, $0.019231 per share for Class T shares, $0.021635 per share for Class D shares, and $0.024038 per share for Class I shares.
In October 2018, the Company’s board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on October 18, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$28.72	$27.67	$26.20	$26.34
Selling Commissions, Per Share	$1.72	$0.83	$—	$—
Dealer Manager Fees, Per Share	$0.72	$0.48	$—	$—
During the period October 1, 2018 through November 2, 2018, the Company received additional net proceeds from its Public Offering and its distribution reinvestment plan of:

	Public Offering				Distribution Reinvestment Plan		Total
	Shares	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A shares	37,766	$1,075,500	$(83,038)	$992,462	253	$6,638	38,019	$999,100	$26.28
Class T shares	7,625	211,000	(10,022)	200,978	4	94	7,629	201,072	26.36
Class D shares	21,947	575,000	—	575,000	215	5,661	22,162	580,661	26.20
Class I shares	22,399	590,000	—	590,000	56	1,475	22,455	591,475	26.34
	89,737	$2,451,500	$(93,060)	$2,358,440	528	$13,868	90,265	$2,372,308	$26.28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed financial statements as of September 30, 2018 and for the period February 7, 2018 (commencement of operations) through September 30, 2018. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements in Item 1 unless otherwise defined herein.
Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the period February 7, 2018 (commencement of operations) through September 30, 2018 (“Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
During the period from March 7, 2018 (the date our Registration Statement became effective) through September 30, 2018, we received net proceeds from our Public Offering of approximately $6.5 million, including $0.04 million received through our distribution reinvestment plan. As of September 30, 2018, the Public Offering price was $28.74 per Class A share, $27.70 per Class T share, $26.28 per Class D share and $26.35 per Class I share. See Note 7. "Capital Transactions" in Item 1. "Financial Statements" for additional information regarding our Public Offering.
Through September 30, 2018, we had incurred selling commissions and dealer manager fees of $0.05 million from the sale of Class A shares and Class T shares. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of $0.1 million based on actual amounts raised through our Public Offering as of September 30, 2018. These organization and offering costs related to the Private Placement had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”

In October 2018, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices became effective on October 18, 2018. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Public Offering Price, Per Share	$28.72	$27.67	$26.20	$26.34
Selling Commissions, Per Share	$1.72	$0.83	$—	$—
Dealer Manager Fees, Per Share	$0.72	$0.48	$—	$—
Portfolio and Investment Activity
In October 2017, we entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement and the Exchange Agreement, we acquired an approximately 63.9% equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, we own approximately 62.9% of the outstanding equity in Lawn Doctor. As of September 30, 2018, the cost basis of our investments in Lawn Doctor was approximately $30.5 million of common equity and $15.0 million of a debt investment.
In October 2017, we entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform. The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, we acquired an approximately 87.1% equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured term loan to Polyform. As of September 30, 2018, the cost basis of our investments in Polyform, after purchase price adjustments, was approximately $15.6 million of common equity and $15.7 million of a debt investment.
The debt investments in the form of a secured second lien loan to Lawn Doctor and in the form of a first lien secured term loan to Polyform as described above accrue interest at a per annum rate of 16.0%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default.
As of September 30, 2018, our investment portfolio included four distinct investment positions and the fair value of our portfolio was comprised of the following:

	As of September 30, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.3%
Senior secured debt - second lien	15,000,000	15,000,000	18.3%
Total senior debt	30,700,000	30,700,000	37.6%
Equity	46,074,339	50,844,212	62.4%
Total investments	$76,774,339	$81,544,212	100.0%
As of September 30, 2018, the weighted average yield on our debt portfolio was 16.0%.
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

Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)
Lawn Doctor

	Three Months Ended September 30, 2018	Period February 7, 2018 (1) through September 30, 2018
Net (Loss) Income Attributable to Common Shareholders (GAAP)	$(258,801)	$334,136
Interest and Debt Related Expenses	1,122,675	2,838,859
Depreciation and Amortization	770,623	1,590,799
Income Tax Benefit	(122,186)	(75,919)
Transaction Costs	—	377,220
Adjusted EBITDA (non-GAAP)	$1,512,311	$5,065,095
Polyform

	Three Months Ended September 30, 2018	Period February 7, 2018 (1) through September 30, 2018
Net Loss (GAAP)	$(224,295)	$(906,371)
Interest and Debt Related Expenses	736,148	1,893,241
Depreciation and Amortization	509,716	1,494,467
Income Tax Benefit	(90,000)	(236,000)
Transaction Costs	—	353,910
Adjusted EBITDA (non-GAAP)	$931,569	$2,599,247

(1)	February 7, 2018 is the date we acquired the portfolio companies.
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
As of September 30, 2018, the fair value of our investment portfolio totaled approximately $81.5 million. Our investments at September 30, 2018 consisted of two debt investments and two equity investments. See section entitled “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended September 30, 2018 and during the period from February 7, 2018 (commencement of operations) through September 30, 2018.
The following is a summary of our operating results for the three months ended September 30, 2018 and for the period from February 7, 2018 (commencement of operations) through September 30, 2018:

	Three Months Ended September 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Total investment income	$1,951,024	$4,703,226
Net expenses	929,333	2,374,222
Net investment income	1,021,691	2,329,004
Net change in unrealized appreciation	3,317,000	4,769,873
Net increase in net assets resulting from operations	$4,338,691	$7,098,877
Investment Income
Investment income consisted of the following for the three months ended September 30, 2018 and for the period from February 7, 2018 (commencement of operations) through September 30, 2018:

	Three Months Ended September 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Interest income	$1,292,957	$3,284,236
Dividend income	658,067	1,418,990
Total investment income	$1,951,024	$4,703,226
As of September 30, 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of September 30, 2018, all of our debt investments had fixed rate interest. Interest income for the three months ended September 30, 2018 and for the period February 7, 2018 (commencement of operations) through September 30, 2018 was approximately $1.3 million and $3.3 million, respectively.
During the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, we received dividend income of approximately $0.7 million and $1.4 million, respectively, from our equity investments.
We believe that our interest income, dividend income and total investment income is not representative of either our stabilized performance or our future performance.

Operating Expenses
Our operating expenses for the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018 were as follows:

	Three Months Ended September 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Organization and offering expenses	$210,288	$749,082
Base management fees	211,025	494,561
Total return incentive fees	453,874	762,609
Professional services	139,828	373,238
Director fees and expenses	51,130	133,410
General and administrative expenses	16,909	109,522
Custodian and accounting fees	32,097	96,530
Insurance expenses	46,966	75,043
Annual distribution and shareholder servicing fees	1,781	1,833
Other	—	317
Total operating expenses	1,163,898	2,796,145
Expense support	(234,565)	(421,923)
Net expenses	$929,333	$2,374,222
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include general and administrative, custodian and accounting fees, professional services, base management fees, total return incentive fees, and annual distribution and shareholder servicing fees. We expect these variable operating expenses to increase either in connection with the growth in the asset base (base management fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).
Organization and Offering Expenses

Organization expenses are expensed on our statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our Offerings, are capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We incurred organization and offering expenses of approximately $0.2 million and $0.7 million during the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively.

Base Management Fee

Our base management fee is calculated for each share class at an annual rate of (i) for the non-founder shares, 2% of the product of (x) our average gross assets and (y) the ratio of non-founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital and (ii) for the founder shares, 1% of the product of (x) our average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. We incurred base management fees of approximately $0.2 million and $0.5 million during the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively.

Total Return Incentive Fee

The Manager and Sub-Manager are also eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation at completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement. We incurred total return incentive fees of approximately $0.5 million and $0.8 million during three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.

Annual Distribution and Shareholder Servicing Fee

The Managing Dealer is eligible to receive an annual distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share. We incurred annual distribution and shareholder servicing fees of $1,781 and $1,833 during three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.

Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager of $0.2 million and $0.4 million during the three months ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively, partially offset operating expenses. Expense support of $0.4 million was due from the Manager and Sub-Manager as of September 30, 2018. The actual amount of expense support will be determined as of the last business day of each calendar year and will be paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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

Net Change in Unrealized Appreciation
During the three months ended September 30, 2018 and the period February 7, 2018 (commencement of operations) through September 30, 2018, net unrealized appreciation on investments consisted of the following:

	Three Months Ended September 30, 2018	For the Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Unrealized appreciation	$3,317,000	$4,769,873
Unrealized depreciation	—	—
Total net unrealized appreciation	$3,317,000	$4,769,873

Of the unrealized appreciation of approximately $4.8 million as of September 30, 2018, approximately $4.6 million pertains to our investment in the equity of Lawn Doctor.  Such unrealized appreciation is based on the current fair value of such investment as determined by our board of directors based on inputs from our Sub-Manager and our independent valuation firm and consistent with our valuation policy, which taking into consideration, among other factors, Lawn Doctor's strong performance in comparison to budgeted results for the year, future growth prospects of Lawn Doctor, and the valuations of publicly traded comparable companies as determined by our independent valuation firm. Additionally, approximately $0.2 million pertains to our investment in the equity of Polyform, the fair value of which was also determined by our board of directors consistent with our valuation policy taking into consideration, among other factors, the financial performance of Polyform in the absolute as well as compared to budgeted results, future growth prospects of Polyform, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above, the risk factors, if any, identified in Part II, Item 1A of this report, and the “Risk Factors” of our Prospectus.

Net Assets

Net assets increased approximately $92.7 million during the period from February 7, 2018 (commencement of operations) through September 30, 2018. The most significant increase in net assets during such period was attributable to capital transactions of approximately $88.0 million, including the issuance of Class FA shares resulting in net proceeds of approximately $81.5 million. Additionally, during such period, our operations resulted in an increase in net assets of approximately $7.1 million. These increases in net assets were partially offset by distributions to shareholders of approximately $2.4 million during such period.

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
As of September 30, 2018 and December 31, 2017, we had approximately $12.4 million and $0.2 million of cash and cash equivalents, respectively.
We raised approximately $88.0 million in net proceeds during the period February 7, 2018 (commencement of operations) through September 30, 2018 under our Offerings, which included a $2.4 million non-cash contribution by our Sub-Manager, as described above under “Our Common Shares Offering” and approximately $0.04 million raised through our distribution reinvestment plan. As of September 30, 2018 we had approximately 946 million common shares available for sale through our Public Offering.
During the period February 7, 2018 (commencement of operations) through September 30, 2018, we generated cash flows primarily from interest earned on our debt investments and distributions from our equity investments. We used approximately $74.4 million of the cash proceeds from our Private Placement to purchase our initial businesses. We also declared 30 weekly distributions starting March 7, 2018 through and including September 28, 2018, totaling approximately $2.4 million, of which approximately $2.0 million was paid to shareholders and $0.04 million were reinvested during the period February 7, 2018 (commencement of operations) through September 30, 2018, and approximately $0.3 million was paid and $0.01 million was reinvested in October 2018. See “Distributions” below for information regarding our distribution policy.
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
Distributions
Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to declare cash distributions to shareholders based on weekly record dates and we intend to pay such distributions on a monthly basis. Shareholders may elect to reinvest their distributions as additional common shares under our distribution reinvestment plan. Our shareholders will be taxed on their allocable share of income, even if their distributions are reinvested in additional shares of our common shares. The following table reflects, by share class, the cash distributions per share and the total amount of distributions that we have declared on our common shares during the period February 7, 2018 (commencement of operations) through September 30, 2018:

Distribution Period(1)	Cash Distributions Declared(2)	Distributions Reinvested	Cash Distributions Net of Distributions Reinvested
First Quarter 2018 (4 record dates)	$302,841	$2,299	$300,542
Second Quarter 2018 (13 record dates)	1,026,590	19,766	1,006,824
Third Quarter 2018 (13 record dates)(3)	1,059,027	35,556	1,023,471
	$2,388,458	$57,621	$2,330,837

(1)	Declared distributions per share for each share class were:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - September 28, 2018	0.024038	0.024038	0.019231	0.021635	0.024038

(2)	For the period from February 7, 2018 through September 30, 2018, 100% of total distributions declared to shareholders were funded with cash provided by operating activities.

(3)	Distributions declared for the four record dates in September 2018 were paid in October 2018.
In September and October 2018, our board of directors also declared cash distributions on the outstanding shares of all classes of common shares based on weekly record dates for the time period beginning October 2, 2018 through and including November 30, 2018, of $0.024038 per share for Class FA shares, $0.024038 per share for Class A shares, $0.019231 per share for Class T shares, $0.021635 per share for Class D shares and $0.024038 per share for Class I shares.
We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions on Class T shares and Class D shares will be lower than distributions on Class A, Class FA and Class I shares because the company is required to pay ongoing annual distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in the primary offering. Additionally, distributions on the non-founder shares may be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions.
We do not expect to use equity capital or borrowed funds to pay distributions to shareholders. See Note 6. “Distributions” in Item 1. “Financial Statements” for a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in our Public Offering will have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-in States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares will be reinvested in additional shares of Class A shares. The following discussion summarizes the principal terms of this plan.
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
During the period from February 7, 2018 (commencement of operations) through September 30, 2018, the Company declared cash distributions of approximately $2.4 million, of which approximately $2.0 million was paid to shareholders and $0.04 million were reinvested during the period February 7, 2018 (commencement of operations) through September 30, 2018, and approximately $0.3 million was paid to shareholders and $0.01 million was reinvested in October 2018. See Note 6. "Distributions" of Item 1. "Financial Statements" for additional information.
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

Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” of Item 1. “Financial Statements”. As of September 30, 2018, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

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
Exchange Rate Sensitivity
At September 30, 2018, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations.

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
From time to time, we and officers or directors of ours may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. As of September 30, 2018, we were not involved in any legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Prospectus, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed.
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
The following table presents the net offering proceeds received from our Public Offering through September 30, 2018:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	252,770
Aggregate amount sold (3)	$6,572,500
Payment of underwriting compensation (4)	(46,013)	$(46,013)	$—
Net offering proceeds to the issuer	$6,526,487

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended September 30, 2018 and for the period from February 7, 2018 (commencement of operations) through September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statement of Cash Flows, (v) Condensed Consolidated Schedule of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2018.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)