Form 10-K
period 2018-12-31
CNL Strategic Capital, LLC
filed 2019-03-19
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $27.41, $26.43, $25.26 and $25.23 per Class A, Class T, Class D, and Class I shares as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2018 was approximately 2,706,916.
As of March 15, 2019, the Company had 3,266,260 Class FA shares, 282,057 Class A shares, 44,791 Class T shares, 133,849 Class D shares and 351,282 Class I shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2019 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2019. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I
Statement Regarding Forward-Looking Information
Certain statements in this annual report on Form 10-K for the period February 7, 2018 (commencement of operations) through December 31, 2018 (“Annual Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

•
the use, adequacy and availability of proceeds from our current public offering, financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;

•	the timing of cash flows, if any, from our businesses and other assets;

•	the ability of the Manager and the Sub-Manager to locate suitable acquisition opportunities for us and to manage and operate our businesses and other assets;

•	the ability of the Manager, the Sub-Manager and their respective affiliates to attract and retain highly talented professionals;

•	the ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

•	the lack of a public trading market for our shares;

•	the ability to make and the amount and timing of anticipated future distributions;

•	estimated net asset value per share of our shares;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended (“the Investment Company Act”);

•	Fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;

•	the degree and nature of our competition; or

•	the effect of changes to government regulations, accounting rules or tax legislation.
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated March 7, 2018 (as supplemented to date, our “prospectus”) and Item 1A in Part II of this Annual Report.
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

Item 1.	Business
General
CNL Strategic Capital, LLC (which is referred to in this report as “we,” “our,” “us,” “our company” or the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. We are externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment advisor, under a sub-management agreement (the “Sub-Management Agreement”) pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC. The Manager also provides us with certain administrative services under an administrative services agreement (the “Administrative Services Agreement”) with us. The Sub-Manager also provides certain other administrative services to us under a sub-administration agreement (the “Sub-Administration Agreement”) with the Manager.
The Manager and the Sub-Manager are collectively responsible for sourcing potential acquisition with debt financing opportunities, subject to approval by the Manager’s management committee that such opportunity meets our investment objectives and final approval of such opportunity by our board of directors, and monitoring and managing the businesses we acquire and/or finance on an ongoing basis. The Sub-Manager is primarily responsible for analyzing and conducting due diligence on prospective acquisitions and debt financings, as well as the overall structuring of transactions.
We seek to acquire businesses that are highly cash flow generative with annual revenues primarily between $25 million and $250 million. Our business strategy is to acquire controlling equity interests in combination with debt positions in middle-market U.S. companies. In doing so, we seek to provide long-term capital appreciation and current income, while protecting invested capital. In addition and to a lesser extent, we may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of our total assets.
We intend to acquire and grow durable, middle-market businesses that have historically generated stable free cash flow and where management seeks a meaningful ownership stake in the company. We target businesses with proven and demonstrable track records of recurring cash flow and stable and predictable operating performance, all of which is intended to produce attractive risk-adjusted returns over a long-term time horizon. We seek to structure our investments with limited, if any, third-party senior leverage.
Our target businesses are expected to fall within the following industries (without limitation): business services, consumer products, education, franchising, light manufacturing / specialty engineering, non-FDA regulated healthcare and safety companies. We do not intend to acquire businesses in industries that we believe are not stable or predictable, including oil and gas, commodities, high technology, internet and ecommerce. We also do not intend to acquire businesses that at the time of our acquisition are distressed or in the midst of a turnaround.
We intend to operate these businesses over a long-term basis with minimum holding period of four to six years. Actual holding periods for many of our businesses are expected to exceed this minimum holding period, but each business will be acquired with the expectation of an eventual exit transaction after a reasonable time frame to allow for the realization of shareholder appreciation. In limited circumstances in order to manage liquidity needs, meet other operating objectives or adapt to changing market conditions, we may also exit businesses prior to the expected minimum holding period. Exit decisions in relation to our businesses after the expiration of the minimum holding period will be made with the objective of maximizing shareholder value and allowing us to realize capital appreciation to the extent available from individual businesses. We will also assess the impact that any exit decision may have on our exclusion from registration as an investment company under the Investment Company Act. Potential exit transactions that we may pursue for our businesses include recapitalizations, public offerings, asset sales, mergers and other business combinations. In each case, in selecting the form of exit transaction we expect to assess prevailing market conditions, the timing and cost of implementation, whether we will be required to assume any post-transaction liabilities and other factors determined by the Manager and the Sub-Manager. No assurance can be given relating to the actual timing or impact of any exit transaction on our business.
We were formed as a Delaware limited liability company on August 9, 2016 and we intend to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”).
We offered through a private placement (the “Private Placement”) up to $85 million of Class FA limited liability company interests (the “Class FA” shares, or the “Founder shares”) and up to $115 million of Class A limited liability company interests (one of the classes of shares that constitute non-founder shares). On February 7, 2018, we commenced operations when we met the minimum offering requirement of $80 million in Class FA shares under the Private Placement and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of $81.7 million, as described below under “Our Common Shares Offering.” On February 7, 2018, we acquired two initial businesses using a substantial portion of the net proceeds from the Private Placement. For a discussion of the initial businesses, see “Portfolio and Investment Activity” below.
Our Common Shares Offering
In October 2016, we confidentially submitted a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of our limited liability company interests (the “Public Offering” and together with the Private Placement, the “Offerings”). On March 7, 2018, our Registration Statement was declared effective by the SEC and we began offering up to $1,100,000,000 of shares under the Public Offering, as further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Our Common Shares Offering–Public Offering.” Through our Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares, the “shares”). See Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our Offerings.
Portfolio and Investment Activity
On February 7, 2018, we commenced investment operations and began executing on our strategy of acquiring controlling equity interests in combination with debt positions in middle-market businesses. As of December 31, 2018, our investment portfolio consisted of investment interests in two portfolio companies, each with an equity and debt investment, for a total fair value of $82.5 million. Our investment portfolio was diversified across two industries and all of our debt investments featured fixed interest rates as of December 31, 2018. See Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
As of December 31, 2018 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, we had the following portfolio companies that individually accounted for 10% or more of our aggregate total investment income or assets.

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	51.4%	49.1%
Polyform	46.5%	30.0%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity in August 2023. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
Although we presently do not use leverage, we may use leverage in an amount up to 50% of our gross assets. We will not use leverage in excess of 50% of our gross assets unless a majority of our independent directors approves any excess above such limit and determines that such borrowing is in the best interests of our company. Any excess in leverage over such 50% limit shall be disclosed to shareholders in our next quarterly or annual report, along with the reason for such excess. In any event, we expect that the amount of our aggregate borrowings will be reasonable in relation to the value of our assets and will be reviewed by our board of directors at least quarterly.
Financing a portion of the acquisition price of our assets will allow us to broaden our business by increasing the funds available for acquisition. Financing a portion of our acquisitions is not free from risk. Using borrowings requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our shareholders or other purposes. We may also be unable to refinance the borrowings at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. Certain of our borrowings may be floating rate and the effective interest rates on such borrowings will increase when the relevant interest benchmark (e.g., the London Interbank Offered Rate) increases.

Competition
We compete for acquisitions with strategic buyers, private equity funds and diversified holding companies. Additionally, we may compete for loans with traditional financial services companies such as commercial banks. Certain competitors are substantially larger and have greater financial, technical and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us, and others may have higher risk tolerances or different risk assessments.
However, we believe we provide a unique capital solution to sellers and operating management teams that is not widely available in the market, if at all. We believe we are able to be competitive with these entities primarily due to our focus on established middle-market companies, the ability of the Manager and the Sub-Manager to source proprietary transactions, and our unique business strategy that offers business owners a flexible capital structure and is a more attractive alternative when they require investment capital to meet their ongoing business needs. Further, we believe regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of the international capital and liquidity requirements under the Basel III Accords, or “Basel III,” have caused some of our potential competitors to curtail their lending to middle-market companies as a result of the greater regulatory risk and expense involved in lending to the sector.
Employees
We are externally managed and as such we do not have any employees.
Tax Status
We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S Federal income tax at the entity level.
Corporate Information
Our executive offices are located at 450 South Orange Avenue, Orlando, Florida 32801, and our telephone number is 407-650-1000.
Available Information
We maintain a web site at www.cnlstrategiccapital.com containing additional information about our business, and a link to the SEC web site (www.sec.gov). We make available free of charge on our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. The contents of our website are not incorporated by reference in or are otherwise a part of this Annual Report. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

Item 1A.	Risk Factors
Investing in our shares involves a number of significant risks. In addition to the other information contained in this Annual Report, investors should consider carefully the following information before making an investment in our shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the value of our shares could decline, and investors may lose part or all of their investment.
Risks Related to Our Offering and Our Shares
The offering prices may change on a monthly basis and investors may not know the offering price when they submit their subscription agreements.
The offering prices for our classes of shares may change on a monthly basis and investors will need to determine the price by checking our website at www.cnlstrategiccapital.com or reading a supplement to our prospectus. A subscriber may also obtain our current offering price by calling us by telephone at (866) 650-0650. In addition, if there are issues processing an investor’s subscription, the offering price may change prior to the acceptance of such subscription. In the event we adjust the offering price after an investor submits their subscription agreement and before the date we accept such subscription, such investor will not be provided with direct notice by us of the adjusted offering price but will need to check our website or our filings with the SEC prior to the closing date of their subscription. In this case, an investor will have at least five business days after we publish the adjusted offering price to consider whether to withdraw their subscription request before they are committed to purchase shares upon our acceptance.

Our Public Offering is initially a “blind pool” offering, and therefore, investors will not have the opportunity to evaluate the assets we acquire before we make them, which makes an investment in us more speculative.
Our Public Offering is initially a “blind pool” offering. As a result, we are not able to provide investors with information to evaluate the economic merit of the acquisitions we intend to make prior to our making them and investors will be relying entirely on the ability of the Manager, the Sub-Manager and our board of directors to select or approve, as the case may be, such acquisitions. Future opportunities may include the acquisition of businesses that are currently owned and/or controlled by the Sub-Manager or its affiliates. In connection with any acquisition of a business that involves the Sub-Manager or its affiliates (excluding co-opportunities acquired directly from third parties other than the Sub-Manager or its affiliates), we would seek a valuation from a third-party valuation firm, and such acquisition would be subject to approval of a majority of our independent directors.
Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, our Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board, our board’s fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.
Our Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we acquire.
Our Public Offering is a “best efforts,” as opposed to a “firm commitment” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our assets will increase. An investment in our shares will be subject to greater risk to the extent that we lack asset diversification. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Investors should not assume that we will sell the maximum offering amount of our Public Offering, or any other particular offering amount in our Public Offering.
The shares sold in our Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in our Public Offering will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our third amended and restated limited liability company agreement (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. Beginning no later than the end of March 2019, and at the discretion of our board of directors, we intend to commence a quarterly share repurchase program, however only a limited number of shares will be eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without giving investors advance notice. We will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, each of which are publicly filed with the SEC followed by a separate mailing to our shareholders. In particular, if we determine to repurchase shares, the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of our aggregate net asset value per calendar quarter and up to 10% of our aggregate net asset value per calendar year. The timing, amount and terms of our share repurchase program will include certain restrictions intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes. Therefore, it will be difficult for investors to sell their shares promptly or at all. If investors are able to sell their shares, investors may only be able to sell them at a substantial discount for the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell their shares to someone in those states. The shares should be purchased as a long-term investment only.
Our board of directors intends to contemplate a liquidity event for our shareholders within six years from the date we terminate our Public Offering; however, our board of directors is under no obligation to pursue or complete any particular liquidity event during this timeframe or otherwise. We expect that our board of directors, in the exercise of its fiduciary duty to our shareholders, will decide to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. There can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. A liquidity event could include, among other transactions: (i) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation; (ii) a self tender offer for our shares in connection with our decision to continue as a perpetual-life company; (iii) a merger or other transaction approved by our board of directors in which our shareholders will receive cash or shares of another publicly traded company; or (iv) a listing of our shares on a national securities exchange or a quotation through a national quotation system. However, there can be no assurance that we will complete a liquidity event within such time or at all.
In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, and the potential for shareholder liquidity. If our shares are listed, we cannot assure investors a public trading market will develop. Since a portion of the offering price from the sale of shares in our Public Offering will be used to pay expenses and fees, the full offering price paid by shareholders will not be invested in the assets we seek to acquire. As a result, even if we do complete a liquidity event, investors may not receive a return of all of their invested capital.
The ongoing offering price may not accurately reflect the value of our assets.
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in our prospectus, we will adjust the offering price of any of the classes of our shares to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date. Ongoing offering prices for the shares in our Public Offering will take into consideration other factors such as selling commissions, dealer manager fees, annual distribution and shareholder servicing fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.
Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.
Our board of directors, with assistance from the Manager and the Sub-Manager, is ultimately responsible for determining in good faith the fair value of our assets for which market prices are not readily available. Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for methodologies to be used to determine the fair value of our assets for purposes of our net asset value calculation. Our board of directors makes this determination on a monthly basis, and any other time when a decision is required regarding the fair value of our assets. Our board of directors has retained an independent valuation firm to assist the Manager and the Sub-Manager in preparing their recommendations with respect to our board of directors’ determination of the fair values of assets for which market prices are not readily available.
Within the parameters of our valuation procedures, the valuation methodologies used to value our assets involves subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Manager, the Sub-Manager and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets that differs materially from the values that were provided by the independent valuation firm. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or net asset value-based fees we paid to the Manager, the Sub-Manager or the Managing Dealer to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for our shares in our Public Offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program are generally based on our most recently determined net asset value per share, they may pay more than realizable value or receive less than realizable value for their investment.
Our net asset value per share may change materially if the valuations of our assets materially change from prior valuations or the actual operating results for a particular month differ from what we originally budgeted for that month.
When the valuations of our assets are reflected in our net asset value calculations, there may be a material change in our net asset value per share for each class of our shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the net asset value per share. We will not retroactively adjust the net asset value per share of each class of shares reported for the previous month. Therefore, because a new monthly valuation may differ materially from the prior valuation or the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect the new valuation or actual operating results may cause the net asset value per share for each class of our shares to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly net asset value.
Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for the methodologies to be used to determine the fair value of our assets for purposes of our net asset value calculation. Our board of directors’ determination of our monthly net asset value per share is based on these valuation procedures. As a result, our published net asset value per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our board of directors, with assistance from the Manager and the Sub-Manager, determines, in good faith, the fair value of our assets for which market prices are not readily available. However, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. As a result, the net asset value per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our net asset value may be appropriately adjusted in accordance with our valuation procedures.
The amount of any distributions we may pay is uncertain. We may not be able to pay investors distributions, or be able to sustain them once we begin paying distributions, and our distributions may not grow over time.
In March 2018, our board of directors began to declare cash distributions to shareholders on weekly record dates and such distributions were paid on a monthly basis. Effective with distributions declared in January 2019 and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to declare cash distributions to shareholders based on monthly record dates and we pay such distributions on a monthly basis. We intend to pay these distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve operating results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described in our prospectus. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future. We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. In the early stages of our company, we are likely to pay some, if not all, of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. Distributions on the Non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions on Class T shares and Class D shares will be lower than distributions on the Class A, Class FA and Class I shares because we are required to pay ongoing annual distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in our Public Offering. We believe the likelihood that distributions will be paid from sources other than cash flow from operations may be higher in the early stages of the offering. These risks will be greater for persons who acquire our shares relatively early in our Public Offering, before a significant portion of the offering proceeds have been deployed. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.
Because the Managing Dealer is an affiliate of the Manager, investors will not have the benefit of an independent review of our Public Offering or us customarily performed in underwritten offerings.
The Managing Dealer, CNL Securities Corp., is an affiliate of the Manager, and will not make an independent review of us or our Public Offering. Accordingly, investors will have to rely on their own broker-dealer or distribution intermediary to make an independent review of the terms of our Public Offering. If an investor’s broker-dealer or distribution intermediary does not conduct such a review, they will not have the benefit of an independent review of the terms of our Public Offering. Further, the due diligence investigation of us by the Managing Dealer cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our shares relative to publicly traded companies.
We may be unable to use a significant portion of the net proceeds of our Public Offering on acceptable terms in the timeframe contemplated by the prospectus relating to our Public Offering.
Delays in using the net proceeds of our Public Offering may impair our performance. We cannot assure an investor that we will be able to identify any acquisition opportunities in a manner consistent with our business strategy or that any acquisition that we make will produce a positive return. We may be unable to use the net proceeds of our Public Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before we have raised sufficient funds to deploy the proceeds of our Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of our Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which may produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay in a manner consistent with our business strategy.
Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors in our Public Offering do not have pre-emptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase in our Public Offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase in our Public Offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
Investors will experience substantial dilution in the net tangible book value of their shares equal to the offering costs and sales load associated with their shares and will encounter substantial on-going fees and expenses.
If investors purchase our shares in our Public Offering, there are substantial fees and expenses which will be borne by the investor initially and ongoing as an investor. Also, investors will incur immediate dilution in the net tangible book value of their shares equal to the offering costs and the sales load associated with their shares. There are also certain offering costs associated with the shares in our Public Offering, which will be reimbursed to the Manager and the Sub-Manager. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an “emerging growth company,” as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions of Section 14A(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions of Section 14A(b) of the Exchange Act (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement, and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Once we are no longer an “emerging growth company,” because we are not a “large accelerated filer” or an “accelerated filer” under the Exchange Act, and will not be so long as our shares are not traded on a securities exchange, we are not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements. We cannot predict if investors will find our shares less attractive because we choose to rely on any of the exemptions discussed above.

Additionally, under Section 107 of the JOBS Act, an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and therefore will comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. This election is irrevocable.
We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our shares that is held by non-affiliates equals or exceeds $700 million after we have been publicly reporting for at least 12 months and have filed at least one annual report on Form 10-K with the SEC.
Our business could be adversely affected if we fail to maintain our qualification as a venture capital operating company, or VCOC, under the “plan assets” regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
We sold and issued our Class FA shares in our Private Placement and used a substantial portion of the net proceeds from the Private Placement to acquire our initial businesses. We currently operate our business in a manner so that it is intended to qualify as a VCOC, as defined in the regulations governing plan assets, or the Plan Asset Regulations, promulgated under ERISA by the Department of Labor, and therefore are not subject to the ERISA fiduciary requirements with respect to our assets. However, if we fail to satisfy the requirements to qualify as a VCOC for any reason and no other exception under the Plan Asset Regulations applies, such failure could materially interfere with our activities or expose us to risks related to our failure to comply with the requirements. If no exception under the Plan Asset Regulations applied, the fiduciary responsibility standards of ERISA would apply to us, including the requirement of investment prudence and diversification, and certain transactions that we enter into, or may have entered into, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of a plan subject to Title I of ERISA or Section 4975 of the Code, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Therefore, our business could be adversely affected if we fail to quality as a VCOC under the Plan Asset Regulations.
Risks Related to Our Organization and Structure
We are a recently formed company and have a limited operating history or established financing sources and may be unable to successfully implement our business and acquisition strategies or generate sufficient cash flow to make distributions to our shareholders.
We are a recently formed company and commenced operations on February 7, 2018, and therefore have a limited operating history or established financing sources. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will be unable to implement and execute our business strategy as described in our prospectus and that the value of our shares could decline substantially and, as a result, investors may lose part or all of their investment. Our financial condition and results of operations will depend on many factors including the availability of acquisition opportunities, readily accessible short and long-term financing, financial markets and economic conditions generally and the performance of the Manager and the Sub-Manager. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.
Our ability to implement and execute our business strategy depends on the Manager’s and the Sub-Manager’s ability to manage and support our business operations. If the Manager or the Sub-Manager were to lose any members of their respective senior management teams, our ability to implement and execute our business strategy could be significantly harmed.
We have no internal management capacity or employees other than our appointed executive officers and will be dependent on the diligence, skill and network of business contacts of the Manager’s and the Sub-Manager’s senior management teams to implement and execute our business strategy. We also depend, to a significant extent, on the Manager’s and the Sub-Manager’s access to its investment professionals and the information and deal flow generated by these professionals. The Manager’s and the Sub-Manager’s senior management teams will evaluate, negotiate, structure, close, and monitor the assets we acquire. The departure of any of the Manager’s or the Sub-Manager’s senior management teams could have a material adverse effect on our ability to implement and execute our business strategy. We do not anticipate maintaining any key person insurance on any of the Manager’s or the Sub-Manager’s senior management teams.
Our board of directors may change our business and acquisition policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to investors.

Our board of directors has the authority to modify or waive our current business and acquisition policies, criteria and strategies without prior notice and without shareholder approval. In such event, we will promptly file a prospectus supplement and a current report on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current business and acquisition policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in deploying the net proceeds of our Public Offering and may use the net proceeds from our Public Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our Public Offering.
If we internalize our management functions, investors’ interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Manager’s or the Sub-Manager’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares. The payment of such consideration could result in dilution of an investor’s interests as a shareholder and could reduce the earnings per share attributable to their investment.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to the Manager under the Management Agreement (50% of which is paid to the Sub-Manager under the Sub-Management Agreement), we would incur the compensation and benefits as well as the costs of our officers and other employees and consultants that we now expect will be paid by the Manager, the Sub-Manager or their respective affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute an investor’s investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to the Manager and the Sub-Manager, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our shareholders and the value of our shares. As currently organized, we do not expect to have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. We expect individuals employed by the Manager and the Sub-Manager to perform asset management and general and administrative functions, including accounting and financial reporting for us. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our assets.
In some cases, internalization transactions involving the acquisition of a manager have resulted in litigation. If we were to become involved in such litigation in connection with an internalization of our management functions, we could be forced to spend significant amounts of money defending ourselves in such litigation, regardless of the merit of the claims against us, which would reduce the amount of funds available to acquire additional assets or make distributions to our shareholders.
Anti-takeover provisions in our LLC Agreement could inhibit a change in control.
Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring control of the company. These provisions include:

•	restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or the DGCL;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships;

•	requiring that directors may be removed, with or without cause, only by a vote of a majority of the issued and outstanding shares;

•	requiring advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by holders of our shares at a meeting of shareholders;

•
permitting each of the Manager and Sub-Manager, respectively, to initially appoint a non-independent director and, thereafter, to nominate such non-independent director’s replacement upon such non-independent director’s failure to stand for re-election, resignation, removal from office, death or incapacity;

•	our ability to issue additional securities, including securities that may have preferences or are otherwise senior in priority to our shares; and

•	limitations on the ability of our shareholders to call special meetings of the shareholders.
We may have conflicts of interest with the noncontrolling shareholders of our businesses.
The boards of directors of the businesses we acquire controlling interests in will have fiduciary duties to all their shareholders, including the company and noncontrolling shareholders. As a result, they may make decisions that are in the best interests of their shareholders generally but which are not necessarily in the best interest of the company or our shareholders. In dealings with the company, the directors of these businesses may have conflicts of interest and decisions may have to be made without the participation of directors appointed by us, and such decisions may be different from those that we would make.
An investor’s investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are organized as a holding company that conducts its business primarily through its wholly- and majority-owned subsidiaries. We conduct and intend to continue to conduct our operations so that the company and each of its subsidiaries do not fall within, or are excluded from the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. We believe that we are not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not and will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we have and continue to intend to acquire stable and growing middle-market businesses with a focus on business services, consumer products, education, franchising, light manufacturing / specialty engineering, non-FDA regulated healthcare and safety companies. In addition, through the Manager and the Sub-Manager, we have been and intend to continue to be engaged with the acquired businesses in several areas, including (i) strategic direction and planning, (ii) supporting add-on acquisitions and introducing senior management to new business contacts, (iii) balance sheet management, (iv) capital markets strategies, and (v) optimization of working capital. We monitor the critical success factors of our acquired businesses on a daily/weekly basis and meet monthly with senior management of the companies we acquire in an operating committee environment to discuss their respective strategic, financial and operating performance. As a consequence, we primarily engage and hold ourselves out as being primarily engaged in the non-investment company businesses of these companies, which are or will become our wholly- or majority-owned subsidiaries.
Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other instruments, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We conduct operations, and intend to continue to conduct our operations, so that on an unconsolidated basis we and most of our subsidiaries will comply with the 40% test and no more than 40% of the assets of those subsidiaries will consist of investment securities. We expect that most, if not all, of our wholly- and majority-owned subsidiaries will fall outside the definitions of investment company under Section 3(a)(1)(A) and Section 3(a)(1)(C) or rely on an exception or exemption from the definition of investment company other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which currently constitute and are expected to continue to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that we are not considered and will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We monitor our holdings on an ongoing basis and in connection with each of our business acquisitions to determine compliance with the 40% test.
The determination of whether an entity is our majority-owned subsidiary is made by us. Under the Investment Company Act, a majority-owned subsidiary of a person means a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC, or its staff, were to disagree with our treatment of one of more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.
Additionally, we conduct and intend to continue to conduct operations so that we are not treated as a “special situation investment company” as such term has been interpreted by the SEC and by courts in judicial proceedings under the Investment Company Act. Special situation investment companies generally are companies which secure control of other companies primarily for the purpose of making a profit in the sale of the controlled company’s securities. The types of companies that have been characterized by the SEC in SEC releases, the SEC staff or by courts in judicial proceedings under the Investment Company Act as “special situation investment companies” are those that, as part of their history and their stated business purpose, engage in a pattern of acquiring large or controlling blocks of securities in companies, attempting to control or to exert a controlling influence over these companies, improving their performance and then disposing of acquired share positions after a short-term holding period at a profit once the acquired shares increase in value. Special situation investment companies also follow a policy of shifting from one investment to another because greater profits seem apparent elsewhere. We monitor our business activities, including our acquisitions and divestments, on an ongoing basis to avoid being deemed a special situation investment company. One of the factors that distinguishes us from a “special situation investment company” is our policy of acquiring middle-market businesses with the expectation of operating these businesses over a long-term basis that for us will involve a minimum holding period of four to six years.
A change in the value of our assets could cause us or one or more of our wholly- or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exclusion from registration under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to acquire businesses with an intention of disposing of them on a short-term basis. In addition, we may in other circumstances be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. We also may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our business strategy.
If we become obligated to register the company or any of its subsidiaries as an investment company pursuant to the Investment Company Act, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
If we were required to register the company as an investment company pursuant to the Investment Company Act but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have a material adverse effect on us.
If, in the future, we cease to control and operate our businesses, we may be deemed to be an investment company under the Investment Company Act.
Under the terms of our LLC Agreement, we have the latitude to acquire equity interests in businesses that we will not operate or control. If we make significant acquisitions of equity interests in businesses that we do not operate or control or cease to operate and control such businesses, we may be deemed to be an investment company under the Investment Company Act. If we were deemed to be an investment company under the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our equity interests and debt positions or organizational structure or our contract rights to fall outside the definition of an investment company under the Investment Company Act. Registering as an investment company pursuant to the Investment Company Act could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us, the Manager and the Sub-Manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

Risks Related to the Manager, the Sub-Manager and Their Respective Affiliates
Our success will be dependent on the performance of the Manager and the Sub-Manager and their respective affiliates, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to our Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs.
The Manager was formed in August 2016 and has a limited operating history. The Sub-Manager was formed in September 2016 and has limited experience managing a business under guidelines designed to allow us to be exempt from registration under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to our Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
The Manager, the Sub-Manager and their respective affiliates, including our officers and some of our directors will face conflicts of interest including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Manager, the Sub-Manager and their respective affiliates will receive substantial fees from us (directly or indirectly) in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public and private offerings of equity by us, which allow the Managing Dealer to earn additional dealer manager fees and the Manager and the Sub-Manager to earn increased management fees. The Administrator and the Sub-Administrator will also face conflicts of interests with respect to their performance of various administrative services that we require, including but not limited to conflicts that may arise from the Administrator’s and the Sub-Administrator’s decisions with respect to the allocation of their time and resources as they relate to their recommendations and oversight of the personnel, facilities and services provided to us, and the quality of professional and administrative services rendered by their respective affiliates to us. The incentive fees that we may pay to the Manager (50% of which would be paid to the Sub-Manager) may create an incentive for the Manager and the Sub-Manager to make acquisitions on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may encourage the Manager and the Sub-Manager to use leverage to increase the return on our assets. In addition, the fact that our base management fee for a certain month is calculated based on the average value of our gross assets at the end of that month and the immediately preceding calendar month, which would include any borrowings for investment purposes, may encourage the Manager and the Sub-Manager to use leverage or to acquire additional assets. The use of leverage increases the volatility of assets by magnifying the potential for gain or loss on invested equity capital. In addition, we and our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees payable to the Manager. Our businesses may pay fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees may be paid before we realize any income or gain. The Manager and the Sub-Manager may face conflicts of interest with respect to services performed for our businesses, on the one hand, and opportunities recommended to us, on the other hand. Furthermore, our board of directors is responsible for determining the net asset value of our assets (with the assistance from the Manager, the Sub-Manager and the independent valuation firm) and, because the base management fee is payable monthly and for a certain month is calculated based on the average value of our gross assets at the end of that month and the immediately preceding calendar month, a higher net asset value of our assets would result in a higher base management fee to the Manager and the Sub-Manager.
We pay substantial fees and expenses to the Manager, the Sub-Manager, the Managing Dealer or their respective affiliates. These payments increase the risk that investors will not earn a profit on their investment.
The Manager and the Sub-Manager perform services for us in connection with the identification, selection and acquisition of our assets, and the monitoring and administration of our assets. We pay the Manager and the Sub-Manager certain fees for management services, including a base management fee that is not tied to the performance of our assets. We pay fees and commissions to the Managing Dealer in connection with the offer and sale of the shares. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services. Since the Administrator and the Sub-Administrator are affiliates of the Manager and the Sub-Manager, respectively, they may experience conflicts of interests when seeking expense reimbursement from us. Similarly, our businesses may pay fees to the Sub-

Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees reduce the amount of cash available for acquisitions or distribution to our shareholders. These fees also increase the risk that the amount available for distribution to shareholders upon a liquidation of our assets would be less than the purchase price of the shares in our Public Offering and that investors may not earn a profit on their investment.
The time and resources that individuals associated with the Manager and the Sub-Manager devote to us may be diverted.
We currently expect the Manager, the Sub-Manager and their respective officers and employees to devote such time as shall be necessary to conduct our business affairs in an appropriate manner. However, the Manager, the Sub-Manager and their respective officers and employees are not required to do so. Moreover, neither the Manager, the Sub-Manager nor their affiliates are prohibited from raising money for and managing another entity that competes with us or our businesses, except as agreed to by the Manager and the Sub-Manager. Accordingly, the respective management teams of the Manager and the Sub-Manager may have obligations to investors in entities they work at or manage in the future, the fulfillment of which might not be in the best interests of us or our shareholders or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. In addition, we may compete with any such investment entity for the same investors and acquisition opportunities.
We do not have a policy that expressly prohibits our directors, officers, or affiliates from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, officers, or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of the Manager and the Sub-Manager who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us without the approval of a majority of our independent directors. In addition, the Management Agreement and the Sub-Management Agreement do not prevent the Manager, the Sub-Manager and their respective affiliates from engaging in additional business opportunities, some of which could compete with us, except as agreed to by the Manager and the Sub-Manager.
The terms and conditions of the merger agreements and the related documents relating to the acquisitions of our initial businesses were negotiated among related parties, and these terms may be less advantageous to us than if they had been the subject of arm’s-length negotiations.
We acquired our initial businesses from an affiliate of the Sub-Manager. The terms of the merger agreements and the related documents were negotiated among related parties and as a result, such terms and conditions may be less favorable to our company than they might have been had they been negotiated at arm’s-length with unaffiliated persons; however, we received an opinion from an independent financial advisory firm regarding the fairness to our company, from a financial point of view only, of the acquisition prices of the two initial businesses. Additionally, the merger agreements were approved by all the independent directors of our board of directors.
The Manager and the Sub-Manager will experience conflicts of interest in connection with the management of our business affairs, our businesses and their respective other accounts and clients.
The Manager and the Sub-Manager will experience conflicts of interest in connection with the management of our business affairs relating to the allocation of business opportunities by the Manager, the Sub-Manager and their respective affiliates to us and other clients; compensation to the Manager, the Sub-Manager and their respective affiliates; services that may be provided by the Manager, the Sub-Manager and their respective affiliates to our businesses; co-opportunities for us and the allocation of such opportunities to us and other clients of the Manager and the Sub-Manager; the formation of investment vehicles by the Manager or the Sub-Manager; differing recommendations given by the Manager and the Sub-Manager to us versus other clients; the Manager’s and the Sub-Manager’s use of information gained from our businesses for investments by other clients, subject to applicable law; and restrictions on the Manager’s and the Sub-Manager’s use of “inside information” with respect to potential acquisitions by us.
In connection with the services that the Sub-Manager or its affiliates may provide to the businesses we acquire, the Sub-Manager may be paid transaction fees in connection with services customarily performed in connection with the management of such businesses (except that no such transaction fees were charged on our acquisition of the initial businesses). Any transaction fees received by the Sub-Manager up to $1.5 million to $3.5 million annually (dependent on our total assets at the time of receipt of such transaction fees) will not be shared with us. Any transaction fees charged to businesses in excess of $3.5 million will be paid to us. Additionally, these fees may be paid before we realize any income or gain. We may also reimburse the Sub-Manager for certain transactional expenses (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to businesses that we acquire as well as transactional expenses related to deals that do not close, often referred to as “broken deal costs.” The Manager and the Sub-Manager may face conflicts of interest with respect to services performed for our businesses, on the one hand, and opportunities recommended to us, on the other hand.
The Sub-Manager may experience conflicts of interests in their management of other clients that may have a similar business strategy as us.
The Sub-Manager and its affiliates currently manage other clients and may in the future manage new clients that may have a similar business strategy as us. The Sub-Manager will determine which opportunities it presents to us or another client with a similar business objective. The Sub-Manager may determine it is more appropriate for one or more other clients managed by the Sub-Manager or any of its affiliates than it is for us and present such opportunity to the other client. These co-opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts, including the amount of such co-opportunity allocated to us.
The Sub-Manager and its affiliates may (i) give advice and take action with respect to any of its other clients that may differ from advice given or the timing or nature of action taken with respect to us, so long as it is consistent with the provisions of the Sub-Manager’s allocation policy and its obligations under the Sub-Management Agreement, and (ii) subject to the Exclusivity Agreement and its obligations thereunder, engage in activities that overlap with or compete with those in which the company and its subsidiaries, directly or indirectly, may engage. The company, on its own behalf and on behalf of its subsidiaries, has renounced any interest or expectancy in, or right to be offered an opportunity to participate in, any business opportunity which may be a corporate opportunity for another client of the Sub-Manager or its affiliates to the extent such opportunity has been determined in good faith by the Sub-Manager not to be allocated to the company, all in accordance with the company’s and the Sub-Manager’s allocation policy. Furthermore, subject to the company’s investment policy and its obligations under the Sub-Management Agreement, the Sub-Manager shall not have any obligation to recommend for purchase or sale any securities or loans which its principals, affiliates or employees may purchase or sell for its or their own accounts or for any other client or account if, in the opinion of the Sub-Manager, such transaction or investment appears unsuitable, impractical or undesirable for the Manager (on behalf of the company).
Consistent with our allocation policy, in the event that a co-opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-opportunity if our allocation in such co-opportunity has been determined; however, in the event that we participate in a co-opportunity with Levine Leichtman Capital Partners VI, L.P. which accumulates broken deal costs and if our allocation in such co-opportunity has not been determined, we will be allocated 5% of the broken deal costs, subject to annual review by the Sub-Manager.
The Manager and its respective affiliates may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our shareholders.
We pay certain amounts to the Managing Dealer and participating broker-dealers in connection with the distribution of certain classes of shares for the ongoing marketing, sale and distribution of such shares, including an ongoing distribution and shareholder servicing fee. The ongoing distribution and shareholder servicing fee for these classes of shares will terminate for all shareholders upon a liquidity event. As such, the Manager may have an incentive to delay a liquidity event or making such recommendation to our board of directors if such amounts receivable by the Managing Dealer have not been fully paid. A delay in a liquidity event may not be in the best interests of our shareholders.
Our access to confidential information may restrict our ability to take action with respect to our businesses, which, in turn, may negatively affect our results of operations.
We, directly or through the Manager or the Sub-Manager, may obtain confidential information about our businesses. If we possess confidential information about such businesses, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, those businesses. The impact of these restrictions on our ability to take action with respect to such businesses could have an adverse effect on our results of operations.
We may be obligated to pay the Manager and the Sub-Manager incentive fees even if there is a decline in the value of our assets for that calendar year and even if our earned interest income is not payable in cash.
The Management Agreement and the Sub-Management Agreement entitle the Manager and the Sub-Manager to receive an incentive fee based on the total return of each class of our shares regardless of any capital losses. In such case, we may be required to pay the Manager and the Sub-Manager an incentive fee for a calendar year even if there is a decline in the value of our assets for that calendar year or if our net asset value is less than the purchase price of an investor’s shares.
Any incentive fee payable by us that relates to the total return of each class of our shares may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income) or based on unrealized gains. If one of our businesses defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. The Manager and the Sub-Manager are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default or an unrealized gain. Although we do not expect our debt assets to include a PIK feature, to the extent we do so, PIK income will be included in the total return of each class of our shares used to calculate the incentive fee to the Manager and the Sub-Manager even though we do not receive the income in the form of cash.
The Manager’s and the Sub-Manager’s liability is limited under the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, as applicable, and we are required to indemnify the Manager and the Sub-Manager against certain liabilities, which may lead them to act in a riskier manner on our behalf than it would when acting for their own account.
The Manager and the Sub-Manager have not assumed any responsibility to us other than to render the services described in the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, as applicable. Pursuant to the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, as applicable, the Manager, the Sub-Manager and their respective officers, managers, partners, members, agents, employees, controlling persons, shareholders, and any other person or entity affiliated with the Manager and the Sub-Manager will not be liable to us or any of our subsidiaries’ members, stockholders or partners in connection with the performance of any duties or obligations under the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, absent negligence or misconduct in the performance of the Manager’s or the Sub-Manager’s duties, as applicable. We have also agreed to indemnify, defend and protect the Manager, the Sub-Manager and their respective officers, managers, partners, members, agents, employees, controlling persons and any other person or entity affiliated with the Manager and the Sub-Manager with respect to all damages, liabilities, costs and expenses incurred in or by reason of any pending, threatened or completed, action suit investigation or other proceeding resulting from acts of the Manager and the Sub-Manager not arising out of negligence or misconduct in the performance of the Manager’s or the Sub-Manager’s duties, as applicable, under such agreements. These protections may lead the Manager and the Sub-Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Each of the Manager’s and the Sub-Manager’s net worth is not available to satisfy our liabilities and other obligations.
As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association, the Manager and the Sub-Manager and their respective affiliates have an aggregate net worth in excess of the required $11.8 million for our Public Offering. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.
Each of the Manager and the Sub-Manager can resign on 120 days notice and, pursuant to the Sub-Management Agreement, the Manager and the Sub-Manager have agreed to resign if the other is terminated for anything other than cause and we may not be able to find suitable replacement(s) within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Manager has the right, under the Management Agreement, to resign at any time on 120 days written notice, whether we have found a replacement or not. If the Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management, business activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
The Sub-Manager also has the right, under the Sub-Management Agreement, to resign at any time on 120 days written notice, whether the Manager or the company has found a replacement or not. If the Sub-Manager resigns, the Manager and the company may not be able to contract with a new sub-manager. The Sub-Management Agreement provides that, in the event the Manager or the Sub-Manager is terminated or not renewed as a manager or sub-manager, other than for cause, the other will also terminate its Management Agreement or Sub-Management Agreement, as applicable. In such case, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

Risks Related to Our Business
A business strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
We intend to acquire controlling interests in privately held, middle-market businesses which by their nature pose certain incremental risks as compared to public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we may hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our acquisition;

•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our privately held company and, in turn, on us; and

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Manager’s and the Sub-Manager’s management may, in the ordinary course of business, be named as defendants in litigation arising from our ownership of these companies.

In addition, interests in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these assets, we are required to carry these assets at fair value as determined by our board of directors. As a result, if we are required to liquidate all or a portion of our assets quickly, we may realize significantly less than the value at which we had previously recorded these assets. We may also face other restrictions on our ability to liquidate our ownership of a business to the extent that we, the Manager, the Sub-Manager or any of their respective affiliates have material nonpublic information regarding such business or where the sale would be an impermissible joint transaction. The reduced liquidity of these assets may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of the Manager and the Sub-Manager to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from these business opportunities. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed business decision, and we may lose money on our assets.
We face risks with respect to the evaluation and management of future acquisitions.
A significant component of our business strategy is to acquire controlling equity interests in businesses. We intend to focus on middle-market businesses in various industries. Generally, because such businesses are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from operations for significant periods of time. In addition, we may incur substantial broken deal costs in connection with acquisition opportunities that are not consummated.
In addition, we may have difficulty effectively managing the businesses we acquire. The management or improvement of businesses we acquire may be hindered by a number of factors including limitations in the standards, controls, procedures and policies of such acquisitions. Further, the management of an acquired business may involve a substantial reorganization resulting in the loss of employees and customers or the disruption of our ongoing businesses. Some of the businesses we acquire may have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to finance future acquisitions of businesses and expand our operations will be adversely affected.
The net proceeds from the sale of our shares in our Public Offering will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
We may face increasing competition for acquisition opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for acquisitions with strategic buyers, private equity funds and diversified holding companies. Additionally, we may compete for loans with traditional financial services companies such as commercial banks. Certain competitors are substantially larger and have greater financial, technical and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us, and others may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of acquisition opportunities, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose acquisition opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our businesses or may bear risk of loss, which may have a material adverse effect on our business, financial condition and results of operations. In addition, if we lose an acquisition opportunity, we may still incur broken deal costs related to the review of an opportunity that is not consummated, which could be substantial.
We will rely on receipts from our businesses to make distributions to our shareholders.
We are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments of indebtedness and, from time to time, distributions on equity to enable us, first, to satisfy our financial obligations and, second to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. As a consequence of these various restrictions, we may be unable to generate sufficient receipts from our businesses, and therefore, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
We do not intend to own 100% of our businesses. While we receive cash payments from our businesses which are in the form of interest payments, debt repayment and distributions, if any distributions were to be paid by our businesses, they would be shared pro rata with the minority shareholders of our businesses and the amounts of distributions made to minority shareholders would not be available to us for any purpose, including debt service or distributions to our shareholders. Any proceeds from the sale of a business will be allocated among us and the non-controlling shareholders of the business that is sold.
We anticipate acquiring controlling interests in a limited number of businesses and these businesses may be subject to unplanned business interruptions.
We anticipate acquiring controlling interests in a limited number of companies. As a result, the performance of our business may be substantially adversely affected by the unfavorable performance of even a single business. Further, operational interruptions and unplanned events at one or more of our production facilities of these businesses, such as explosions, fires, inclement weather, natural disasters, accidents, transportation interruptions and supply could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.

In certain circumstances, certain business analyses and decisions by the Manager and the Sub-Manager may be required to be undertaken on an expedited basis.
While we generally will not seek to make an acquisition until the Sub-Manager has conducted sufficient due diligence to make a determination whether to pursue an acquisition opportunity, in such cases, the information available to the Manager and the Sub-Manager at the time of making an acquisition decision may be limited. In certain circumstances, the business analyses and decisions by the Manager and the Sub-Manager may be required to be undertaken on an expedited basis to take advantage of acquisition opportunities. Therefore, no assurance can be given that the Manager and the Sub-Manager will have knowledge of all circumstances that may adversely affect such decision. In addition, the Manager and the Sub-Manager expect often to rely upon independent consultants in connection with its evaluation of proposed acquisitions. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.
Economic recessions or downturns could impair our businesses and harm our operating results.
Some of our businesses may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase, and the value of our assets is likely to decrease during these periods. Adverse economic conditions, such as during a government shutdown, may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our assets and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could prevent us from acquiring additional assets, limit our ability to grow and negatively impact our operating results and financial condition.
Financial results of certain of our businesses may be affected by the operating results of and actions taken by their franchisees.
Certain of our businesses may receive a substantial portion of their revenues in the form of royalties, which are generally based on a percentage of gross sales from franchisees. Accordingly, financial results of such businesses are to a large extent dependent upon the operational and financial success of their franchisees. If sales trends or economic conditions deteriorate for franchisees, their financial results may also deteriorate and the royalties paid to such businesses may decline and the accounts receivable and related allowance for doubtful accounts may increase. In addition, if the franchisees fail to renew their franchise agreements, royalty revenues of these businesses may decrease which in turn may materially and adversely affect business and operating results of these businesses. For example, Lawn Doctor, one of our initial businesses, relies primarily on broker referrals for new franchise development and has two main broker relationships that are key to driving new franchisee growth, in addition to its corporate employees generating opportunities. Any disputes with brokers could negatively affect Lawn Doctor’s ability to attract new franchisees and adversely affect its business and operating results.
Additionally, although franchisees are contractually obligated to operate their businesses in accordance with the operations, safety, and health standards set forth in agreements between our businesses and their franchisees, such franchisees are independent third parties whom we or our businesses do not control. The franchisees own, operate, and oversee the daily operations of their business and have sole control over all employee and other workforce decisions. As a result, the ultimate success and quality of any franchisee’s business rests with the franchisee. If franchisees do not successfully operate their business in a manner consistent with required standards, royalty income paid to our businesses may be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect business and operating results of our businesses.
For certain of our businesses, a limited number of customers may account for a large portion of their net sales, so that if one or more of the major customers were to experience difficulties in fulfilling their obligations to such businesses, cease doing business with such businesses, significantly reduce the amount of their purchases from such businesses or return substantial amounts of such businesses’ products, it could have a material adverse effect on our business, financial condition and results of operations.
For certain of our businesses, a limited number of customers may account for a large portion of their gross sales, so that if one or more of the major customers of such businesses were to experience difficulties in fulfilling their obligations to such businesses, cease doing business with such businesses, significantly reduce the amount of their purchases from such businesses or return substantial amounts of such businesses’ products, it could have a material adverse effect on our business, financial condition and results of operations. Except for outstanding purchase orders for specific products, certain of our businesses may not have written contracts with or commitments from any of their customers and pursuant to the terms of certain of their vendor agreements, even some purchase orders may be cancelled without penalty until delivery. A substantial reduction in or termination of orders from any of their largest customers could adversely affect their business, financial condition and results of operations. In addition, pressure by large customers seeking price reductions, financial incentives, and changes in other terms of sale or for these businesses to bear the risks and the cost of carrying inventory could also adversely affect business, financial condition and results of operations of our businesses. In addition, the bankruptcy or other lack of success of one or more of the significant customers could negatively impact such businesses’ revenues and bad debt expense.
Some of our businesses are or may be dependent upon the financial and operating conditions of their customers and clients. If the demand for their customers’ and clients’ products and services declines, demand for their products and services will be similarly affected and could have a material adverse effect on their financial condition, business and results of operations.
The success of our businesses’ customers’ and clients’ products and services in the market and the strength of the markets in which these customers and clients operate affect our businesses. Our businesses’ customers and clients are subject to their own business cycles, thus posing risks to these businesses that are beyond our control. These cycles are unpredictable in commencement, severity and duration. Due to the uncertainty in the markets served by most of our businesses’ customers and clients, our businesses cannot accurately predict the continued demand for their customers’ and clients’ products and services and the demands of their customers and clients for their products and services. As a result of this uncertainty, past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows. If the demand for their customers’ and clients’ products and services declines, demand for their products and services will be similarly affected and could have a material adverse effect on their financial condition, business and results of operations.
Some of our businesses are and may be subject to a variety of federal, state and foreign laws and regulations concerning employment, health, safety and products liability. Failure to comply with governmental laws and regulations could subject them to, among other things, potential financial liability, penalties and legal expenses which could have a material adverse effect on our financial condition, business and results of operations.
Some of our businesses are and may be subject to various federal, state and foreign government employment, health, safety and products liability regulations. Compliance with these laws and regulations, which may be more stringent in some jurisdictions, is a major consideration for our businesses. Government regulators generally have considerable discretion to change or increase regulation of our operations, or implement additional laws or regulations that could materially adversely affect our businesses. Noncompliance with applicable regulations and requirements could subject our businesses to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. Suffering any of these consequences could materially adversely affect our financial condition, business and results of operations. In addition, responding to any action may result in a diversion of the Manager’s, the Sub-Manager’s and our executive officers’ attention and resources from our operations.
Some of our businesses are and may be subject to federal, state and foreign environmental laws and regulations that expose them to potential financial liability. Complying with applicable environmental laws requires significant resources, and if our businesses fail to comply, they could be subject to substantial liability.
Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for certain of our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses may use hazardous materials in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, such businesses may still be liable.
The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities, higher than anticipated levels of operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation, all of which could have a material adverse effect on our financial condition, business and results of operations.
Some of our businesses are subject to certain risks associated with business they conduct in foreign jurisdictions.
Some of our businesses conduct business in foreign jurisdictions. Certain risks are inherent in conducting business in foreign jurisdictions, including:

•	exposure to local economic conditions;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	longer payment cycles for foreign customers;

•	adverse currency exchange controls;

•	exposure to risks associated with changes in foreign exchange rates;

•	potential adverse changes in the political environment of the foreign jurisdictions or diplomatic relations of foreign countries with the United States;

•	withholding taxes and restrictions on the withdrawal of foreign investments and earnings;

•	export and import restrictions;

•	labor relations in the foreign jurisdictions;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.
Some of the businesses we acquire may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If they are unable to protect their intellectual property, are unable to obtain or retain licenses to use others’ intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on their financial condition, business and results of operations.
Each business’ success depends in part on their, or licenses to use others’ brand names, proprietary technology and manufacturing techniques. Such businesses may rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect the intellectual property rights of these companies effectively or to the same extent as the laws of the United States.
Stopping unauthorized use of their proprietary information and intellectual property, and defending against claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
Some of the businesses we acquire may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on their financial condition, business and results of operations.
Some of the businesses we acquire may be subject to certain risks associated with the movement of businesses offshore.
Some of the businesses we acquire may be potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some customers of these businesses we control, leading them to procure products or services from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.
Defaults by our businesses will harm our operating results.
A business’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize such business’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting business. Further, there may not be any prepayment penalty for our borrowers who prepay their loans. If borrowers choose to prepay their loans, we may not receive the full amount of interest payments otherwise to be received by us.
Our businesses may incur debt that ranks equally with, or senior to, our debt in such businesses.
Our businesses may have, or may be permitted to incur, other debt that ranks equally with, or senior to, our debt in such businesses. By their terms, such debt may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to our debt in such business. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of our business, holders of debt instruments ranking senior to our debt in that business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such business may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with our debt in the business, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant business.
We may not have the funds or ability to make additional capital contributions or loans to our businesses.
After our initial acquisition of an equity stake in a business or loans to such business, we may be called upon from time to time to provide additional funds to such business or have the opportunity to increase our capital contributions. There is no assurance that we will make, or will have sufficient funds to make, follow-on contributions. Even if we do have sufficient capital to make a desired follow-on contribution, we may elect not to make a follow-on contribution because we may not want to increase our level of risk or we prefer other opportunities. Our ability to make follow-on contributions may also be limited by the Manager’s and the Sub-Manager’s allocation policies. Any decisions not to make a follow-on contribution or any inability on our part to make such a contribution may have a negative impact on such business, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce our expected return with respect to the business.
The debt positions we will typically acquire in connection with our acquisition of controlling equity interests in businesses may be risky, and we could lose all or part of our assets.
When we acquire a controlling equity interest in a business, we also will typically acquire a debt position in such business, which may be in the form of senior or subordinated securities.
When we acquire senior debt, we will generally seek to take a security interest in the available assets of a business, including equity interests in any of its subsidiaries. These acquisitions will generally take the form of senior secured, subordinated and/or mezzanine debt. There is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the business to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in such business’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.
Our acquisitions of subordinated and/or mezzanine debt will generally be subordinated to senior debt and will generally be unsecured, which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These acquisitions may involve additional risks that could adversely affect our returns as compared to our acquisition of senior debt. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. We will not receive any principal repayments prior to the maturity of most of our subordinated debt, which may be of greater risk than amortizing loans.
We may acquire debt and minority interests in businesses and, if we do so, we may not be in a position to control such businesses, and their respective management team may make decisions that could decrease the value of our assets.
We anticipate that most of our acquisitions will involve controlling equity interests in businesses, but we may acquire only debt and/or minority interests in certain businesses. If we do so, we will be subject to risk that such businesses may make business decisions with which we disagree, and the management of such businesses may take risks or otherwise act in ways that do not serve our best interests. As a result, such businesses may make decisions that could decrease the value of our assets. In addition, we will generally not be in a position to control any business by acquiring its debt securities.
The credit ratings of certain of our assets may not be indicative of the actual credit risk of such rated instruments.
Rating agencies rate certain debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our assets that are in rated instruments. In fact, most debt securities that we intend to acquire will not be rated by any rating agency and, if they were rated, they would most likely be rated as below investment grade quality. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

A redemption of convertible securities held by us could have an adverse effect on our ability to execute our business strategy.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to execute our business strategy.
Subordinated liens on collateral securing debt that we may acquire in businesses may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt that we will acquire in businesses may be secured on a second priority basis by the same collateral securing senior debt of such businesses. The first priority liens on the collateral will secure the business’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such business under the agreements governing the debt. In the event of a default, the holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the business’s remaining assets, if any.
We may also acquire unsecured debt in businesses, meaning that such acquisitions will not benefit from any interest in collateral of such businesses. Liens on any such business’s collateral, if any, will secure such business’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by such business under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the business’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt we acquire in businesses with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
There may be circumstances where the loans we make to businesses could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Although we intend to generally structure certain of our acquisitions as secured debt, if one of our businesses were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to such company or a representative of us or the Manager and the Sub-Manager sat on the board of directors of such company, a bankruptcy court might re-characterize our debt in a business and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.
In addition a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or members. Because of the nature of our assets in businesses, we may be subject to allegations of lender liability.
Certain of our assets may be adversely affected by laws relating to fraudulent conveyance or voidable preferences.
Certain of our assets could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state,

if the debt obligations relating to such assets were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, further subordinate the debt obligations or the liens supporting such obligations to other existing and future indebtedness of the issuer or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on the debt obligations.
Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, assets involving restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.
We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.
The downgrade of the U.S. credit rating could negatively impact our business, financial condition and results of operations.
U.S. debt ceiling and budget deficit concerns continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any downgrades to the U.S. government’s sovereign credit rating could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program and in June 2017, it announced plans to start gradually reducing its bond holdings by not reinvesting proceeds from such bond holdings. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our assets. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In a series of adjustments, the Federal Reserve raised the target range for the federal funds rate to a range from 0.25% on December 16, 2015, to most recently, 2.50% on December 19, 2018. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our acquisitions, through borrowing from banks and other lenders an investor will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Manager and the Sub-Manager.
The amount of leverage that we employ will depend on the Manager’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will be borne solely by our shareholders and will reduce cash available for distributions to our shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.
We may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In defending ourselves in these proceedings, we may incur significant expenses in legal fees and other related expenses, regardless of the outcome of such proceedings. Unfavorable outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our business, financial condition and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.
We could be negatively impacted by cybersecurity attacks.
We, and our businesses, as well as the Manager and the Sub-Manager, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations.
We may acquire interests in joint ventures, which creates additional risk because, among other things, we cannot exercise sole decision making power and our partners may have different economic interests than we have.
We may acquire interests in joint ventures with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the joint venture or other entity. As a result, the operations of the joint venture may be subject to the risk that third parties may make business, financial or management decisions with which we do not agree or the management of the joint venture may take risks or otherwise act in a manner that does not serve our interests. Further, there may be a potential risk of impasse in some business decisions because we may not be in a position to exercise sole decision-making authority. In such situations, it is possible that we may not be able to exit the relationship because we may not have the funds necessary to complete a buy-out of the other partner or it may be difficult to locate a third-party purchaser for our interest. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
A significant portion of our assets are recorded at fair value as determined in good faith by our board of directors, with assistance from the Manager and the Sub-Manager and, as a result, there will be uncertainty as to the value of our assets.
Our financial statements are prepared using the specialized accounting principles of Accounting Standards Codification Topic 946, Financial Services-Investment Companies, or ASC Topic 946, which requires us to carry our assets at fair value or, if fair value is not determinable based on transactions observable in the market, at fair value as determined by our board of directors. For most of our assets, market prices are not readily available. As a result, we value these assets monthly at fair value as determined in good faith by our board of directors based on input from the Manager, the Sub-Manager and the independent valuation firm.
Our board of directors is ultimately responsible for the determination, in good faith, of the fair value of our assets. The determination of fair value is subjective, and the Manager and the Sub-Manager have a conflict of interest in assisting our board of directors in making this determination. Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for the methodologies to be used to estimate the fair value of our assets for purposes of our net asset value calculation. Our board of directors makes this determination on a monthly basis and any other time when a decision is required regarding the fair value of our assets. Our board of directors has retained an independent valuation firm to assist the Manager and the Sub-Manager in preparing their recommendations with respect to our board of directors’ determination of the fair values of assets for which market prices are not readily available. The types of factors that may be considered in determining the fair values of our assets include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the business’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Our net asset value could be adversely affected if the determinations regarding the fair value of our assets were materially higher than the values that we ultimately realize upon the disposal of such assets.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including, but not limited to, our ability to consummate transactions, the terms of any transactions that we complete, variations in the earnings and/or distributions paid by the businesses we make capital contributions and loans to, variations in the interest rates on loans we make, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We may experience fluctuations in our operating expenses.
We could experience fluctuations in our operating expenses due to a number of factors, including, but not limited to, changes in inflation and the flow on effects on prices generally, the terms of any transactions that we complete, changes in operating conditions, changes to our operating environment, changes in the perception of risk associated with operating these assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We will be exposed to risks associated with changes in interest rates.
To the extent we borrow to finance our assets, we will be subject to financial market risks, including changes in interest rates. As of the date of our prospectus, interest rates in the U.S. are near historic lows, which may increase our exposure to risks associated with rising interest rates. An increase in interest rates would make it more expensive to use debt for our financing needs.
When we borrow, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we employ those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates when we have floating-rate debt outstanding, our cost of funds may increase, which could reduce our net income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include borrowing at fixed rates or various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Tax
Shareholders may realize taxable income without cash distributions, and may have to use funds from other sources to fund tax liabilities.
Because we intend to be taxed as a partnership for U.S. federal income tax purposes, shareholders may realize taxable income in excess of cash distributions by us. There can be no assurance that we will pay distributions at a specific rate or at all. As a result, shareholders may have to use funds from other sources to pay their tax liability.
In addition, the payment of the annual distribution and shareholder servicing fees over time with respect to the Class T and Class D shares will be paid from cash distributions that would otherwise be distributable to the shareholders of Class T and Class D shares. Accordingly, the Class T and Class D shareholders will receive a lower cash distribution than the Class A, Class FA and Class I shareholders as a result of economically bearing our obligation to pay such fees. Additionally, since the management and incentive fees for the Non-founder shares are higher than the management and incentive fees for the Class FA shares, the non-founder shareholders will receive a lower cash distribution than the Class FA shareholders as a result of economically bearing a greater proportionate share of our obligation to pay such fees. Although the payment of such fees will be specially allocated to the class of shares that are bearing these fees, because the fees are not deductible expenses for tax purposes, the taxable income of the company allocable to the shareholders of the classes of shares that are bearing these fees may exceed the amount of cash distributions made to such shareholders.

If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income and distributions by us to shareholders would constitute dividend income taxable to such shareholders, to the extent of our earnings and profits.
Under Section 7704 of the Code, unless certain exceptions apply, a publicly traded partnership is generally treated and taxed as a corporation, and not as a partnership, for U.S. federal income tax purposes. A partnership is a publicly traded partnership if (i) interests in the partnership are traded on an established securities market or (ii) interests in the partnership are readily tradable on a secondary market or the substantial equivalent thereof. Applicable Treasury regulations (the “Section 7704 Regulations”) provide guidance with respect to such classification standards, and create certain safe harbor standards which, if satisfied, generally preclude classification as a publicly traded partnership. Failure to satisfy a safe harbor provision under the Section 7704 Regulations will not cause an entity to be treated as a publicly traded partnership if, taking into account all facts and circumstances, the partners are not readily able to buy, sell or exchange their interests in a manner that is comparable, economically, to trading on an established securities market.
While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in our circumstances, it is possible that we will not qualify to be taxable as a partnership for any particular year. Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Our LLC Agreement provides for certain restrictions on transferability and on our ability to repurchase shares intended to ensure that we qualify as a partnership for U.S. federal income tax purposes and that we are not taxable as a publicly traded partnership. Under our LLC Agreement, prior to a listing of our shares on a national securities exchange, no transfer of an interest may be made if it would result in our being treated as a publicly traded partnership. In addition, we may, without the consent of any shareholder, amend our LLC Agreement in order to improve, upon advice of counsel, our position in avoiding such publicly traded partnership status (and we may impose time-delay and other restrictions on recognizing transfers as necessary to do so).
If we were treated as a publicly traded partnership for U.S. federal income tax purposes, we would nonetheless remain taxable as a partnership if 90% or more of our income for each taxable year in which we were a publicly traded partnership consisted of “qualifying income” and we were not required to register under the Investment Company Act (the “qualifying income exception”). Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Although there is no direct authority regarding whether activities similar to those conducted by us could be treated as a financial business for this purpose, the Internal Revenue Service, or the IRS, has privately ruled that interest income on loans made to subsidiaries and not to customers in connection with a banking or other financing business is qualifying income for purposes of the publicly traded partnership rules. Although private letter rulings are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings, such authority may nonetheless provide valuable indications of the IRS’s views on specific issues. In addition, to the extent that we invest in levered loans through “controlled foreign corporations” (each, a “CFC”), as discussed in “Certain U.S. Federal Income Tax Consequences-Investments in Non-U.S. Corporations,” we intend to currently distribute any Subpart F inclusions and treat such Subpart F inclusions as qualifying income for purposes of the qualifying income exception. Since our gross income will largely consist of dividend and interest income from our subsidiaries, we expect to satisfy the qualifying income exception. However, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.
If, for any reason, we become taxable as a corporation for U.S. federal income tax purposes, our items of income and deduction would not pass through to our shareholders and our shareholders would be treated for U.S. federal income tax purposes as shareholders in a corporation. We would be required to pay income tax at corporate rates on our net income. Distributions by us to shareholders would constitute dividend income taxable to such shareholders, to the extent of our earnings and profits, and the payment of these distributions would not be deductible by us. Although the recently enacted Tax Cuts and Jobs Act reduced regular corporate rates from 35% to 21%, our failure to qualify as a partnership for U.S. federal income tax purposes could have a material adverse effect on us, our shareholders and the value of the shares.
The IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the shares if the IRS does not accept the assumptions or conventions utilized by us.
Although we are not a publicly traded partnership, given the large number of investors we anticipate will invest in us, we expect to apply conventions relevant to publicly traded partnerships. U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. We apply certain assumptions and conventions intended to comply with the intent of the rules and report income, gain, deduction, loss and credit to shareholders in a manner that reflects each shareholder’s economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable rules. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to shareholders.
If we do not make an election under Section 754 of the Code, a subsequent transferee of our shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.
We intend to make an election to adjust asset basis under Section 754 of the Code, however, there is no guarantee that we will make such an election. Such an election is irrevocable without the consent of the IRS. If no such election is made, there will generally be no adjustment to the basis of our assets upon a subsequent transferee’s acquisition of our shares, even if the purchase price for those shares is greater than the share of the aggregate tax basis of our assets attributable to those shares immediately prior to the acquisition. Consequently, upon a sale of an asset by us, gain allocable to a shareholder could include built-in gain in the asset existing at the time such subsequent shareholder purchased the shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
Changes in tax laws and regulations may have an adverse effect on our business, financial condition and result of operations and have a negative impact on our shareholders.
The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our shareholders may be enacted. We and our shareholders could be adversely affected by any such change in, or any new, tax law, regulation or interpretation. Prospective investors should consult their tax advisors regarding the potential changes in tax laws.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Manager and Sub-Manager are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings
As of December 31, 2018, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
From time to time, we and individuals employed by us may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. In addition, our business and the businesses of the Manager, the Sub-Manager and the Managing Dealer are subject to extensive regulation, which may result in regulatory proceedings. Legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our common shares, therefore, there is a risk that a shareholder may not be able to sell our shares at a time or price acceptable to the shareholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in this prospectus, we will adjust the offering price per share of any of the classes of our shares, effective five business days after such determination is published, to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date.
Since our Registration Statement went effective and through December 31, 2018, we sold shares on a continuous basis at the following prices through our Public Offering:

	Public Offering Price per Share
Effective Date (1)	Class A	Class T	Class D	Class I
3/7/2018	$27.32	$26.25	$25.00	$25.00
4/27/2018	27.46	26.38	25.13	25.13
5/25/2018	27.50	26.41	25.16	25.23
6/26/2018	27.41	26.43	25.26	25.23
7/27/2018	27.73	26.69	25.41	25.40
8/24/2018	28.51	27.46	26.12	26.13
9/27/2018	28.74	27.70	26.28	26.35
10/25/2018	28.72	27.67	26.20	26.34
11/23/2018	28.69	27.64	26.11	26.33
12/26/2018	28.87	27.84	26.23	26.52

(1)	Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
During the period ended December 31, 2018, we sold 3,258,260 Class FA shares under the Private Placement for net proceeds of approximately $81.5 million. During the year ended December 31, 2017, we were capitalized through the sale of 8,000 Class FA shares to the Manager and Sub-Manager for net proceeds of approximately $0.2 million and during the year ended December 31, 2018, we sold 587,000 shares ($14.7 million in net proceeds) to the Manager and Sub-Manager or affiliates thereof. See Note 5. “Related Party Transactions” and Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information related to the Private Placement. Class FA shares are no longer offered for sale and are not offered for sale in the Public Offering.
Share Repurchase Program
Beginning no later than the end of March 2019, and at the discretion of our board of directors, we intend to commence a quarterly share repurchase program, pursuant to which we will conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date generally will be the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the share repurchase program. If we determine to repurchase shares, the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of our aggregate net asset value per calendar quarter and up to 10% of our aggregate net asset value per calendar year. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan in the previous quarter. Our share repurchase program will include numerous restrictions that limit an investor’s ability to sell their shares. Our share repurchase program will also include certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
Holders
As of March 15, 2019, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	431
A	192
T	27
D	63
I	113
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
We will not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the annual distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in our Public Offering will be allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
Performance Graph
Not applicable.
Use of Proceeds
On March 7, 2018, the Registration Statement covering the Public Offering, of up to $1,100,000,000 of shares, was declared effective under the Securities Act. The Public Offering commenced on March 7, 2018, and is currently expected to terminate on or before March 7, 2020, unless extended by our board of directors.
Through CNL Securities Corp., the Managing Dealer for the Public Offering, we are offering to the public on a best efforts basis up to $1,000,000,000 of shares consisting of Class A shares, Class T shares, Class D shares and Class I shares.
We are also offering up to $100,000,000 of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan.

The following table presents the net offering proceeds received from our Public Offering through December 31, 2018:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	592,411
Aggregate amount sold (3)	$15,948,593
Payment of underwriting compensation (4)	(471,850)	$(471,850)	$—
Net offering proceeds to the issuer	$15,476,743

(1)
Represents direct or indirect payments to directors or officers of the Company, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of shares of the Company; and to affiliates of the Company.

(2)
We are also offering up to $100,000,000 of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan.

(3)
Excludes approximately $0.1 million (3,844 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, and approximately $81.5 million (3.2 million shares) of unregistered Class FA shares sold in the Private Placement.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

Item 6.	Selected Financial Data
The following selected financial data for the period from February 7, 2018 (commencement of operations) to December 31, 2018 and as of December 31, 2018 and 2017 is derived from our financial statements which have been audited by Ernst & Young, LLP and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Statement of Operations data:
Investment income	$6,792,445
Operating expenses
Total operating expenses	3,792,847
Expense support	(389,774)
Net operating expenses	3,403,073
Net investment income	3,389,372
Net change in unrealized appreciation on investments	5,725,661
Net increase in net assets resulting from operations	$9,115,033
Per share data:
Net asset value(1)
Class FA shares	$26.65
Class A shares	26.44
Class T shares	26.54
Class D shares	26.23
Class I shares	26.55
Net investment income(2)	$1.00

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Distributions declared(3)
Class FA shares	$1.03
Class A shares	0.91
Class T shares	0.60
Class D shares	0.58
Class I shares	0.89
Other data:
Total investment return based on net asset value after incentive fee per share
Class FA shares	10.88%
Class A shares	9.56%
Class T shares	7.94%
Class D shares	6.19%
Class I shares	9.90%
Number of portfolio companies at period end	2
Purchases of investments	$76,774,339

	December 31, 2018	December 31, 2017
Statement of Assets and Liabilities data:
Total assets	$104,253,134	$200,000
Total liabilities	$1,423,324	$—
Total net assets	$102,829,810	$200,000

(1)	The per share calculation for net asset value is based on shares outstanding as of the end of the period. All other per share calculations were derived by using weighted average shares outstanding.

(2)
Net investment income includes expense support of approximately $0.11 per share for the period from February 7, 2018 (commencement of operations) to December 31, 2018. See Note 5. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for further discussion of expense support.

(3)
Distributions declared per share amounts presented are based on shares outstanding from the later of (1) February 7, 2018 (commencement of operations) or (2) the date of the first investor for the respective share class, through the period presented. The first investors for Class FA, Class A, Class T, Class D and Class I shares purchased their shares in February 2018, April 2018, May 2018, June 2018 and April 2018, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Annual Report. In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7 have the same meaning as in Item 1. “Business” unless otherwise defined herein.
Overview
CNL Strategic Capital, LLC is a limited liability company that primarily seeks to acquire and grow durable, middle-market businesses. We are externally managed by the Manager, CNL Strategic Capital Management, LLC, an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged the Sub-Manager, Levine Leichtman Strategic Capital, LLC, a registered investment advisor, under a sub-management agreement pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC.

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
We seek to acquire businesses that are highly cash flow generative with annual revenues primarily between $25 million and $250 million. Our business strategy is to acquire controlling equity interests in combination with debt positions in middle-market U.S. companies. In doing so, we seek to provide long-term capital appreciation and current income, while protecting invested capital. In addition and to a lesser extent, we may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of our total assets.
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
In October 2016, we confidentially submitted a registration statement on Form S-1 with the SEC in connection with the proposed offering of shares of our limited liability company interests (the “Public Offering” and together with the Private Placement, the “Offerings”). On March 7, 2018, our Registration Statement was declared effective by the SEC and we began offering $1,000,000,000 of shares under the Public Offering, as further described below under “Our Common Shares Offering–Public Offering.” Through our Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares. See Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our Offerings.
Our Common Shares Offering
Private Placement
We offered through the Private Placement up to $85 million of Class FA shares and up to $115 million of Class A shares (one of the classes of shares that constitute Non-founder shares) on a best efforts basis, which meant that the Placement Agent in connection with the Private Placement used its best efforts but was not required to sell any specific amount of shares. On February 7, 2018, we commenced operations when we met our minimum offering requirement of $80 million in Class FA shares under the Private Placement and we issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares issued in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to the Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager. The Class FA shares and Class A shares in the Private Placement were offered for sale only to persons that were “accredited investors,” as that term is defined under the Securities Act, and Regulation D promulgated thereunder. No Class A shares were sold under the Private Placement.
We did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. We incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.7 million based on actual amounts raised through the Private Placement. These organization and offering costs related to the Private Placement had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”

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
During the period from March 7, 2018 (the date our Registration Statement became effective) through December 31, 2018, we received net proceeds from our Public Offering of approximately $15.5 million, including $0.1 million received through our distribution reinvestment plan. As of December 31, 2018, the Public Offering price was $28.87 per Class A share, $27.84 per Class T share, $26.23 per Class D share and $26.52 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding our Public Offering.
Through December 31, 2018, we had incurred selling commissions and dealer manager fees of $0.5 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through December 31, 2018 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of $0.2 million based on actual amounts raised through our Public Offering as of December 31, 2018. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”
In January, February and March 2019, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of January 29, 2019, February 28, 2019 and March 29, 2019, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective January 29, 2019:
Public Offering Price, Per Share	$28.90	$27.86	$26.23	$26.55
Selling Commissions, Per Share	1.74	0.84	—	—
Dealer Manager Fees, Per Share	0.72	0.48	—	—
Effective February 28, 2019:
Public Offering Price, Per Share	28.78	27.75	26.07	26.44
Selling Commissions, Per Share	1.73	0.83	—	—
Dealer Manager Fees, Per Share	0.72	0.49	—	—
Effective March 29, 2019
Public Offering Price, Per Share	28.89	27.86	26.15	26.57
Selling Commissions, Per Share	1.74	0.84	—	—
Dealer Manager Fees, Per Share	0.72	0.48	—	—
Portfolio and Investment Activity
In October 2017, we entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc (“Lawn Doctor”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the amended merger agreement and the exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of the Sub-Manager (the “Exchange Agreement”), we acquired an equity interest of approximately 63.9% in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien note to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, we own approximately 62.9% of the outstanding equity in Lawn Doctor on an undiluted basis. As of December 31, 2018, the cost basis of our investments in Lawn Doctor was approximately $30.5 million for our common equity investment and $15.0 million for our debt investment.

In October 2017, we entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform Holdings Inc. (“Polyform”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, we acquired an equity interest of approximately 87.1% in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. As of December 31, 2018, the cost basis of our investments in Polyform was approximately $15.6 million for our common equity investment and $15.7 million for our debt investment.
The debt investments in the form of a second lien secured note issued to Lawn Doctor and in the form of a first lien secured note issued to Polyform as described above accrue interest at a per annum rate of 16.0%. Each loan will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of December 31, 2018, Lawn Doctor and Polyform were in compliance with our debt covenants.
As of December 31, 2018, our investment portfolio included four distinct investment positions comprised of the following:

	As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%
Senior secured debt - second lien	15,000,000	15,000,000	18.2%
Total senior debt	30,700,000	30,700,000	37.2%
Equity	46,074,339	51,800,000	62.8%
Total investments	$76,774,339	$82,500,000	100.0%
As of December 31, 2018, the weighted average yield on our debt portfolio was 16.0%.
Lawn Doctor
Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing.
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
During the year ended December 31, 2018, Lawn Doctor acquired a controlling interest in Mosquito Hunters LLC (“Mosquito Hunters”). Mosquito Hunters franchises the right to operate businesses that provide mosquito and pest control services through regular spraying applications and follow-up maintenance and do so under the trademark MOSQUITO HUNTERS®.
Polyform
Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers. We believe Polyform is well-regarded for its high quality, comprehensive line of polymer clays, clay molds, children kits, wax-base clays, non-dry clays, clay tools and accessories. Polyform’s strong brand recognition, unique product attributes and strong customer network have earned it one of the leading market share positions in the polymer clay segment within the United States. Polyform estimates that its products are available in approximately 16,000 retail locations through its major customers, plus many other locations through independent retailers. Products are shipped directly to 48 countries worldwide.
See Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments.

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
Summarized Net Income to Adjusted EBITDA Reconciliations
Lawn Doctor

Period February 7, 2018 (1) through December 31, 2018
Net income attributable to common stockholders (GAAP)	$290,564
Interest and debt related expenses	3,903,985
Depreciation and amortization	2,222,246
Income tax expense	16,913
Adjusted EBITDA (non-GAAP)	$6,433,708
Polyform

Period February 7, 2018 (1) through December 31, 2018
Net loss (GAAP)	$(939,033)
Interest and debt related expenses	2,630,199
Depreciation and amortization	1,469,250
Non-recurring fair value acquisition adjustment	438,000
Income tax recovery	(159,000)
Transaction related expenses (2)	313,895
Adjusted EBITDA (non-GAAP)	$3,753,311

(1)	February 7, 2018 is the date we acquired the portfolio companies.

(2)	Transaction related expenses are non-recurring.

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
As of December 31, 2018 and December 31, 2017, we had approximately $21.7 million and $0.2 million of cash and cash equivalents, respectively.
We raised approximately $97.0 million in net proceeds (3.9 million shares) during the period February 7, 2018 (commencement of operations) through December 31, 2018 under our Offerings, which included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described above under “Our Common Shares Offering,” and approximately $0.1 million (3,844 shares)

raised through our distribution reinvestment plan. As of December 31, 2018, we had approximately 946 million common shares available for sale through our Public Offering.
During the period February 7, 2018 (commencement of operations) through December 31, 2018, we generated cash flows primarily from interest earned on our debt investments and distributions from our equity investments. We used approximately $74.4 million of the cash proceeds from our Private Placement to purchase our initial businesses. We also paid distributions to our shareholders, as described under “Distributions” below.
Distributions
During the period from February 7, 2018 (commencement of operations) through December 31, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates. Our board of directors declared 43 weekly distributions starting March 7, 2018 through and including December 28, 2018, totaling approximately $3.5 million, of which approximately $3.06 million was paid to shareholders and $0.10 million was reinvested through the distribution reinvestment plan during the period February 7, 2018 (commencement of operations) through December 31, 2018, and approximately $0.36 million was paid and $0.03 million was reinvested in January 2019. See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional information, including weekly distributions declared per share for each share class.
Our board of directors began to declare cash distributions to shareholders based on monthly record dates beginning in January 2019 and we pay such distributions on a monthly basis. Shareholders may elect to reinvest their distributions as additional common shares under our distribution reinvestment plan. Our shareholders will be taxed on their allocable share of income, even if their distributions are reinvested in additional shares of our common shares and even if no distributions are made.
Cash distributions declared during the period presented were funded from the following sources noted below:

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,389,372	96.3%
Distributions in excess of net investment income(2)	128,930	3.7%
Total distributions declared(3)	$3,518,302	100.0%

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $389,774 for the period from February 7, 2018 (commencement of operations) to December 31, 2018, all of which was due from the Manager and Sub-Manager as of December 31, 2018. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

(2)	Consists of offering proceeds for the period presented.

(3)
Includes $126,625 of distributions reinvested pursuant to our distribution reinvestment plan, of which $26,789 was reinvested in January 2019 with the payment of distributions declared in December 2018.

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions on Class T shares and Class D shares will be lower than distributions on Class A, Class FA and Class I shares because we are required to pay ongoing annual distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in the primary offering. Additionally, distributions on the Non-founder shares may be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding distributions, including a discussion of the sources of funds used to pay distributions on a GAAP basis for the periods presented.
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
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the annual distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Public Offering will be allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
Share Repurchase Program
Beginning no later than the end of March 2019, and at the discretion of our board of directors, we intend to commence a quarterly share repurchase program, pursuant to which we will conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date generally will be the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the share repurchase program. If we determine to repurchase shares, the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of our aggregate net asset value per calendar quarter and up to 10% of our aggregate net asset value per calendar year. Our share repurchase program will include numerous restrictions that limit an investor’s ability to sell their shares. Our share repurchase program will also include certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan in the previous quarter. See “Distribution Reinvestment Plan” below. At the sole discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of assets as of the end of the applicable period to repurchase shares.
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
As of December 31, 2018, the fair value of our investment portfolio totaled approximately $82.5 million. Our investments at December 31, 2018 consisted of two debt investments and two equity investments. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the period from February 7, 2018 (commencement of operations) through December 31, 2018.
The following is a summary of our operating results for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Total investment income	$6,792,445
Total operating expenses	(3,792,847)
Expense support	389,774
Net investment income	3,389,372
Net change in unrealized appreciation on investments	5,725,661
Net increase in net assets resulting from operations	$9,115,033
Investment Income
Investment income consisted of the following for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Interest income	$4,616,133
Dividend income	2,176,312
Total investment income	$6,792,445
As of December 31, 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of December 31, 2018, all of our debt investments had fixed rate interest. Interest income for the period February 7, 2018 (commencement of operations) through December 31, 2018 was approximately $4.6 million, of which approximately $4.5 million was generated from our debt investments and approximately $0.1 million was generated from interest earned on cash and cash equivalents.
During the period from February 7, 2018 (commencement of operations) through December 31, 2018, we received dividend income of approximately $2.2 million, from our equity investments.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of investments that we expect to result from existing cash and cash equivalents, potential borrowings and an expected increase in capital available for investment using proceeds from our Public Offering.
Operating Expenses
Our operating expenses for the period from February 7, 2018 (commencement of operations) through December 31, 2018 were as follows:

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Organization and offering expenses	$933,598
Base management fees	722,233
Total return incentive fees	1,015,228
Professional services	510,197
Director fees and expenses	173,756
General and administrative expenses	168,810
Custodian and accounting fees	140,242
Insurance expenses	122,009
Annual distribution and shareholder servicing fees	6,774
Total operating expenses	3,792,847
Expense support	(389,774)
Net expenses	$3,403,073
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include general and administrative, custodian and accounting fees, professional services, base management fees, total return incentive fees, and annual distribution and shareholder servicing fees. We expect these variable operating expenses to increase either in connection with the growth in our asset base (base management fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).
Organization and Offering Expenses
Organization expenses are expensed on our statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our Offerings, are capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We expensed organization and offering expenses of approximately $0.9 million during the period from February 7, 2018 (commencement of operations) through December 31, 2018.
Base Management Fee
Our base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares, 2% of the product of (x) our average gross assets and (y) the ratio of non-founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital and (ii) for the Founder shares, 1% of the product of (x) our average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. We incurred base management fees of approximately $0.7 million during the period from February 7, 2018 (commencement of operations) through December 31, 2018.
Total Return Incentive Fee
The Manager and Sub-Manager are also eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We will accrue (but not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and will perform a final reconciliation at completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement. We incurred total return incentive fees of approximately $1.0 million during the period from February 7, 2018 (commencement of operations) to December 31, 2018.
Annual Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive an annual distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share. We incurred annual distribution and shareholder servicing fees of $6,774 during the period from February 7, 2018 (commencement of operations) to December 31, 2018.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offset operating expenses. From February 7, 2018 (commencement of operations) through December 31, 2018, expense support totaled approximately $0.4 million and the full amount was due from the Manager and Sub-Manager as of December 31, 2018. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of December 31, 2018.
Net Change in Unrealized Appreciation
During the period February 7, 2018 (commencement of operations) through December 31, 2018, net unrealized appreciation on investments consisted of the following:

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Unrealized appreciation	$5,725,661
Unrealized depreciation	—
Total net unrealized appreciation	$5,725,661
Unrealized appreciation of approximately $5.7 million as of December 31, 2018, primarily pertained to our investment in the equity of Lawn Doctor.  Such unrealized appreciation is based on the current fair value of such investment as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, Lawn Doctor’s strong performance in comparison to budgeted results for the year, future growth prospects of Lawn Doctor, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A. “Risk Factors.”
Net Assets
Net assets increased approximately $102.6 million during the period from February 7, 2018 (commencement of operations) through December 31, 2018. The most significant increase in net assets during such period was attributable to capital transactions of approximately $97.0 million, including the issuance of Class FA shares resulting in net proceeds of approximately $81.5 million from our Offerings. Additionally, during such period, our operations resulted in an increase in net assets of approximately $9.1 million. These increases in net assets were partially offset by distributions to shareholders of approximately $3.5 million during such period.
Our shares are illiquid investments for which there currently is no secondary market. Investors should not expect to be able to resell their shares regardless of how we perform. If investors are able to sell their shares, they will likely receive less than their purchase price. Our net asset value and annualized returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results.
Hedging Activities
As of December 31, 2018, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Contractual Obligations
We have entered into the Management Agreement with the Manager and the Sub-Management Agreement with the Manager and the Sub-Manager pursuant to which the Manager and the Sub-Manager are entitled to receive a base management fee and reimbursement of certain expenses. Certain incentive fees based on our performance are payable to the Manager and the Sub-Manager after our performance thresholds are met. Each of the Manager and the Sub-Manager is entitled to 50% of the base management fee and incentive fees, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement. We have also entered into the Administrative Services Agreement with the Administrator and the Sub-Administration Agreement with the Administrator and the Sub-Administrator pursuant to which the Administrator and the Sub-Administrator will provide us with administrative services and are entitled to reimbursement of expenses for such services. For a discussion of the compensation we pay in connection with the management of our business, see Note 5. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.”
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
Critical Accounting Policies and Use of Estimates
Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Note 2. “Significant Accounting Policies” of Item 8. “Financial Statements and Supplementary Data.” Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.
Basis of Presentation
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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

Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2018, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.
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
U.S. Federal Income Taxes
We believe that we are properly characterized as a partnership for U.S. Federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S Federal income tax at the entity level.
Impact of Recent Accounting Pronouncements
See Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” for a summary of the impact of any recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares.
Credit Risk
We expect to encounter credit risk relating to (i) the businesses and other assets we acquire and (ii) our ability to access the debt markets on favorable terms. We will seek to mitigate this risk by deploying a comprehensive review and asset selection process, including worst case analysis, and careful ongoing monitoring of our acquired businesses and other assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are currently structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by rising interest rates. We may also invest in floating interest rate debt investments in the future.
We had not borrowed any money as of December 31, 2018. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2018, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data
CNL Strategic Capital, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company) as of December 31, 2018 and 2017, including the consolidated schedule of investments as of December 31, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Charlotte, North Carolina
March 19, 2019

CNL Strategic Capital, LLC
Consolidated Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017
Assets
Investments at fair value (amortized cost of $76,774,339 and $—, respectively)	$82,500,000	$—
Cash and cash equivalents	21,667,867	199,683
Deferred offering expenses	14,434	317
Prepaid expenses and other assets	70,833	—
Total assets	104,253,134	200,000
Liabilities
Net due to related parties (Note 5)	782,282	—
Distributions payable	358,186	—
Accounts payable and other accrued expenses	282,856	—
Total liabilities	1,423,324	—
Commitments and contingencies (Note 9)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value 50,000,000 shares authorized and unissued	—	—
Common shares, $0.001 par value 3,400,000 Class FA shares authorized; 3,266,260 and 8,000 shares issued and outstanding, respectively	3,266	8
Common shares, $0.001 par value 94,660,000 Class A shares authorized; 192,388 shares issued and outstanding as of December 31, 2018	192	—
Common shares, $0.001 par value 662,620,000 Class T shares authorized; 31,452 shares issued and outstanding as of December 31, 2018	31	—
Common shares, $0.001 par value 94,660,000 Class D shares authorized; 122,889 shares issued and outstanding as of December 31, 2018	123	—
Common shares, $0.001 par value 94,660,000 Class I shares authorized; 249,526 shares issued and outstanding as of December 31, 2018	250	—
Capital in excess of par value	97,229,217	199,992
Distributable earnings	5,596,731	—
Total Members’ Equity	$102,829,810	$200,000

Net assets, Class FA shares	$87,061,758	$200,000
Net assets, Class A shares	5,086,607	—
Net assets, Class T shares	834,576	—
Net assets, Class D shares	3,222,865	—
Net assets, Class I shares	6,624,004	—
Total Members’ Equity	$102,829,810	$200,000
See notes to consolidated financial statements.

CNL Strategic Capital, LLC
Consolidated Statement of Operations

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Investment Income
Interest income	$4,616,133
Dividend income	2,176,312
Total investment income	6,792,445
Operating Expenses
Organization and offering expenses	933,598
Base management fees	722,233
Total return incentive fees	1,015,228
Professional services	510,197
Director fees and expenses	173,756
General and administrative expenses	168,810
Custodian and accounting fees	140,242
Insurance expenses	122,009
Annual distribution and shareholder servicing fees	6,774
Total operating expenses	3,792,847
Expense support	(389,774)
Net expenses	3,403,073
Net investment income	3,389,372
Net change in unrealized appreciation on investments	5,725,661
Net increase in net assets resulting from operations	$9,115,033

Common shares per share information:
Net investment income	$1.00
Net increase in net assets resulting from operations	$2.68
Weighted average number of common shares outstanding	3,404,903

See notes to consolidated financial statements.

CNL Strategic Capital, LLC
Consolidated Statement of Changes in Net Assets

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Operations:
Net investment income	$3,389,372
Net change in unrealized appreciation on investments	5,725,661
Net increase in net assets resulting from operations	9,115,033
Distributions to shareholders:
Class FA	(3,364,900)
Class A	(21,184)
Class T	(9,032)
Class D	(39,313)
Class I	(83,873)
Net decrease in net assets resulting from distributions to shareholders	(3,518,302)
Capital share transactions:
Issuance of shares of common shares through Private Placement and Public Offering	96,933,243
Issuance of shares of common shares through distribution reinvestment plan	99,836
Net increase in net assets resulting from capital share transactions	97,033,079
Total increase in net assets	102,629,810
Net assets at beginning of period	200,000
Net assets at end of period	$102,829,810
See notes to consolidated financial statements.

CNL Strategic Capital, LLC
Consolidated Statement of Cash Flows

For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Operating Activities:
Net increase in net assets resulting from operations	$9,115,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(74,374,339)
Net change in unrealized appreciation on investments	(5,725,661)
Amortization of deferred offering expenses	668,846
Increase in net due to related parties	782,282
Increase in accounts payable and other accrued expenses	282,856
Increase in deferred offering expenses	(682,963)
Increase in prepaid expenses and other assets	(70,833)
Net cash used in operating activities	(70,004,779)
Financing Activities:
Proceeds from issuance of common shares	94,533,243
Distributions paid, net of distributions reinvested	(3,060,280)
Net cash provided by financing activities	91,472,963
Net increase in cash and cash equivalents	21,468,184
Cash and cash equivalents, beginning of period	199,683
Cash and cash equivalents, end of period	$21,667,867
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$99,836
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$358,186
Offering costs	$66,894
Non-cash contribution from an affiliate of the Sub-Manager	$2,400,000
Non-cash purchase of investments	$(2,400,000)
As described further in Note 3. “Investments” and Note 5. “Related Party Transactions” to the consolidated financial statements, the approximate $77 million purchase price to acquire the investments in the portfolio companies was partially funded using the $2.4 million non-cash contribution from an affiliate of the Sub-Manager.
See notes to consolidated financial statements.

CNL Strategic Capital, LLC
Consolidated Schedule of Investments
As of December 31, 2018

Company (1)		Industry	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Note – First Lien–15.2%
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Note – Second Lien–14.6%
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Notes						$30,700,000	$30,700,000

Equity–50.4%
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	$15,598,788	$15,600,000
Lawn Doctor	(2)	Commercial and Professional Services			7,746	30,475,551	36,200,000
Total Equity						$46,074,339	$51,800,000

TOTAL INVESTMENTS–80.2%	(3)					$76,774,339	$82,500,000
OTHER ASSETS IN EXCESS OF LIABILITIES–19.8%							20,329,810
NET ASSETS–100.0%							$102,829,810

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of December 31, 2018, the Company owned a controlling interest in this portfolio company.

(3)
As of December 31, 2018, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $6.6 million. The aggregate cost of securities for Federal income tax purposes was approximately $75.9 million.

See notes to consolidated financial statements.

CNL Strategic Capital, LLC
Notes to Financial Statements

1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. The Company has engaged the Manager under a management agreement (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of the Company’s activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment advisor, under a sub-management agreement (the “Sub-Management Agreement”) pursuant to which the Sub-Manager is responsible for the day-to-day management of the Company’s assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC.
The Company seeks to acquire businesses that are highly cash flow generative with annual revenues primarily between $25 million and $250 million. The Company’s business strategy is to acquire controlling equity interests in combination with debt positions in middle-market U.S. companies. In doing so, the Company seeks to provide long-term capital appreciation and current income, while protecting invested capital. In addition, and to a lesser extent, the Company may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. The Company expects that these positions will comprise a minority of its total assets.
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
2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary for the fair presentation of financial results as of and for the periods presented.
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

Principles of Consolidation
Under ASC Topic 946, “Financial Services—Investment Companies” (“ASC Topic 946”) the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds debt and equity investments. All intercompany account balances and transactions have been eliminated in consolidation.
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
Organization and Offering Expenses
Organization expenses are expensed on the Company’s statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statement of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
Annual Distribution and Shareholder Servicing Fees
Under the Public Offering, the Company pays annual distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the annual distribution and shareholder servicing fees, which accrue daily, in its statement of operations as they are incurred.

Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, organization and offering expenses, annual distribution and shareholder servicing fees, expense support and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such fees are attributable to the particular share classes, as determined by the Company’s board of directors, the Company’s governing agreements and, in certain cases, expenses which are specifically identifiable to a specific share class.
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
Distributions
In March 2018, the Company’s board of directors began to declare cash distributions to shareholders based on weekly record dates and such distributions were paid on a monthly basis one month in arrears. Effective with distributions declared in January 2019, the Company’s board of directors began to declare distributions based on monthly record dates and such distributions are expected to be paid on a monthly basis one month in arrears. Distributions are made on all classes of the Company’s shares at the same time.
The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Non-founder shareholders participating in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees. Cash distributions paid on Founder shares participating in the distribution reinvestment plan are reinvested in additional shares of Class A shares.
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
No provision has been made for income taxes since the individual shareholders are responsible for their proportionate share of the Company’s taxable income.
Under U.S. GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized.
The Company has analyzed its tax positions taken on Federal income tax returns for all open tax years (tax years ended December 31, 2018 and 2017), and has concluded that no provision for income tax is required in the Company’s financial statements. The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2018 and 2017, the Company did not incur any interest or penalties.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) which reduces U.S. corporate income tax rats, creates a territorial tax system, allows for immediate expensing of certain qualified property, provides other tax related incentives and includes various base-broadening provisions.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement,” which eliminates certain disclosures, including the amounts of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level

3 fair value measurements. Additionally, ASU 2018-13 modifies certain disclosure requirements and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted. The Company early adopted this ASU effective December 31, 2018. The adoption of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
In August 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require a company using investment company accounting to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments for all filings was on or after November 5, 2018. The Company has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements.
3. Investments
In October 2017, the Company entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc. (“Lawn Doctor”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the amended merger agreement and the exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of the Sub-Manager (the “Exchange Agreement”), the Company acquired an equity interest of approximately 63.9% in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien note to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in Lawn Doctor by certain members of Lawn Doctor’s senior management team, the Company owns approximately 62.9% of the outstanding equity in Lawn Doctor on an undiluted basis. As of December 31, 2018, the cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of a common equity investment and $15.0 million of a debt investment.
In October 2017, the Company entered into a merger agreement with PFHI Merger Sub, Inc., a wholly owned subsidiary of the Company, and Polyform Holdings, Inc. (“Polyform”). The merger agreement was amended on February 6, 2018. On February 7, 2018, pursuant to the terms of the merger agreement, the Company acquired an equity interest of approximately 87.1% in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. As of December 31, 2018, the cost basis of the Company’s investments in Polyform was approximately $15.6 million of a common equity investment and $15.7 million of a debt investment.
The debt investments in the form of a second lien secured note to Lawn Doctor and in the form of a first lien secured note to Polyform, as described above, accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of December 31, 2018, Lawn Doctor and Polyform were in compliance with the Company’s debt covenants.
As of December 31, 2018, the Company’s investment portfolio is summarized as follows:

	As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%	15.2%
Senior secured debt - second lien	15,000,000	15,000,000	18.2	14.6
Total senior debt	30,700,000	30,700,000	37.2	29.8
Equity	46,074,339	51,800,000	62.8	50.4
Total investments	$76,774,339	$82,500,000	100.0%	80.2%
As of December 31, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2018 were as follows:

Industry	As of December 31, 2018
Hobby Goods and Supplies	37.9%
Commercial and Professional Services	62.1
Total	100.0%

Geographic Dispersion(1)	As of December 31, 2018
United States	100.0%
Total	100.0%

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at December 31, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the period from February 7, 2018 (the date the Company acquired the initial businesses) to December 31, 2018, and summarized balance sheet data as of December 31, 2018:
Lawn Doctor
Summarized Operating Data

Period February 7, 2018 (1) through December 31, 2018
Revenues	$15,873,639
Expenses	(15,637,114)
Income before taxes	236,525
Income tax expense	(16,913)
Consolidated net income	219,612
Net loss attributable to non-controlling interest	70,952
Net income attributable to LD Parent, Inc.	$290,564
Summarized Balance Sheet Data

As of December 31, 2018
Current assets	$6,347,092
Non-current assets	$94,024,715
Current liabilities	$4,342,064
Non-current liabilities	$50,312,347
Non-controlling interest	$(40,952)
Stockholders’ equity	$45,758,348
Polyform
Summarized Operating Data

Period February 7, 2018 (1) through December 31, 2018
Revenues	$13,953,762
Expenses	(15,051,795)
Loss before income taxes	(1,098,033)
Income tax recovery	159,000
Net loss	$(939,033)

Summarized Balance Sheet Data

As of December 31, 2018
Current assets	$5,481,783
Non-current assets	$29,977,677
Current liabilities	$963,823
Non-current liabilities	$18,530,624
Stockholders’ equity	$15,965,013
 (1) February 7, 2018 is the date the Company acquired the portfolio companies.
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2018:

	As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000
Equity	—	—	51,800,000	51,800,000
Total investments	$—	$—	$82,500,000	$82,500,000
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2018 were as follows:

December 31, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	51,800,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,500,000

(1)
Discount rates are relative to the enterprise value of the portfolio companies and are not the market yields on the associated debt investments. Unobservable inputs were weighted by the relative fair value of the investments.

(2)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

The preceding table represents the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following table provides reconciliation of investments for which Level 3 inputs were used in determining fair value for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	5,725,661	5,725,661
Fair value balance as of December 31, 2018	$30,700,000	$51,800,000	$82,500,000
Change in net unrealized appreciation in investments held as of December 31, 2018 (1)	$—	$5,725,661	$5,725,661

(1)	Included in net change in unrealized appreciation on investments in the consolidated statement of operations.
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
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.6 million during the period from February 7, 2018 (commencement of operations) to December 31, 2018.
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
Annual Distribution and Shareholder Servicing Fee — Under the Public Offering, beginning in May 2018, the Company began paying the Managing Dealer an annual distribution and shareholder servicing fee, subject to certain limits, with respect to its

Class T and Class D shares (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The annual distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the annual distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The annual distribution and shareholder servicing fees is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under each of the Private Placement and Public Offering, the Company will reimburse the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Placement and (B) 1.5% of the cumulative gross proceeds from the Public Offering. As of December 31, 2018, the Company had incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.9 million in organization and offering costs based on actual amounts raised through its Offerings, of which $0.07 million was payable as of December 31, 2018. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.8 million on behalf of the Company in connection with the Public Offering (exceeding the 1.5% limitation) as of December 31, 2018. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the Founder shares, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and will be payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets reflects changes in the fair market value of the Company’s assets, which does not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. Average Adjusted Capital of an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. “Adjusted Capital” is defined as cumulative proceeds generated from sales of our shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class. The Company incurred base management fees of approximately $0.7 million during the period from February 7, 2018 (commencement of operations) through December 31, 2018, of which approximately $0.1 million was payable as of December 31, 2018.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The total return incentive fee is based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company accrues (but does not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and performs a final reconciliation and make required payments at completion of each calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Total Return to Shareholders” for any calendar quarter is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of such calendar quarter end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” means the Total Return to Shareholders specifically attributable to each particular share class of Non-founder shares or Founder shares, as applicable.
The total return incentive fee for each share class is calculated as follows:

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

•
For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ending December 31, 2018, the High Water Mark was $24.75.

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
The Company incurred total return incentive fees of approximately $1.0 million during the period from February 7, 2018 (commencement of operations) to December 31, 2018, all of which was payable as of December 31, 2018. The total return incentive fee is payable annually in arrears.
Reimbursement to Manager and Sub-Manager for Operating Expenses — The Company reimburses the Manager and the Sub-Manager and their respective affiliates for certain operating costs and expenses of third parties incurred in connection with their provision of services to the Company, including fees, costs, expenses, liabilities and obligations relating to the Company’s activities, acquisitions, dispositions, financings and business, subject to the terms of the Company’s limited liability company agreement, the Management Agreement, the Sub-Management Agreement and the Expense Support and Conditional Reimbursement Agreement (as defined below). The Company will not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for the benefit of the Company.
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Expense Support amount is borne equally by the Manager and the Sub-Manager and is calculated as of the last business day of the calendar year. Beginning on February 7, 2018 and continuing until the Expense Support and Conditional Reimbursement Agreement is terminated, the Manager and Sub-Manager shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management

Agreement or the Sub-Management Agreement, as applicable, to the Manager or the Sub-Manager. The Company recorded expense support due from the Manager and Sub-Manager of approximately $0.4 million during the period from February 7, 2018 (commencement of operations) to December 31, 2018, all of which was due from the Manager and Sub-Manager as of December 31, 2018.
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), the Company uses such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions (the “Conditional Reimbursements”) as described further in the Expense Support and Conditional Reimbursement Agreement. The Company’s obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement.
Related party fees and expenses incurred during the period from February 7, 2018 (commencement of operations) through December 31, 2018 are summarized below:

Related Party	Source Agreement & Description	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Managing Dealer	Managing Dealer Agreement: Commissions	321,905
	Dealer Manager Fees	149,945
	Annual distribution and shareholder servicing fees	6,774
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)	948,032
	Base management fees (1)	722,233
	Total return incentive fees (1)	1,015,228
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(389,774)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	160,291

(1)	Expenses subject to Expense Support.
The following table presents amounts due from (to) related parties as of December 31, 2018:

December 31, 2018
Due from related parties:
Expense Support	$389,774
Total due from related parties	389,774
Due to related parties:
Organization and offering expenses	(66,894)
Base management fees	(78,967)
Total return incentive fee	(1,015,228)
Reimbursement of third-party operating expenses	(9,101)
Annual distribution and shareholder servicing fees	(1,866)
Total due to related parties	(1,172,056)
Net due to related parties	$(782,282)
There were no amounts due from (to) related parties as of December 31, 2017 because the Company had not raised the minimum amount to commence operations.
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

6. Distributions
The following table reflects the total distributions declared during the period from February 7, 2018 (commencement of operations) through December 31, 2018:

Distribution Period(1)	Distributions Declared	Distributions Reinvested (3)	Cash Distributions Net of Distributions Reinvested
First Quarter 2018 (4 record dates)	$302,841	$2,299	$300,542
Second Quarter 2018 (13 record dates)	1,026,590	19,766	1,006,824
Third Quarter 2018 (13 record dates)	1,059,027	35,556	1,023,471
Fourth Quarter 2018 (13 record dates)(2)	1,129,844	69,004	1,060,840
	$3,518,302	$126,625	$3,391,677

(1)	Weekly distributions declared per share for each share class were:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - December 28, 2018	0.024038	0.024038	0.019231	0.021635	0.024038

(2)	Distributions declared for the four record dates in December 2018 were paid in January 2019.

(3)	Includes distributions reinvested in January 2019 of $26,789.
The sources of declared distributions on a GAAP basis were as follows:

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,389,372	96.3%
Distributions in excess of net investment income(2)	128,930	3.7%
Total distributions declared	$3,518,302	100.0%

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $389,774 for the period from February 7, 2018 (commencement of operations) to December 31, 2018, all of which was due from the Manager and Sub-Manager as of December 31, 2018. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the period presented.
The Company’s board of directors began to declare cash distributions to shareholders based on monthly record dates (instead of weekly record dates) effective with distributions declared with a record date in January 2019. In December 2018, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 30, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares and $0.104167 per share for Class I shares.
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
Public Offering
Once the Registration Statement became effective on March 7, 2018, the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts but is not required to sell any specific amount of shares. The Public Offering had a minimum offering requirement of $2 million in shares under the Private Placement or the Public Offering. As of February 7, 2018, the Company had met the minimum offering requirement of $80.0 million in Class FA shares under the Private Placement. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. The initial per share Public Offering price was $27.32 per Class A share, $26.25 per Class T share, $25.00 per Class D share and $25.00 per Class I share. There are differing selling fees and commissions for each class. The Company will also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2018, the Public Offering price was $28.87 per Class A share, $27.84 per Class T share, $26.23 per Class D share and $26.52 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees per share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Public Offering.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings for the period ended December 31, 2018:

	For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A	190,046	5,435,093	(430,953)	5,004,140	2,342	60,639	192,388	5,064,779	26.33
Class T	31,432	861,000	(40,897)	820,103	20	510	31,452	820,613	26.09
Class D	121,797	3,160,000	—	3,160,000	1,092	28,533	122,889	3,188,533	25.95
Class I	249,136	6,492,500	—	6,492,500	390	10,154	249,526	6,502,654	26.06
	3,850,671	$97,405,093	$(471,850)	$96,933,243	3,844	$99,836	3,854,515	$97,033,079	$25.17

(1)	Amounts exclude distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

(2)
The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the Private Placement. The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through its Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

8. Concentrations of Risk
As of December 31, 2018 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total investment income or assets:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	51.4%	49.1%
Polyform	46.5%	30.0%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity in August 2023. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations which would impact its ability to make distributions to shareholders.
9. Commitment & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2018, the Company was not involved in any legal proceedings.
10. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the period from February 7, 2018 (commencement of operations) to December 31, 2018. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Period Ended
	3/31/2018 (1)	6/30/2018	9/30/2018	12/31/2018	12/31/2018
Total investment income	$728,216	$2,023,986	$1,951,024	$2,089,219	$6,792,445
Net investment income	302,841	1,004,472	1,021,691	1,060,368	3,389,372
Net change in unrealized appreciation on investments	524,449	928,424	3,317,000	955,788	5,725,661
Net increase in net assets resulting from operations	827,290	1,932,896	4,338,691	2,016,156	9,115,033
Net investment income per share	0.09	0.31	0.30	0.29	1.00
Net increase in net assets resulting from operations per share
Class FA	0.25	0.58	1.30	0.55	2.68
Class A	N/A	0.66	1.22	0.47	2.35
Class T	N/A	0.36	1.19	0.43	1.98
Class D	N/A	0.17	1.07	0.31	1.55
Class I	N/A	0.67	1.25	0.52	2.44
Net asset value per share at end of period:
Class FA	25.16	25.43	26.41	26.65	26.65
Class A	N/A	25.37	26.28	26.44	26.44
Class T	N/A	25.42	26.36	26.54	26.54
Class D	N/A	25.41	26.20	26.23	26.23
Class I	N/A	25.40	26.34	26.55	26.55

(1)	The Company commenced operations on February 7, 2018.

11. Financial Highlights
The following is a schedule of financial highlights of the Company attributed to each class of shares for the period from February 7, 2018 (commencement of operations) through December 31, 2018.

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income (loss), before expense support(2)	0.93	(1.26)	(0.11)	0.02	0.06
Expense support(2)(3)	0.08	1.74	0.52	—	0.69
Net investment income(2)	1.01	0.48	0.41	0.02	0.75
Net realized and unrealized gains(2)(4)	1.67	1.87	1.57	1.53	1.69
Net increase resulting from investment operations	2.68	2.35	1.98	1.55	2.44
Distributions to shareholders(5)	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net decrease resulting from distributions to shareholders	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net Asset Value, End of Period	$26.65	$26.44	$26.54	$26.23	$26.55

Net assets, end of period	$87,061,758	$5,086,607	$834,576	$3,222,865	$6,624,004
Average net assets(6)	$83,797,239	$562,185	$385,874	$1,732,979	$2,381,673
Shares outstanding, end of period	3,266,260	192,388	31,452	122,889	249,526
Total investment return based on net asset value before total return incentive fee(7)	11.72%	9.56%	7.94%	6.80%	9.90%
Total investment return based on net asset value after total return incentive fee(7)	10.88%	9.56%	7.94%	6.19%	9.90%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	2.87%	18.09%	6.15%	4.86%	6.68%
Total operating expenses before expense support	4.00%	19.62%	7.34%	5.92%	8.40%
Total operating expenses after expense support	3.66%	13.02%	5.37%	5.92%	5.75%
Net investment income before total return incentive fee(9)	4.73%	1.81%	1.55%	1.15%	2.87%
Net investment income	3.94%	1.81%	1.55%	0.09%	2.87%

(1)
The net asset value as of the beginning of the period is based on the price of shares sold, net of any sales load, to the initial investor of each respective share class. All Class FA shares were sold at the same per share amount. The first investors for Class A, Class T, Class D and Class I shares purchased their shares in April 2018, May 2018, June 2018 and April 2018, respectively.

(2)
The per share amounts presented are based on weighted average shares outstanding from the later of (1) February 7, 2018 (commencement of operations) or (2) the date of the first investor for the respective share class, through the period presented.

(3)
Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year. As of December 31, 2018, Class D shares were not subject to any expense support. Refer to Note 5. “Related Party Transactions” for additional information.

(4)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales of the Company’s shares in relation to fluctuating fair values for the portfolio investments.

(5)
The per share amounts presented are based on shares outstanding from the later of (1) February 7, 2018 (commencement of operations) or (2) the date of the first investor for the respective share class, through the period presented. See Note 6. “Distributions” for further information on the sources of distributions.

(6)	The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.

(7)
Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

(8)	Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the period February 7, 2018 through December 31, 2018, all of the total return incentive fees for Class A, Class T, and Class I shares were covered by expense support and approximately 30% of the total return incentive fee for Class FA shares were covered by expense support. None of the total return incentive fees for Class D shares were covered by expense support.

12. Subsequent Events
In January, February and March 2019, the Company’s board of directors declared monthly cash distributions on the outstanding shares of all classes of common shares of record on February 27, 2019, March 28, 2019 and April 29, 2019, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, and $0.014167 per share for Class I shares.
In January, February and March 2019, the Company’s board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of January 29, 2019, February 28, 2019 and March 29, 2019, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective January 29, 2019:
Public Offering Price, Per Share	$28.90	$27.86	$26.23	$26.55
Selling Commissions, Per Share	1.74	0.84	—	—
Dealer Manager Fees, Per Share	0.72	0.48	—	—
Effective February 28, 2019:
Public Offering Price, Per Share	28.78	27.75	26.07	26.44
Selling Commissions, Per Share	1.73	0.83	—	—
Dealer Manager Fees, Per Share	0.72	0.49	—	—
Effective March 29, 2019
Public Offering Price, Per Share	28.89	27.86	26.15	26.57
Selling Commissions, Per Share	1.74	0.84	—	—
Dealer Manager Fees, Per Share	0.72	0.48	—	—
During the period January 1, 2019 through March 15, 2019, the Company received additional net proceeds from its Public Offering and its distribution reinvestment plan of:

	Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	88,187	$2,530,099	$(201,563)	$2,328,536	1,482	$39,130	89,669	$2,367,666	$26.40
Class T	13,284	370,000	(17,575)	352,425	55	1,488	13,339	353,913	26.53
Class D	9,733	255,000	—	255,000	1,227	32,096	10,960	287,096	26.19
Class I	100,966	2,674,500	—	2,674,500	790	20,933	101,756	2,695,433	26.49
	212,170	$5,829,599	$(219,138)	$5,610,461	3,554	$93,647	215,724	$5,704,108	$26.44

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Management’s Report on Internal Control Over Financial Reporting
We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2019 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2019.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2019.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2019.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

(i)	LD Parent, Inc.
Independent Auditor’s Report
Consolidated Balance Sheet as of December 31, 2018
Consolidated Statement of Operations for the Period from February 7, 2018 to December 31, 2018
Consolidated Statement of Changes in Stockholders’ Equity for the Period from February 7, 2018 to December 31, 2018
Consolidated Statement of Cash Flows for the Period from February 7, 2018 to December 31, 2018
Notes to Consolidated Financial Statements

(ii)    Polyform Holdings, Inc. and Subsidiary
Independent Auditor’s Report
Consolidated Balance Sheet as of December 31, 2018
Consolidated Statement of Operations for the Period from February 7, 2018 through December 31, 2018
Consolidated Statement of Changes in Stockholders’ Equity for the Period from February 7, 2018 through December 31, 2018
Consolidated Statement of Cash Flows for the Period from February 7, 2018 through December 31, 2018
Notes to Consolidated Financial Statements
Independent Auditor’s Report on Supplemental Information
Schedule of Operations for the Periods from January 1, 2018 through February 6, 2018 and from February 7, 2018 through December 31, 2018
(b)     Exhibits
The following exhibits are filed or incorporated as part of this report.

1.1	Form of Managing Dealer Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

1.3
Form of Distribution and Shareholder Servicing Plan of the Registrant (incorporated by reference to Exhibit 1.3 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

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

10.3	Form of Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

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

21.1*	List of Subsidiaries.

24.1	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the period from February 7, 2018 (commencement of operations) through December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Schedule of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

LD Parent, Inc.

Consolidated Financial Statements
Period February 7, 2018 to December 31, 2018

LD Parent, Inc.
Consolidated Financial Statements
Period February 7, 2018 to December 31, 2018

LD Parent, Inc.

Contents

Independent Auditor’s Report

Board of Directors
LD Parent, Inc.
Holmdel, NJ

We have audited the accompanying consolidated financial statements of LD Parent, Inc. and its Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period February 7, 2018 to December 31, 2018, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LD Parent, Inc. and its subsidiaries as of December 31, 2018, and the results of its operations and its cash flows for the period February 7, 2018 to December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

March 15, 2019

Consolidated Financial Statements

LD Parent, Inc.

Consolidated Balance Sheet

December 31,	2018
Assets
Current assets:
Cash and equivalents	$1,448,090
Restricted cash	50,000
Receivables from franchisees, net	2,777,770
Inventories, net	1,263,731
Income tax receivable	143,705
Prepaid expenses and other current assets	663,796
Total current assets	6,347,092
Non-current assets:
Property, plant and equipment, net	2,119,848
Intangible assets, net	51,060,489
Goodwill	37,507,174
Receivables from franchisees, net	3,322,782
Other assets	14,422
Total non-current assets	94,024,715
Total assets	$100,371,807
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$200,000
Accounts payable and accrued expenses	2,027,252
Due to seller	535,569
Other current liabilities	1,579,243
Total current liabilities	4,342,064
Non-current liabilities:
Long-term debt, net of current portion	19,380,725
Related party notes	18,000,000
Deferred income taxes	12,655,547
Other non-current liabilities	276,075
Total non-current liabilities	50,312,347
Total liabilities	54,654,411
Stockholders’ equity:
Parent Contribution	$45,758,348
Total LD Parent, Inc. stockholders’ equity	45,758,348
Non-controlling interest	(40,952)
Total stockholders’ equity	45,717,396
Total liabilities and stockholders’ equity	$100,371,807
See accompanying notes to consolidated financial statements.

LD Parent, Inc.

Consolidated Statement of Operations

For the Period	February 7, 2018 to December 31, 2018
Revenues:
Operating revenues	$13,550,855
Initial franchise fees	2,038,994
Interest, service charges and other income	283,790
Net revenues	15,873,639
Costs and expenses:
Operating and training	1,622,252
Manufacturing	2,128,776
Selling, general and administrative	8,002,218
Total expenses	11,753,246
Income from operations	4,120,393
Other expense:
Interest expense, net	3,903,985
Other income	(20,117)
Income before income taxes	236,525
Income taxes:
Income tax expense	(16,913)
Consolidated net income	219,612
Less: Net loss attributable to the non-controlling interest	(70,952)
Net income attributable to LD Parent, Inc.	$290,564
See accompanying notes to consolidated financial statements.

LD Parent, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Total Stockholders’ Equity
Balance, February 7, 2018	$—
Parent contributions	47,284,482
Parent distributions	(2,075,000)
Stock-based compensation expense	258,302
Net income	290,564
45,758,348
Non-controlling interest	(40,952)
Balance, December 31, 2018	$45,717,396
See accompanying notes to consolidated financial statements.

LD Parent, Inc.

Consolidated Statement of Cash Flows

For the Period	February 7, 2018 to December 31, 2018
Cash flows from operating activities:
Consolidated net income	$219,612
Adjustments to reconcile consolidated net income to net cash flows provided by operating activities:
Bad debt expense	137,895
Depreciation	139,735
Amortization	2,082,511
Deferred income taxes	(167,832)
Stock-based compensation expense	258,302
Amortization of debt issuance costs	49,225
Changes in operating assets and liabilities:
Receivables from franchisees	(1,059,447)
Inventories	(356,731)
Prepaid income taxes	(146,326)
Prepaid expenses and other current assets	(419,083)
Accounts payable and accrued expenses	1,518,821
Other current liabilities	(498,933)
Other liabilities	40,707
Net cash flows provided by operating activities	1,798,456
Cash flows from investing activities:
Acquisition	(65,418,482)
Purchases of property, plant and equipment	(149,407)
Purchase of ownership interest in Mosquito Hunter, LLC	(120,000)
Net cash flows used in investing activities	(65,687,889)
Cash flows from financing activities:
Parent contribution	27,686,482
Proceeds from long-term debt	20,000,000
Repayment for long-term debt	(200,000)
Payment of debt issuance costs	(268,500)
Proceeds from related party note	18,000,000
Parent distributions	(2,075,000)
Net cash flows provided by financing activities	63,142,982
Net decrease in cash and equivalents	(746,451)
Cash and equivalents, beginning of period	2,194,541
Cash and equivalents, end of period	$1,448,090
Supplemental cash flow information:
Interest paid	$3,852,165
Income taxes paid	336,596
Non-cash investing and financing activities:
Rollover equity in connection with the acquisition of business	$19,598,000
See accompanying notes to consolidated financial statements.

LD Parent, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business
LD Parent, Inc. (the “Company” or “LD Parent”) through its wholly-owned subsidiary Lawn Doctor, Inc., grants franchises to conduct lawn care/conditioning, tree/shrub care and pest control businesses throughout the United States, consisting of the sale of services and products authorized by the Company.

2.	Acquisitions
Acquisition of the Company
On December 22, 2011, Levine Leichtman Strategic Capital, LLC (“LLCP”) and certain members of management purchased 100% of the common stock in LD Parent, Inc. For financial statement purposes, LD Parent, Inc. contributed all of its acquired equity in the acquisition transaction to Lawn Doctor, Inc. via push-down accounting.

In October 2017, CNL Strategic Capital, LLC (“CNLSC”) entered into a merger agreement with LD Merger Sub, Inc., a wholly owned subsidiary of the Company, and LD Parent, Inc., the parent company of Lawn Doctor, Inc. The merger agreement was subsequently amended on February 7, 2018, pursuant to the terms of the merger agreement and an exchange agreement between the Company and the Leichtman-Levine Living Trust, an affiliate of Levine Leichtman Strategic Capital, LLC, the Sub-Manager (the “Exchange Agreement”), CNLSC acquired an approximately 62.9% equity interest in the Company from an affiliate of the Sub-Manager, through an investment consisting of common equity (cash funding) and a debt investment in the form of a secured second lien loan to Lawn Doctor. After the closing of the merger, the consummation of the equity contribution pursuant to the Exchange Agreement and subsequent purchases of common equity in the Company by certain members of the Company’s senior management team, CNLSC owns approximately 62.9% of the outstanding equity in Lawn Doctor.

The total consideration was $85,285,000 which was financed with cash proceeds of approximately $28,050,000, term loan financing of approximately $38,000,000 and rollover of management equity of approximately $19,598,000. In connection with the Acquisition, the Company incurred $314,000 in acquisition related costs. In accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations, acquisition related costs must be accounted for separately from the business combination and are not part of the consideration transferred. None of the intangible assets related to this acquisition, including goodwill, are tax deductible.

The allocation of the total consideration paid of the Company’s net tangible and identifiable intangible assets was based upon the estimated fair value, using available information at acquisition date, of those assets as of February 7, 2018. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The Company is in the process of finalizing its acquisition accounting, primarily the estimated fair value of deferred taxes, including limitations, if any, of acquired net operating loss carryforwards. Accordingly, the amounts recorded are provisional and subject to change.

Per the terms of the Agreement, the Company is not entitled to any tax refunds stemming the deduction of the transaction expenses incurred during the periods pre-dating February 7, 2018. At December 31, 2018 the Company recorded a Due to Seller Liability in the Consolidated Balance Sheet in the amount of $535,569.

LD Parent, Inc.

Notes to Consolidated Financial Statements
The following table presents the breakdown between purchase consideration and the allocation of the total purchase price (rounded to the nearest thousands):

Acquired tangible assets and liabilities:
Cash and cash equivalents	$2,245,000
Accounts receivable	5,179,000
Inventory	907,000
Property and equipment	2,148,000
Other assets	528,000
Assumed liabilities	(16,222,000)
Net tangible liabilities	(5,215,000)
Identifiable intangible assets:
Leasehold interest	193,000
Systems-in-place	6,800,000
Trademark	11,900,000
Franchisee relationships	34,100,000
Goodwill	37,507,000
Total Purchase Consideration	$85,285,000

The Company estimated the fair value of property and equipment and intangible assets using the income, cost and market approaches to value the related assets. Identifiable assets are amortized over their estimated useful life.

For financial statement purposes, CNLSC contributed all of its acquired equity in the acquisition transaction to LD Parent, Inc. via push-down accounting.

Acquisition of Mosquito Hunters, LLC
On April 20, 2018, the Company acquired an 80% interest in Mosquito Hunters, LLC ("Mosquito Hunters"). The Company has been able to expand their services in the pest industry as a result of this acquisition. As the Company has effective control in significant decision-making areas, the Company includes Mosquito Hunters in its consolidated financial statements.

Non-controlling interests in consolidated subsidiaries are required to be classified as a separate component of equity in the consolidated balance sheets and the amounts of net income and comprehensive income attributable to the non-controlling interests are included in consolidated net income on the face of the Consolidated Statement of Operations.

The accounts of Mosquito Hunters have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $(40,952) at December 31, 2018, respectively. Included in the period ended December 31, 2018 consolidated statements is $(70,952), of the non-controlling interest profit allocation due to the related partial ownership of Mosquito Hunters.

3.	Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of LD Parent include the accounts of Lawn Doctor, Inc. and its wholly-owned subsidiaries and Mosquito Hunters, LLC (collectively the "Company"). The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and accounts have been eliminated in consolidation.

LD Parent, Inc.

Notes to Consolidated Financial Statements
Revenue Recognition
Operating revenues consist of service fees derived from franchises ("Service Fees"), revenues from sales type leases of lawn care equipment, sales of parts and equipment to such franchisees and certain advertising agency revenues. Service fees from franchises are recorded as revenue when earned. Revenue from sales of parts and equipment are recognized upon shipment.

Initial franchise fees are recognized when the Company has performed all significant services, satisfied all conditions of sale and collection is reasonably assured. Commissions paid on initial franchise fees are deferred and charged to expense upon recognition of the initial fee.

Interest income related to notes receivable and loans receivable is recorded as revenue when earned (and collection is reasonably assured) in accordance with the interest method.

Receivables from Franchisees
Receivables from franchises are recorded at net realizable value. The Company provides an allowance for doubtful accounts for franchisees based on the aging of each franchisee's total receivables, unless, in the opinion of management, estimated net realizable value requires a further allowance. The Company monitors the business operations of new and existing franchises to ascertain that its policies continue to provide an appropriate allowance for receivables and financed franchise fees.

The Company provides franchisees with an option to finance initial franchise fees over a period of up to 96 months with interest at 12% per annum. Additionally, the Company has converted accounts receivable from certain franchisees to notes receivable. These financing arrangements entered into during the period February 7, 2018 to December 31, 2018 were $988,685. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying consolidated balance sheets. As of December 31, 2018, $2,778,609 was outstanding of which $672,468 was classified as a current asset.

The Company provides an estimated allowance for doubtful receivables on any notes and related interest with delinquent installments of more than six months. The Company ceases accrual of interest when the Company can no longer assert that the likelihood of collection is probable.

The Company leases equipment to its franchisees with an option to pay in full upon execution of the lease or finance over 60, 72 or 84 months depending on the type of equipment. Interest is not to exceed 1.5% per month and the Company recognizes the imputed interest over the term of the lease. The Company records these leases as a sales-type lease in accordance with ASC 840. Leased equipment is recorded in receivables from franchisees in the accompanying consolidated balance sheets. As of December 31, 2018, $1,613,904 was outstanding of which $397,263 was classified as a current asset. As of December 31, 2018, the Company recorded $402,012 as unearned interest of which $125,937 was classified within other current liabilities. Unearned interest beyond one year is recorded in long-term other liabilities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

LD Parent, Inc.

Notes to Consolidated Financial Statements
Shipping Costs
Costs to ship products to franchisees are expensed to manufacturing expenses as incurred. The Company recorded shipping costs of $114,415 for the period February 7, 2018 to December 31, 2018.
Cash and Equivalents
The Company considers money market funds and all other highly liquid debt instruments purchased with original maturity of three months or less to be cash equivalents.
Concentration of Credit Risk
The Company maintains its cash balances in a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

No one franchise or vendor exceeded 10% of the Company’s sales or purchases for the period February 7, 2018 to December 31, 2018.

No one franchise or vendor exceeded 10% of the Company’s accounts receivable or payables at December 31, 2018.
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Parts and materials are evaluated annually by management for net realizable value and obsolescence. At December 31, 2018, the reserve for inventory was $16,790.
Property, Plant and Equipment
Property and equipment acquired in connection with the acquisition are stated at fair value, at the date of acquisition, less accumulated depreciation. Other property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives, which approximate 39 years for building, 5 to 7 years for furniture, fixtures and other equipment and 3 to 5 years for software and transportation equipment. Improvements to leasehold property are amortized on the straight-line method over the shorter of the asset life and remaining lease term.
Goodwill and Intangible Assets
As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued ASU 2011-08 which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In conjunction with management’s annual review of goodwill, the Company adopted the new guidance and concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There were no impairments for the period February 7, 2018 to December 31, 2018.

LD Parent, Inc.

Notes to Consolidated Financial Statements
Indefinite and Finite Lived Intangibles
In accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), indefinite lived intangible assets are recorded at cost and are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Intangible assets which have finite useful lives are amortized using the straight-line method over their useful lives and consist of customer relationships, developed technology, know-how, and a non-compete. Finite lived intangible asset amortization expense was $2,082,511 for the period February 7, 2018 to December 31, 2018.

Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

Long-lived Assets
The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not have any long-lived assets impairment indicators during the year.

Debt Issuance Costs
Costs related to financing are being capitalized and amortized straight line, which approximates the effective interest method, over the term of the related debt facilities. Debt issuance costs were $268,500 as of December 31, 2018 and are presented as a reduction to long-term debt in the Consolidated Balance Sheet. Amortization of deferred financing costs for the period February 7, 2018 to December 31, 2018 was $49,225 and is recorded in interest expense in the Consolidated Statement of Operations.

Income Taxes
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.
The Company recognizes a tax benefit from an uncertain position only if it is more likely than not the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. As of December 31, 2018, there was no impact to the financial statements relating to accounting for uncertainty in income taxes.
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, introduced significant changes to U.S. income tax law that had a meaningful impact on the Company’s provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. While the measurement period under SAB 118 is now closed, The Company may in future periods need to further refine the Company's U.S. federal and state calculations, related to the Act, as the taxing authorities provide additional guidance and clarification.

LD Parent, Inc.

Notes to Consolidated Financial Statements
Fair Value Measurements
Fair value is a market-based measurement, which is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for fair value measurements include the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•
Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar asset or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and mode-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s material financial instruments at December 31, 2018, for which disclosure of estimated value is required by certain accounting standards, consisted primarily of cash, receivables from franchisees, accounts payable, accrued expenses, and debt. The carrying value of the term loan approximates fair value due to the variable interest rate associated with this financial instrument. The subordinated debt agreement has a fixed interest rate.

Business Acquisitions
The Company accounts for business combinations in accordance with ASC 805 Business Combinations. ASC 805 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Assets acquired and liabilities assumed of the acquired company are recorded at their fair value at the date of acquisitions.

Advertising Expenses
The Company expenses its advertising costs the first time the advertising takes place. All advertising costs are expensed as incurred. Total advertising expense recorded in selling, general, and administrative expense within the Consolidated Statement of Operations was $281,421 for the period February 7, 2018 to December 31, 2018.
The Company incurs regional advertising costs, which are repaid weekly by franchisees based upon their cash receipts. The balances are reported as prepaid or accrued expenses at year-end.

LD Parent, Inc.

Notes to Consolidated Financial Statements
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its consolidated financial statements. The Company will adopt the new standard utilizing the modified retrospective transition method and is in the process of determining the effect of the standard on its ongoing financial reporting and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for reporting periods, interim and annual, beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact, if any, it will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to debt repayment or extinguishment costs, settlement of zero-coupon debt instruments or debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. This update will become effective for all annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows: Restricted Cash (Topic 230) (“Update”). This update was issued in November of 2016 and clarifies the diversity in practice as to how cash and restricted cash are presented in the cash flow statement. It applies when cash and cash equivalents and restricted cash and cash equivalents are shown as separate lines on the statement of financial position. The update states that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when recording the beginning of the period and end of the period total amounts shown on the statement of cash flows. This Update is effective for the fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.

LD Parent, Inc.

Notes to Consolidated Financial Statements
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. This update will become effective for all annual periods beginning after December 15, 2018 and the amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Private companies that have adopted the private company alternative for goodwill but not the private company alternative to subsume certain intangible assets into goodwill are permitted, but not required, to adopt the amendments in this update without having to justify preferability of the accounting change if it is adopted on or before the effective date. Entities that are adopting the amendments in this update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of costs. The ASU specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This standard is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.

LD Parent, Inc.

Notes to Consolidated Financial Statements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements removing the requirements to disclosure amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. In addition, it modified certain disclosures related to Level 3 fair value measurements and added additional disclosures regarding the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This update is effective for the Company’s annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of fiscal year 2020. The Company does not anticipate this update to have a material impact on its consolidated financial statements and related disclosures.

4.	Receivables from Franchisees

December 31,	2018
Amounts billed and currently receivable from franchisees	$1,982,253
Notes receivable from franchisees	672,468
Net investment in sales type leases	397,263
Less: Allowance for doubtful accounts	(274,214)
Current portion	2,777,770
Notes receivable from franchisees	2,106,141
Net investment in sales type leases	1,216,641
Noncurrent portion	3,322,782
$6,100,552

The Company wrote off uncollectible accounts totaling $137,895 for the period February 7, 2018 to December 31, 2018.

5.	Property, Plant and Equipment
Property, plant and equipment consist of the following:

December 31,	2018
Land	$440,304
Building	1,126,624
Furniture, fixtures and other equipment	376,766
Leasehold improvements	315,889
2,259,583
Less: accumulated depreciation	(139,735)
$2,119,848

Depreciation and amortization expense totaled $139,735 for the period February 7, 2018 to December 31, 2018.

LD Parent, Inc.

Notes to Consolidated Financial Statements

6.	Other Assets
Other assets are summarized as follows:

December 31,	2018
Security Deposits	$14,422

7.	Intangibles, net
Intangibles are summarized as follows:

December 31,	2018	Useful Life
Franchisee relationships	$34,100,000	15 years
Trade name	12,050,000	Indefinite
Systems-in-place	6,800,000	Indefinite
Leasehold interest	193,000	5.5 years
	53,143,000
Less: accumulated amortization	2,082,511
Intangibles, net	$51,060,489
Estimated future amortization expense of franchise relationships and leasehold interest at December 31, 2018 is as follows:

Years ending December 31,
2019	$2,308,424
2020	2,308,424
2021	2,308,424
2022	2,308,424
2023	2,308,424
2024 and thereafter	20,668,369
$32,210,489

8.	Borrowing Arrangements
Credit Agreements
On December 11, 2014, Lawn Doctor, Inc. entered into a Credit Agreement (“Credit Agreement”), extinguishing old indebtedness, consisting of a new $21,750,000 term loan as well as a $2,000,000 Revolving Loan Commitment with a new lender. The Credit Agreement and Revolving Loan Commitment mature on December 11, 2019 and are collateralized by substantially all assets of Lawn Doctor, Inc. and is guaranteed by the Company.

On February 7, 2018, in conjunction with the acquisition by CNLSC, the Company entered into an amendment to their Credit Agreement dated December 11, 2014. The amendment permitted the repayment of all of the outstanding principal amount of Subordinated Debt as of the date of the agreement, issuances up to $18,000,000 of subordinated second lien indebtedness, increase in the Term Loan by $6,000,000 and extended the maturity date to February 7, 2023. The amendment also contains revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. The Revolving Loan Commitment remained unchanged. The Revolving Loan Commitment is payable upon maturity on December 11, 2019. There were no outstanding borrowings under the revolving loan commitment at December 31, 2018. The Revolving Loan Commitment bears interest of 0.50% of the unfunded portion.

LD Parent, Inc.

Notes to Consolidated Financial Statements
The Credit Agreement is payable in quarterly principal installments of $50,000, commencing on March 31, 2018 until the maturity date on February 7, 2023, at which time the outstanding balance was to be due and payable. The Credit Agreement also provides for an annual mandatory prepayment of principal based on excess cash flow (as defined in the Credit Agreement). During the year ended December 31, 2018 the Company did not make a prepayment based on excess cash flow. The Credit Agreement also provides for the maintenance of certain financial ratios, including leverage and fixed charge ratios. At December 31, 2018, the Company was in compliance with all of its covenant requirements. At December 31, 2018, $19,800,000 was outstanding on the Credit Agreement.

The interest rate on the Credit Agreement varies depending if the Term Loan is a Base Rate Loan or a LIBOR Loan. At December 31, 2018, the Company elected to treat the Credit Agreement as a LIBOR Loan, which carried an effective interest rate of 4.50%.

Repayment of the Credit Agreement is as follows:

Years ending December 31,
2019	$200,000
2020	200,000
2021	200,000
2022	200,000
2023	19,000,000
$19,800,000

2018
Long-term debt	$19,800,000
Less: Current portion	200,000
Less: Deferred financing costs	219,275
Long-term debt, net	$19,380,725

Note Purchase Agreement
On February 7, 2018, in conjunction with the acquisition, the Company entered into a Note Purchase Agreement for an $18,000,000 aggregate principal amount of senior secured notes with related parties. The notes are subordinate to the Credit Agreement noted above. The notes contain an annual interest rate of 16% and mature on August 7, 2023. Payment of the notes is due in full on the maturity date. The Company may prepay the notes at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement are collateralized by substantially all assets of Lawn Doctor, Inc. and was guaranteed by the Company. The note purchase agreement contains certain restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. At December 31, 2018, the Company was in compliance with all of its covenant requirements. At December 31, 2018, $18,000,000 was outstanding on the Note Purchase Agreement with related parties.

LD Parent, Inc.

Notes to Consolidated Financial Statements

9.	Other Current Liabilities
Other current liabilities are summarized as follows:

December 31,	2018
Advertising Funds	$683,659
Franchisee Deposits	752,700
Unearned Interest	125,937
Other	16,947
$1,579,243

10.	Commitments and Contingencies
Operating Leases
The Company leases its manufacturing facility and certain automobiles from unrelated parties under non-cancellable operating leases which expire on various dates through 2023. Future minimum rental payments under these leases are as follows:

Years ending December 31,
2019	$247,487
2020	232,266
2021	217,860
2022	216,158
2023	124,719
$1,038,490

Total rent paid for facilities and equipment was $194,295 for the period February 7, 2018 to December 31, 2018.

Employment Agreement
The Company has an employment agreement with a key executive which provides for an annual base salary plus an incentive bonus which is payable upon the achievement of certain defined financial benchmarks. The agreement expired in December 2018 and was automatically renewed for an additional one year term. The agreement will continue to renew automatically for additional one year terms unless the agreement is earlier terminated by either party. The agreement also includes a non-compete clause should the employee be terminated under specific terms of the agreement.
Employee Benefit Plan
The Company has a 401(k) savings retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company on a pro rata basis. Contributions made to the plan by the Company, including fees, were approximately $71,351 for the period February 7, 2018 to December 31, 2018.
Litigation
The Company is party to various legal proceedings that arise in the normal course of business. In the present opinion of management, none of these proceedings, individually or in the aggregate, are likely to have a material adverse effect on the consolidated financial position or consolidated results of operations or cash flows of the Company. However, management cannot provide assurance that any adverse outcome would not be material to the Company’s consolidated financial position or consolidated results of operations or cash flows.

LD Parent, Inc.

Notes to Consolidated Financial Statements

11.	Related Party Transactions
See Note 8 for note purchase agreement with the stockholders of LD Parent.

12.	Income Taxes
Deferred income taxes result from timing differences in the recognition of income and expenses for income tax and financial reporting purposes.

Net deferred tax assets and liabilities are summarized as follows:

December 31,	2018
Employee compensation	$205,740
Accounts receivable	68,198
Inventory	4,176
Deferred tax assets	278,114
Property and equipment	(280,883)
Intangible property	(12,646,930)
Other	(5,848)
Deferred tax liabilities	(12,933,661)
Net deferred income tax liabilities	$(12,655,547)
A summary of current and deferred income taxes included in the consolidated statement of operations is as follows:

Period February 7, to December 31,	2018
Current:
Federal	$196,791
State	(12,046)
Current tax expense	184,745
Deferred:
Federal	(56,832)
State	(111,000)
Deferred benefit	(167,832)
Total tax expense	$16,913

The Company’s effective income tax rate for the period February 7, 2018 to December 31, 2018 reconciles with the federal statutory rate as follows:

Period February 7, to December 31,	2018
Federal statutory rate	21.0%
State income taxes, net of federal tax benefit	2.3
Non-deductible expenses	1.0
Return to provision adjustment	(20.3)
Other differences	3.1
Effective income tax rate on income before taxes	7.1%

The Company may be subject to examination by the Internal Revenue Service (IRS) as well as states for calendar year 2015 through 2018.  The Company has not been notified of any federal or state income tax examinations.

LD Parent, Inc.

Notes to Consolidated Financial Statements

13.	Stock-Based Compensation
Share Options
Stock Options are issued by LD Parent pursuant to its 2018 Stock Incentive Plan (“the Plan”). The related stock-based compensation is pushed down to its subsidiary and recorded by the Company. The Company follows ASC 718, Share-Based Payment, for recording stock-based compensation. The fair value of each time-based and performance-based option award is estimated on the date of grant using a Black-Scholes option pricing model. These options, along with performance based options, will be expensed when such events are deemed probable. Expected volatilities are based on historical volatility of an appropriate industry sector index and other factors. The expected term of options with fixed exercise prices is derived by using the midpoint between vesting and expiration as the expected term of the option grant which is permitted under the guidance. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were 1,369 stock options granted during the year ended December 31, 2018.
A summary of assumptions for is presented below:

2018
Expected volatility	23%
Expected term (years)	5
Expected dividend yield	—
Risk-free interest rate	1.81%

	Stock Options
	Number of stock option shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at February 7, 2018	—	$—	—	—	—
Granted	1,369	3,931	9.30	1,095	274
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2018	1,369	$3,931	9.30	1,095	274
The Company has time-based share-based compensation arrangements under the Plan, which vest over 5 years. In addition to time-based awards, the Company has performance-based awards which vest upon meeting certain financial metrics.
For the period ended December 31, 2018, the Company recorded expense of $258,302 in selling, general, and administrative expenses for stock-based compensation. Unamortized stock-based compensation at December 31, 2018 was $1,034,708.

14.	Subsequent Events
Management has reviewed and evaluated all events and transactions as of March 15, 2019, the date that the consolidated financial statements were available for issuance.

Polyform Holdings, Inc. and Subsidiary
Consolidated Financial Report
December 31, 2018

Polyform Holdings, Inc. and Subsidiary

Contents

Report Letter	100

Consolidated Financial Statements

Balance Sheet	101

Statement of Operations	102

Statement of Stockholders’ Equity	103

Statement of Cash Flows	104

Notes to Consolidated Financial Statements	105-114

Supplemental Information

Independent Auditor’s Report on Supplemental Information	116

Schedule of Operations	117

Independent Auditor's Report
To the Board of Directors
Polyform Holdings, Inc. and Subsidiary
We have audited the accompanying consolidated financial statements of Polyform Holdings, Inc. and Subsidiary (the "Company"), which comprise the consolidated balance sheet as of December 31, 2018 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 7, 2018 (date of inception) through December 31, 2018, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polyform Holdings, Inc. and Subsidiary as of December 31, 2018 and the results of their operations and their cash flows for the period from February 7, 2018 (date of inception) through December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Chicago, IL
March 13, 2019

Polyform Holdings, Inc. and Subsidiary

Consolidated Balance Sheet

December 31,
2018
Assets
Current Assets
Cash and cash equivalents	$ 827,646
Accounts receivable - Net	2,327,421
Inventory - Net (Note 5)	2,210,717
Prepaid expenses and other current assets	115,999
Total current assets	5,481,783
Property and Equipment - Net (Note 6)	791,223
Goodwill (Note 7)	7,094,308
Intangible Assets - Net (Note 7)	22,092,146
Total assets	$ 35,459,460
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$ 438,767
Accrued and other current liabilities:
Accrued compensation	322,093
Customer deposits and advances	7,552
Other accrued liabilities	195,411
Total current liabilities	963,823
Deferred Tax Liability (Note 11)	527,000
Long-term Stockholder Debt (Note 8)	18,003,624
Stockholders' Equity	15,965,013
Total liabilities and stockholders' equity	$ 35,459,460

See notes to consolidated financial statements. 101

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Operations
Period from February 7, 2018 through December 31, 2018

Net Sales	$13,953,762
Cost of Sales	8,021,897
Gross Profit	5,931,865
Operating Expenses	4,039,293
Operating Income	1,892,572
Nonoperating Expense
Foreign exchange loss	—
Interest expense	(2,630,199)
Other expense	(46,511)
Transaction related expenses	(313,895)
Total nonoperating expense	(2,990,605)
Loss - Before income taxes	(1,098,033)
Income Tax Recovery (Note 11)	(159,000)
Net Loss	$(939,033)

See notes to consolidated financial statements. 102

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

Period from February 7, 2018 through December 31, 2018

	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Issuance of common stock	$12	$17,904,034	$—	$17,904,046
Net loss	—	—	(939,033)	(939,033)
Dividends paid	—	(1,000,000)	—	(1,000,000)
Balances as of December 31, 2018	$12	$16,904,034	$(939,033)	$15,965,013

See notes to consolidated financial statements. 103

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

Period from February 7, 2018 through December 31, 2018

Cash Flows from Operating Activities
Net loss	$(939,033)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation	61,396
Amortization of intangible assets	1,407,854
Deferred income tax benefit	(159,000)
Changes in operating assets and liabilities which provided (used) cash:
Accounts payable	(13,085)
Inventory	251,765
Prepaid expenses and other assets	183,043
Accounts payable	131,010
Accrued and other liabilities	(235,110)
Net cash and cash equivalents provided by operating activities	688,840
Cash Flows from Investing Activities
Payment for business acquisitions - Net of cash acquired	(34,645,181)
Purchase of property and equipment	(123,683)
Net cash and cash equivalents used in investing activities	(34,768,864)
Cash Flows from Financing Activities
Proceeds from debt	18,003,624
Proceeds from issuance of common stock	17,904,046
Dividends paid	(1,000,000)
Net cash and cash equivalents provided in financing activities	34,907,670
Net Increase in Cash and Cash Equivalents	827,646
Cash and Cash Equivalents - Beginning of period	—
Cash and Cash Equivalents - End of period	$827,646
Supplemental Cash Flow Information
Cash paid for interest	$2,630,199

See notes to consolidated financial statements. 104

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 1 - Nature of Business
Polyform Holdings, Inc. and Subsidiary is composed of Polyform Holdings, Inc. (Holdings), a Delaware corporation and Polyform Products Company, Inc. (Products), a Delaware corporation (collectively, the “Company”). Polyform Holdings, Inc. is the sole stockholder of Polyform Products Company, Inc. The Company develops, manufactures, and markets various types of polymer clay products and tools for sale to customers primarily in the arts and crafts industry. Through its two primary brands, Sculpey and Premo!, the Company sells a comprehensive line of premium craft products to various retailers, distributors, and e-tailers worldwide.
Note 2 - Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, Products. All material intercompany accounts and transactions have been eliminated in consolidation.
Basis of Accounting
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents
The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.
Trade Accounts Receivable
Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for other accounts receivable based on historical loss experience. The allowance for doubtful accounts on accounts receivable balance was approximately $46,000 as of December 31, 2018.
Inventory
Inventories are measured at the lower of cost and net realizable value (NRV), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Cost is determined on the first-in, first-out (FIFO) method.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 2 - Significant Accounting Policies (Continued)
Property and Equipment
Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives. Costs of maintenance and repairs are charged to expense when incurred.
Goodwill
The recorded amounts of goodwill from business combinations are based on management’s estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition, February 7, 2018. Goodwill is not amortized, but rather is assessed for impairment at least on an annual basis.
No impairment charge was recognized during the period from February 7, 2018 through December 31, 2018. It is reasonably possible that management’s estimates of the carrying amount of goodwill will change in the near term.
Intangible Assets
Acquired intangible assets from the purchase of Polyform Products Company, Inc. are stated at cost and subject to amortization. The assets are amortized using the straight-line method over the estimated useful lives of the assets of 15 years. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.
Credit Risk and Major Customers
The Company extends trade credit to its customers on terms that are generally practiced in the industry. Five customers accounted for approximately 70 percent of accounts receivable as of December 31, 2018 and 56 percent of sales during the period from February 7, 2018 through December 31, 2018. Accounts receivable for these customers are considered current.
Revenue Recognition
The Company develops, manufactures, and markets various types of polymer clay products and tools for sale to customers primarily in the arts and crafts industry. The business is broken down into three major goods/service lines: Polymer clay, tools/accessories/molds and purchased clay.
The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. Substantially all of the contracts with customers require the delivery of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. Transfer of control is assessed based on the use of the product distributed and rights to payment for performance under the contract terms. Transfer of control and revenue recognition for substantially all of the Company’s sales occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms depend on the customer contract. An invoice for payment is issued at time of shipment and terms are generally net 30 days.
Under the typical payment terms, the customer will pay the fixed transaction price (Quantity X Price). Variable consideration is taken into account by using the expected value method. Historical allowances are used as a basis to calculate the discount from the fixed transaction price. The Company does not offer any warranties on its products.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 2 - Significant Accounting Policies (Continued)
The cost of discounts and rebates is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors including historical utilization and redemption rates. Substantially all cash incentives of this type are included in the determination of net sales. Incentives offered in the form of free product are included in the determination of cost of sales. The reserve for discounts and rebates is approximately $122,000 at December 31, 2018 and is presented net with accounts receivable on the consolidated balance sheet.
As a practical expedient, the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional performance obligation.
Shipping and Handling Costs
The Company records shipping and handling costs for the delivery of finished goods in operating expenses in the consolidated statement of operations. Total shipping and handling costs for the period from February 7, 2018 through December 31, 2018 were approximately $108,000.
Income Taxes
A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.
New Accounting Pronouncement
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which is the new comprehensive revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. The new guidance was effective for the Company for the period ended December 31, 2018. The Company elected to adopt the new guidance using the modified retrospective transition method for all contracts not completed as of the date of adoption. The Company determined adoption of the new guidance did not have a significant impact on the consolidated financial statements, and thus, there was no adjustment to the opening balance of retained earnings or goodwill as of the acquisition date. See the Revenue Recognition significant accounting policy above, and Note 4 for additional disclosures regarding the Company’s contracts with customers as well as the impact of adopting Topic 606.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 2 - Significant Accounting Policies (Continued)
The Company early adopted ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard simplifies the subsequent measurement of goodwill, requiring only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value, instead of the current two-step test. A qualitative assessment may still be completed first to determine if a quantitative impairment test is required. This new guidance was effective for the Company for the year ended December 31, 2020. The Company elected to early adopt the new guidance. The Company determined the adoption of the new guidance did not have an impact on the consolidated financial statements.
Upcoming Accounting Pronouncement
The Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Company’s year ending December 31, 2019 and will be applied using a modified retrospective transition method to either the beginning of the earlier period presented or the beginning of the year of adoption. The new lease standard is expected to have a significant effect on the Company’s financial statements as a result of the Company’s operating lease, as disclosed in Note 9, which will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.
Subsequent Events
The consolidated financial statements and related disclosures include evaluation of the events up through and including March 13 2018, which is the date the consolidated financial statements were available to be issued.
Note 3 - Business Combination
Polyform Holdings, Inc. was acquired on February 7, 2018. The results of operations of the acquired business have been included in the consolidated financial statements since February 7, 2018.
The total purchase price was approximately $35.6 million. The purchase price and acquisition related expenses were funded with approximately $17.9 million of equity and approximately $18.0 million in debt. There were 1,597.73 rollover shares of Class A voting common stock issued as part of the equity funding. The fair value of approximately $2.3 million for these shares was based on the per share price that other investors paid for their respective shares in connection with the acquisition. There was also approximately $2.3 million of debt rolled over as part of the debt funding.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 3 - Business Combination (continued)
Transaction costs related to the acquisition totaled approximately $314,000. These costs are included in non-operating expenses in the consolidated statement of operations and consist primarily of legal, appraisal and other professional service fees.
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed:

Cash	$ 949,000
Accounts receivable	2,314,000
Inventory	2,462,000
Property, plant and equipment	729,000
Prepaid and other assets	299,000
Identifiable intangible assets	23,500,000
Deferred tax liabilities	(686,000)
Accounts payable and accruals	(1,067,000)
Total identifiable net assets	28,500,000
Goodwill	7,094,000
Total	$ 35,594,000

The gross amount of accounts receivable recorded were approximately $2,360,000 of which approximately $46,000 is expected to be uncollectible.
The goodwill of approximately $7,094,000 arising from the acquisition consists largely of the existing workforce, market presence, and economies of scale expected from growth in the operations of the Company.
Note 4 - Revenue Recognition
The Company develops, manufactures, and markets various types of polymer clay products and tools for sale to customers primarily in the arts and crafts industry. The business is broken down into 3 major goods/service lines. Goods are transferred at a point in time.
The following economic factors affect the nature, amount, and timing of the Company’s revenue and cash flows as indicated:

•	Type of customers: Based on dollar amounts of revenue, the majority of the goods sold by the Company are sold to retailers. Sales to retailers, distributors, and e-tailers are highly seasonal.

•
Geographical location of customers: Sales of customers located within the United States represent a significant portion of the Company’s sales. Prices realized for international sales tend to be lower than price realized for U.S. sales.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 4 - Revenue Recognition (continued)
The following table shows revenue with customers by geographic location, major goods/service lines, and customer segments:

Period from February 7, 2018
Gross Sales	through December 31, 2018
Primary geographical markets:
North America	$12,699,546
All Other	1,915,637
Total	$14,615,182

Major goods/service lines:
Polymer and Purchased Clay	$13,415,040
Tools/Accessories/Molds	1,200,142
Total	$14,615,182

Customer segments:
Retailers	$8,730,138
Distributors	4,783,011
E-Tailers	1,102,034
Total	$14,615,183

Gross sales of $14,615,182 were reduced by $661,420 of customer returns, discounts and allowances from February 7, 2018 through December 31, 2018, to arrive at net sales of $13,953,762 reported in the consolidated statement of operations.
Note 5 - Inventory
Inventory at December 31 consists of the following:

2018
Raw materials	$1,069,123
Finished goods	1,141,594
$2,210,717

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 6 - Property and Equipment
Property and equipment at December 31 are summarized as follows:

		Depreciable
	2018	Life - Years
Leasehold improvements	$34,682	10-15
Machinery and equipment	719,061	2-10
Computer equipment and software	98,876	3-5
Total Cost	852,619
Accumulated depreciation	61,396
Net property and equipment	$791,223

Depreciation expense for the Company was approximately $61,000 for the period February 7, 2018 through December 31, 2018.
Note 7 - Acquired Intangible Assets and Goodwill
Intangible assets of the Company at December 31 are summarized as follows:

	2018
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Customer relationships	$15,100,000	$904,621
Trade name	6,100,000	365,443
Developed Technology	2,300,000	137,790
	$23,500,000	$1,407,854

Estimated amortization expense for each of the next five years is approximately $1,600,000 and $14,000,000 of total amortization expense thereafter.
The carrying amount of goodwill in 2018 was $7,094,308

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 8 - Long-term Debt
Long-term debt at December 31 consisted of the following:

2018
Senior secured loan to majority stockholders, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x	$15,700,000

Senior secured loan to minority stockholders, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x	2,303,624

Total	$18,003,624

As of December 31, 2018 Polyform is in compliance with the above mentioned financial covenants.
There are no principal payments due on the above mention debt, except for the outstanding balance at maturity on August 7, 2023.
Interest expense for the period February 7, 2018 through December 31, 2018 was approximately $2,630,000 and was paid entirely to related parties consisting of the majority and minority shareholders.
Note 9 - Operating Leases
The Company currently leases a building of approximately 58,200 square feet from Store Capital Inc., a third party. Polyform is the only tenant of the building, which is comprised of 5,500 square feet for offices and 52,700 square feet for manufacturing/warehousing. The operating lease was entered into in April 2017 and expires in April 2032 with base annual rent payments of $315,000 and is subject to annual inflationary increases, not to exceed 2% a year.

2019	$350,000
2020	350,000
2021	350,000
2022	350,000
2023	350,000
Thereafter	2,450,000
Total	$4,200,000

Rent payments for the period February 7, 2018 to December 31, 2018 totaled $287,325.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 10 - Capital Stock
As of December 31, 2018, 40,000 shares of Class A voting common stock, par value of $0.001 per share and 10,000 shares of Class B non-voting common stock, par value of $0.001 per share were authorized for the Company. As of December 31, 2018, there were 12,417.75 shares of Class A voting common stock issued and outstanding. There were no shares of Class B non-voting common stock issued or outstanding.
Dividends are applied as follows: retained earnings would first be reduced to zero (but not below zero), and then additional paid-in-capital would be reduced (but not below zero). If the additional paid-in-capital has been fully exhausted, the excess would be reported as a debit in a section in the statement of stockholder’s equity titled distributions in excess of recorded capital.
During the period from February 7, 2018 to December 31, 2018, the Company declared and paid $1,000,000 in dividends and classified these dividends as a reduction in additional paid-in-capital.
Note 11 - Income Taxes
The Company files income tax returns annually in the U.S. federal and State of Illinois income tax jurisdictions.
The components of the income tax provision included in the consolidated statement of operations are all attributable to continuing operations and are detailed as follows:

	Federal Expense	State Expense	Total Expense
	(Recovery)	(Recovery)	(Recovery)
2018
Current	$—	$—	$—
Deferred	(53,000)	(106,000)	(159,000)
Net income tax expense	$(53,000)	$(106,000)	$(159,000)

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

2018
Income tax recovery, computed at 21% of pretax income	$(230,586)
State taxes, net of federal effect	(82,407)
Nondeductible expense, permanent differences	89,725
All other including adjustment of prior year estimates	64,268
Net income tax recovery	$(159,000)

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2018
Note 11 - Income Taxes (Continued)
The details of the net deferred tax asset (liability) are as follows:

2018
Goodwill and intangibles	$(759,000)
AR Reserve	20,000
Inventory reserve	44,000
Property and equipment	(183,000)
Net operating loss carryforward	311,000
Other assets and liabilities	40,000
Total	$(527,000)
At December 31, 2018, the Company has a net operating loss carry forward of approximately $1,100,100. The entire net operating loss was generated during 2018. Management has concluded that the net operating loss will be fully utilized and therefore no valuation allowance is necessary on the net operating loss.
Note 12 - Retirement Plans
The Company provides a defined contribution savings plan for all eligible employees. The plan provides for the Company to make a discretionary profit-sharing contribution and a required matching contribution. Expenses under the plan amounted to approximately $63,000 for the period February 7, 2018 through December 31, 2018.
Note 13 - Contingencies
The Company is involved in various legal proceedings which are incidental to the conduct of its business. These legal proceedings could result in settlement or award by the court in favor of another party. However, at this time no estimate can be made as to the time or the amount, if any, of ultimate liability. It is management's opinion that none of these proceedings will have a material adverse effect on the Company.

Polyform Holdings, Inc. and Subsidiary
Supplemental Information
December 31, 2018

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION

To the Board of Directors
of Polyform Holdings, Inc. and Subsidiary

We have audited the consolidated financial statements of Polyform Holdings, Inc. and Subsidiary as of December 31, 2018 and for the period from February 7, 2018 through December 31, 2018 (the “Post-Acquisition Period”), and issued our report thereon dated March 13, 2019, which contained an unqualified opinion on those consolidated financial statements. Our audit was performed for the purpose of forming an opinion on those consolidated financial statements as a whole. The information contained in the following supplemental schedule of operations is presented for the purpose of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of management and was derived from, and relates directly to, the underlying accounting records. The Post-Acquisition Period information included in the supplemental schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. In our opinion, the Post-Acquisition Period information included in the attached supplemental schedule is fairly stated in all material respects in relation to the 2018 consolidated financial statements as a whole

Because we were not engaged to audit the supplemental schedule of operations for the period from January 1, 2018 through February 6, 2018 (the “Pre-Acquisition Period”), the information for this Pre-Acquisition Period has not been subjected to auditing procedures and we do not express an opinion on it.

/s/ Plante & Moran, PLLC

Chicago, IL
March 13, 2019

Polyform Holdings, Inc. and Subsidiary

Schedule of Operations
Period from February 7, 2018 through December 31, 2018
(with comparative totals from the period from January 1, 2018 through February 6, 2018

	Post-Acquisition February 7 to December 31, 2018	(Unaudited) Pre-Acquisition January 1 to February 6, 2018
Net Sales	$13,953,762	$1,804,884
Cost of Sales	8,021,897	931,858
Gross Profit	5,931,865	873,026
Operating Expenses	4,039,293	671,415
Operating Income	1,892,572	201,611
Nonoperating Expense
Interest expense	(2,630,199)	(287,895)
Other expense	(46,511)	(8,645)
Transaction related expenses	(313,895)	(363,061)
Total nonoperating expense	(2,990,605)	(659,601)
Loss - Before income taxes	(1,098,033)	(457,990)
Income Tax Expense (Recovery)	(159,000)	120,804
Net Loss	$(939,033)	$(578,794)

This schedule presents the results of operations of Polyform Holdings, Inc. and Subsidiary for the period prior to and subsequent to the acquisition by CNL Strategic Capital, LLC on February 7, 2018. The post-acquisition results of operations include the effects of the business combination accounting resulting from the acquisition. The results of the combined operations are not intended to be presented in accordance with accounting principles generally accepted in the United States of America.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2019.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chirag J. Bhavsar and Tammy J. Tipton, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 19, 2019
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer and President (Principal Executive Officer)	March 19, 2019
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2019
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 19, 2019
ARTHUR E. LEVINE

Signature	Title	Date

/s/ Mark D. Linsz	Director	March 19, 2019
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 19, 2019
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 19, 2019
ROBERT J. WOODY