Form 10-Q
period 2019-03-31
CNL Strategic Capital, LLC
filed 2019-05-09
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 3, 2019, the Company had 3,266,260 Class FA shares, 394,383 Class A shares, 63,071 Class T shares, 151,888 Class D shares and 513,079 Class I shares outstanding.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	2

	Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2019 (unaudited) and December 31, 2018	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	3

	Condensed Consolidated Statement of Changes in Net Assets for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018 (unaudited)	5

	Condensed Consolidated Schedules of Investments as of March 31, 2019 (unaudited) and December 31, 2018	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Exhibit Index		42

Signatures		43

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $76,774,339 as of March 31, 2019 and December 31, 2018, respectively)	$82,781,000	$82,500,000
Cash	31,694,996	21,667,867
Deferred offering expenses	—	14,434
Prepaid expenses and other assets	33,045	70,833
Total assets	114,509,041	104,253,134
Liabilities
Net due to related parties (Note 5)	26,945	782,282
Distributions payable	422,490	358,186
Accounts payable and other accrued expenses	380,124	282,856
Total liabilities	829,559	1,423,324
Commitments and contingencies (Note 8)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Common shares, $0.001 par value, 3,400,000 Class FA shares authorized; 3,266,260 shares issued and outstanding, respectively	3,266	3,266
Common shares, $0.001 par value, 94,660,000 Class A shares authorized; 371,319 and 192,388 shares issued and outstanding, respectively	371	192
Common shares, $0.001 par value, 662,620,000 Class T shares authorized; 55,739 and 31,452 shares issued and outstanding, respectively	56	31
Common shares, $0.001 par value, 94,660,000 Class D shares authorized; 137,864 and 122,889 shares issued and outstanding, respectively	138	123
Common shares, $0.001 par value, 94,660,000 Class I shares authorized; 434,646 and 249,526 share issued and outstanding, respectively	435	250
Capital in excess of par value	107,903,071	97,229,217
Distributable earnings	5,772,145	5,596,731
Total Members’ Equity	$113,679,482	$102,829,810

Net assets, Class FA shares	$87,259,528	$87,061,758
Net assets, Class A shares	9,799,809	5,086,607
Net assets, Class T shares	1,477,301	834,576
Net assets, Class D shares	3,607,349	3,222,865
Net assets, Class I shares	11,535,495	6,624,004
Total Members’ Equity	$113,679,482	$102,829,810
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Investment Income
Interest income	$1,363,280	$728,216
Dividend income	406,505	—
Total investment income	1,769,785	728,216
Operating Expenses
Organization and offering expenses	185,701	221,564
Base management fees	241,638	88,562
Professional services	227,515	63,668
Director fees and expenses	57,699	37,070
General and administrative expenses	28,056	32,810
Custodian and accounting fees	62,150	24,913
Insurance expense	45,945	—
Annual distribution and shareholder servicing fees	6,769	—
Total operating expenses	855,473	468,587
Expense support	(216,073)	(43,212)
Net expenses	639,400	425,375
Net investment income	1,130,385	302,841
Net change in unrealized appreciation on investments	281,000	524,449
Net increase in net assets resulting from operations	$1,411,385	$827,290

Common shares per share information:
Net investment income	$0.28	$0.09
Net increase in net assets resulting from operations	$0.35	$0.25
Weighted average number of common shares outstanding	3,984,004	3,266,430

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Operations:
Net investment income	$1,130,385	$302,841
Net change in unrealized appreciation on investments	281,000	524,449
Net increase in net assets resulting from operations	1,411,385	827,290
Distributions to shareholders:
Class FA	(1,020,708)	(302,841)
Class A	(75,454)	—
Class T	(10,024)	—
Class D	(36,428)	—
Class I	(93,357)	—
Net decrease in net assets resulting from distributions to shareholders	(1,235,971)	(302,841)
Capital share transactions:
Issuance of shares of common shares through the Offerings	10,573,054	81,456,500
Issuance of common shares through distribution reinvestment plan	101,204	—
Net increase in net assets resulting from capital share transactions	10,674,258	81,456,500
Total increase in net assets	10,849,672	81,980,949
Net assets at beginning of period	102,829,810	200,000
Net assets at end of period	$113,679,482	$82,180,949
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Operating Activities:
Net increase in net assets resulting from operations	$1,411,385	$827,290
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	—	(74,531,763)
Net change in unrealized appreciation on investments	(281,000)	(524,449)
Amortization of deferred offering expenses	14,434	196,041
(Decrease) increase in net due to related parties	(755,337)	772,290
Increase in payable for investments purchased	—	181,126
Increase in accrued directors’ fees	—	22,903
Increase in accounts payable and other accrued expenses	97,268	115,345
Increase in deferred offering expenses	—	(681,206)
Decrease in prepaid expenses and other assets	37,788	—
Net cash provided by (used in) operating activities	524,538	(73,622,423)
Financing Activities:
Proceeds from issuance of common shares	10,573,054	79,056,500
Distributions paid, net of distributions reinvested	(1,070,463)	—
Net cash provided by financing activities	9,502,591	79,056,500
Net increase in cash	10,027,129	5,434,077
Cash, beginning of period	21,667,867	199,683
Cash, end of period	$31,694,996	$5,633,760
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$101,204	$—
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$422,490	$302,841
Offering costs	$77,516	$681,523
Non-cash contribution from an affiliate of the Sub-Manager	$—	$2,400,000
Non-cash purchase of investments	$—	$(2,400,000)

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2019
(UNAUDITED)

Company (1)		Industry	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Note – First Lien–13.8%
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Note – Second Lien–13.2%
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Notes						$30,700,000	$30,700,000

Equity–45.8%
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	$15,598,788	$15,600,000
Lawn Doctor	(2)	Commercial and Professional Services			7,746	30,475,551	36,481,000
Total Equity						$46,074,339	$52,081,000

TOTAL INVESTMENTS–72.8%	(3)					$76,774,339	$82,781,000
OTHER ASSETS IN EXCESS OF LIABILITIES–27.2%							30,898,482
NET ASSETS–100.0%							$113,679,482
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of March 31, 2019, the Company owned a controlling interest in this portfolio company.

(3)
As of March 31, 2019, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $7.1 million. The aggregate cost of securities for federal income tax purposes was approximately $75.7 million.

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
FOOTNOTES:

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”) and sub-managed by Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”). The Manager is responsible for the overall management of the Company’s activities and the Sub-Manager is responsible for the day-to-day management of the Company’s assets. Each of the Manager and the Sub-Manager are registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Company conducts and intends to continue its operations so that the Company and each of its subsidiaries do not fall within, or are excluded from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company intends to target businesses that are highly cash flow generative with annual revenues primarily between $25 million and $250 million and whose management teams seek an ownership stake in the company. The Company’s business strategy is to acquire controlling equity interests in combination with debt positions and in doing so, provide long-term capital appreciation and current income while protecting invested capital. In addition, and to a lesser extent, the Company may acquire other debt and minority equity positions. The Company may also acquire various types of debt in the secondary market including secured and senior unsecured debt and syndicated senior secured corporate loans of U.S. and, to a lesser extent, non-U.S. corporations, partnerships, limited liability companies and other business entities. The Company may also co-invest with other vehicles managed by the Sub-Manager or their affiliates to acquire minority equity positions and debt positions in a co-investment capacity. The Company expects that these positions will comprise a minority of its total assets.
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80 million in Class FA limited liability company interests (the “Class FA shares”) offered through a private offering (the “2018 Private Offering”) and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million.
In October 2016, the Company confidentially submitted a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of its limited liability company interests (the “Public Offering”). The Registration Statement for the Public Offering was declared effective by the SEC on March 7, 2018. Through its Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares, the “Shares”). See Note 7. “Capital Transactions” for additional information related to the 2018 Private Offering and Public Offering.
In April 2019, the Company launched a private offering of up to $50 million of Class FA shares (the “Class FA Private Offering” and together with the 2018 Private Offering and the Public Offering, the “Offerings”) pursuant to Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). See Note 10. “Subsequent Events” for additional information.

2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and necessary for the fair presentation of financial results as of and for the periods presented.
Although the Company is organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act, its financial statements are prepared using the specialized accounting principles of ASC Topic 946 to utilize investment company accounting. The Company obtains funds through the issuance of equity interests to multiple unrelated investors, and provides such investors with investment management services. Further, the Company’s business strategy is to acquire interests in middle-market U.S. businesses to provide current income and long term capital appreciation, while protecting invested capital. Overall, the Company believes that the use of investment company accounting on a fair value basis is consistent with the management of its assets on a fair value basis, and makes the Company’s financial statements more useful to investors and other financial statement users in facilitating the evaluation of an investment in the Company as compared to other investment products in the marketplace.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Principles of Consolidation
Under ASC Topic 946, “Financial Services—Investment Companies” (“ASC Topic 946”) the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its condensed consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds debt and equity investments. All intercompany account balances and transactions have been eliminated in consolidation.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

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
Distributions
In March 2018, the Company’s board of directors began to declare cash distributions to shareholders based on weekly record dates and such distributions were paid on a monthly basis one month in arrears. Effective with distributions declared for January 2019, the Company’s board of directors began to declare distributions based on monthly record dates and such distributions are expected to be paid on a monthly basis one month in arrears. Distributions are made on all classes of the Company’s shares at the same time.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. During the three months ended March 31, 2019 and the period from February 7, 2018 to December 31, 2018, the Company did not incur any interest or penalties.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) which reduced U.S. corporate income tax rates, created a territorial tax system, allowed for immediate expensing of certain qualified property, provided other tax related incentives and included various base-broadening provisions. The Act did not have a material impact on the Company.
Reclassifications
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net assets.

3. Investments
In February 2018, the Company acquired a controlling equity interest in Lawn Doctor, Inc. (“Lawn Doctor”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a second lien secured note to Lawn Doctor. As of March 31, 2019, the Company owned approximately 62.9% of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of a common equity investment and $15.0 million of a debt investment as of March 31, 2019.
In February 2018, the Company acquired a controlling equity interest in Polyform Holdings, Inc. (“Polyform”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. As of March 31, 2019, the Company owned approximately 87.1% of the outstanding equity in Polyform. The cost basis of the Company’s investments in Polyform was approximately $15.6 million of a common equity investment and $15.7 million of a debt investment as of March 31, 2019.
The debt investments in the form of a second lien secured note to Lawn Doctor and in the form of a first lien secured note to Polyform, as described above, accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of March 31, 2019, Lawn Doctor and Polyform were in compliance with the Company’s debt covenants.
As of March 31, 2019 and December 31, 2018, the Company’s investment portfolio is summarized as follows:

	As of March 31, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%	13.8%
Senior secured debt - second lien	15,000,000	15,000,000	18.1	13.2
Total senior debt	30,700,000	30,700,000	37.1	27.0
Equity	46,074,339	52,081,000	62.9	45.8
Total investments	$76,774,339	$82,781,000	100.0%	72.8%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

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
As of March 31, 2019 and December 31, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2019 and December 31, 2018 were as follows:

Industry	March 31, 2019	December 31, 2018
Hobby Goods and Supplies	37.8%	37.9%
Commercial and Professional Services	62.2	62.1
Total	100.0%	100.0%

Geographic Dispersion(1)	March 31, 2019	December 31, 2018
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at March 31, 2019 and December 31, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the three months ended March 31, 2019 and for the period from February 7, 2018 (the date the Company acquired the initial businesses) to March 31, 2018, and summarized balance sheet data as of March 31, 2019 (unaudited) and December 31, 2018:
Lawn Doctor
Summarized Operating Data (Unaudited)

	Three Months Ended March 31, 2019	Period February 7, 2018 (1) through March 31, 2018
Revenues	$6,451,501	$2,931,090
Expenses	(6,690,735)	(2,653,166)
(Loss) income before taxes	(239,234)	277,924
Income tax benefit	63,588	10,933
Consolidated net (loss) income	(175,646)	288,857
Net loss attributable to non-controlling interest	36,635	—
Net (loss) income attributable to Lawn Doctor	$(139,011)	$288,857

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Summarized Balance Sheet Data

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
Current assets	$7,188,759	$6,347,092
Non-current assets	$95,024,151	$94,024,715
Current liabilities	$5,418,063	$4,342,064
Non-current liabilities	$52,216,572	$50,312,347
Non-controlling interest	$(83,620)	$(40,952)
Stockholders’ equity	$44,661,895	$45,758,348
Polyform
Summarized Operating Data (Unaudited)

	Three Months Ended March 31, 2019	Period February 7, 2018 (1) through March 31, 2018
Revenues	$4,405,864	$2,417,593
Expenses	(4,397,038)	(2,897,329)
Income (loss) before income taxes	8,826	(479,736)
Income tax (expense) benefit	(3,000)	48,000
Net income (loss)	$5,826	$(431,736)
Summarized Balance Sheet Data

	As of March 31, 2019 (Unaudited)	As of December 31, 2018
Current assets	$5,967,751	$5,481,783
Non-current assets	$32,614,026	$29,977,677
Current liabilities	$4,327,271	$963,823
Non-current liabilities	$18,533,624	$18,530,624
Stockholders’ equity	$15,720,882	$15,965,013
 FOOTNOTE:

(1)	February 7, 2018 is the date the Company acquired the initial businesses.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000	$—	$—	$30,700,000	$30,700,000
Equity	—	—	52,081,000	52,081,000	—	—	51,800,000	51,800,000
Total investments	$—	$—	$82,781,000	$82,781,000	$—	$—	$82,500,000	$82,500,000

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.6x – 12.2x (10.8x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	52,081,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.6x – 12.2x (10.8x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,781,000

December 31, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	51,800,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,500,000
FOOTNOTES:

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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
Investments that do not have a readily available market value are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a present value amount range. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors the Company may take into account to determine the fair value of its investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.
The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Three Months Ended March 31, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	30,700,000	51,800,000	82,500,000
Net change in unrealized appreciation (1)	—	281,000	281,000
Fair value balance as of March 31, 2019	30,700,000	52,081,000	82,781,000
Change in net unrealized appreciation in investments held as of March 31, 2019 (1)	$—	$281,000	$281,000

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	5,725,661	5,725,661
Fair value balance as of December 31, 2018	$30,700,000	$51,800,000	$82,500,000
Change in net unrealized appreciation in investments held as of December 31, 2018 (1)	$—	$5,725,661	$5,725,661
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.
All realized and unrealized gains and losses are included in earnings and are reported as separate line items within the Company’s statements of operations.

5. Related Party Transactions
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its 2018 Private Offering and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million. The $81.7 million in gross proceeds received included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to an exchange agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager.
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Company’s Public Offering as well as the acquisition, management and sale of the assets of the Company, as follows:
Dealer Manager
Commissions — Under the Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer”), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Dealer Manager Fee — Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of such dealer manager fees to participating broker-dealers.
Annual Distribution and Shareholder Servicing Fee — Under the Public Offering, the Company pays the Managing Dealer an annual distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

reports, payable on a monthly basis. The annual distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the annual distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The annual distribution and shareholder servicing fees is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under each of the 2018 Private Offering and Public Offering, the Company reimburses the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the 2018 Private Offering and Class FA Private Offering, and (B) 1.5% of the cumulative gross proceeds from the Public Offering. As of March 31, 2019, the Company had incurred an obligation to reimburse the Manager and Sub-Manager for approximately $1.1 million in organization and offering costs based on actual amounts raised through the Offerings, of which $0.1 million was payable as of March 31, 2019. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.1 million on behalf of the Company in connection with the Public Offering (exceeding the 1.5% limitation) as of March 31, 2019. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $0.2 million and $0.1 million during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company did not incur total return incentive fees during the three months ended March 31, 2019. As of December 31, 2018, the Company had recorded total return incentive fees for the period from February 7, 2018 (commencement of operations) to December 31, 2018 of approximately $1.0 million, all of which had been paid to the Manager and Sub-Manager as of March 31, 2019.
The total return incentive fee is based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company accrues (but does not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and performs a final reconciliation and makes required payments at completion of each calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Total

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Return to Shareholders” for any calendar quarter is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of such calendar quarter end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” means the Total Return to Shareholders specifically attributable to each particular share class of Non-founder shares or Founder shares, as applicable.
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

•
For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ended December 31, 2018, the High Water Mark was $24.75 for all share classes. For the year ending December 31, 2019, the High Water Marks will be $26.65 for Class FA shares, $26.44 for Class A shares, $26.54 for Class T shares, $26.23 for Class D shares and $26.55 for Class I shares.

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
Reimbursement to Manager and Sub-Manager for Operating Expenses — The Company reimburses the Manager and the Sub-Manager and their respective affiliates for certain operating costs and expenses of third parties incurred in connection with their provision of services to the Company, including fees, costs, expenses, liabilities and obligations relating to the Company’s activities, acquisitions, dispositions, financings and business, subject to the terms of the Company’s limited liability company agreement, the Management Agreement, the Sub-Management Agreement and the Expense Support and Conditional Reimbursement Agreement (as defined below). The Company does not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for the benefit of the Company.
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of $216,073 during the three months ended March 31, 2019, all of which was due from the Manager and Sub-Manager as of March 31, 2019. As of December 31, 2018, the Company had recorded expense support due from the Manager and Sub-Manager of $389,774 for the period from February 7, 2018 (commencement of operations) to December 31, 2018, all of which had been collected from the Manager and Sub-Manager as of March 31, 2019, and of which $43,212 was incurred during the period from February 7, 2018 (commencement of operations) to March 31, 2018. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of March 31, 2019, the amount of expense support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was $389,774. The Company’s obligation to reimburse the Manager and Sub-Manager for expense support collected for the period from February 7, 2018 to December 31, 2018 will expire on December 31, 2021. As of March 31, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million and $0.1 million during the three months ended March 31, 2019 and during the period from February 7, 2018 (commencement of operations) to March 31, 2018, respectively.
Related party fees and expenses incurred for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018 are summarized below:

Related Party	Source Agreement & Description	Three Months Ended March 31, 2019	Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Managing Dealer	Managing Dealer Agreement: Commissions	$285,677	$—
	Dealer Manager Fees	138,634	—
	Annual distribution and shareholder servicing fees	6,769	—
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)	171,267	707,046
	Base management fees (1)	241,638	88,562
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(216,073)	(43,212)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	11,864	19,894

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

 FOOTNOTE:

(1)	Expenses subject to Expense Support.
The following table presents amounts due from (to) related parties as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Due from related parties:
Expense Support	$216,073	$389,774
Total due from related parties	216,073	389,774
Due to related parties:
Organization and offering expenses	(77,516)	(66,894)
Base management fees	(160,367)	(78,967)
Total return incentive fee	—	(1,015,228)
Reimbursement of third-party operating expenses	(2,642)	(9,101)
Annual distribution and shareholder servicing fees	(2,493)	(1,866)
Total due to related parties	(243,018)	(1,172,056)
Net due to related parties	$(26,945)	$(782,282)
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

6. Distributions
The following table reflects the total distributions declared during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018:

	Three Months Ended March 31, 2019			Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Distribution Period	Distributions Declared (1)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (3)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter(5)	$1,235,971	$121,011	$1,114,960	$302,841	$2,299	$300,542
FOOTNOTES:

(1)	During 2019, the Company’s board of directors declared distributions per share on a monthly basis. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
January 1, 2019 - March 31, 2019 (3 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167

(2)
Includes distributions reinvested in April 2019 of $46,596 related to distributions declared based on record dates in March 2019 and excludes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(3)	During 2018, the Company board of directors declared distributions per share on a weekly basis. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - March 27, 2018 (3 record dates)	0.024038	0.024038	0.019231	0.021635	0.024038

(4)	Includes distributions reinvested in April 2018 of $2,299 related to distributions declared based on record dates in March 2018.

(5)	Distributions declared for the record dates in March 2019 and 2018 were paid in April 2019 and 2018, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

The sources of declared distributions on a GAAP basis were as follows:

	Three months ended March 31, 2019		Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$1,130,385	91.5%	$302,841	100.0%
Distributions in excess of net investment income(2)	105,586	8.5%	—	—%
Total distributions declared	$1,235,971	100.0%	$302,841	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $216,073 and $43,212 for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) to March 31, 2018, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the period presented.
In March 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 29, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares and $0.104167 per share for Class I shares.

7. Capital Transactions
2018 Private Offering
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its 2018 Private Offering and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million. The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the 2018 Private Offering. See Note 5. “Related Party Transactions” for additional information on Class FA shares issued to the Manager, Sub-Manager and their affiliates.
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2019, the Public Offering price was $28.89 per Class A share, $27.86 per Class T share, $26.15 per Class D share and $26.57 per Class I share. See Note 10. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees per share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 10. “Subsequent Events” for additional information related to the Public Offering.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) to March 31, 2018:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Three Months Ended March 31, 2019
	Proceeds from Public Offering				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	177,162	$5,072,865	$(392,249)	$4,680,616	1,769	$46,687	178,931	$4,727,303	$26.42
Class T	24,231	675,000	(32,062)	642,938	56	1,488	24,287	644,426	26.53
Class D	13,749	360,000	—	360,000	1,226	32,096	14,975	392,096	26.18
Class I	184,330	4,889,500	—	4,889,500	790	20,933	185,120	4,910,433	26.53
	399,472	$10,997,365	$(424,311)	$10,573,054	3,841	$101,204	403,313	$10,674,258	$26.47

	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
	Proceeds from 2018 Private Offering				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00

FOOTNOTES:

(1)	Amounts exclude distributions reinvested in April 2019 related to the payment of distributions declared in March 2019.

(2)
The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through its Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

(3)	The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the 2018 Private Offering.

8. Commitment & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2019, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

9. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018.

	Three Months Ended March 31, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss), before expense support(1)	0.27	(0.02)	(0.04)	0.15	0.05
Expense support(1)(2)	0.04	0.19	0.17	—	0.17
Net investment income(1)	0.31	0.17	0.13	0.15	0.22
Net realized and unrealized gains(1)(3)	0.07	0.09	0.08	0.07	0.08
Net increase resulting from investment operations	0.38	0.26	0.21	0.22	0.30
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)
Net Asset Value, End of Period	$26.72	$26.39	$26.50	$26.17	$26.54

Net assets, end of period	$87,259,528	$9,799,809	$1,477,301	$3,607,349	$11,535,495
Average net assets(5)	$87,050,883	$6,468,700	$1,072,524	$3,387,992	$8,027,629
Shares outstanding, end of period	3,266,260	371,319	55,739	137,864	434,646
Total investment return based on net asset value(6)	1.42%	1.00%	0.79%	0.85%	1.15%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before expense support	0.59%	2.17%	2.13%	1.12%	1.80%
Total operating expenses after expense support	0.46%	1.46%	1.50%	1.12%	1.18%
Net investment income	1.15%	0.63%	0.48%	0.58%	0.83%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

Period February 7, 2018 (8) through March 31, 2018
Class FA Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(9)	$25.00
Net investment income before expense support(1)	0.08
Expense support(1)(2)	0.01
Net investment income(1)	0.09
Net realized and unrealized gains(1)(3)	0.16
Net increase resulting from investment operations	0.25
Distributions to shareholders(4)	(0.09)
Net decrease resulting from distributions to shareholders	(0.09)
Net Asset Value, End of Period	$25.16

Net assets, end of period	$82,180,949
Average net assets(5)	$81,716,492
Shares outstanding, end of period	3,266,260
Total investment return based on net asset value(6)	1.01%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before expense support	0.57%
Total operating expenses after expense support	0.52%
Net investment income	0.37%
FOOTNOTES:

(1)	The per share amounts presented are based on weighted average shares outstanding.

(2)	Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.

(3)
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

(4)
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

(7)	Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.

(8)	The Company commenced operations on February 7, 2018.

(9)
The net asset value as of the beginning of the period is based on the price of shares sold, net of any sales load, to the initial Class FA investors. All Class FA shares were sold at the same per share amount.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019

10. Subsequent Events
Class FA Private Offering
In April 2019, the Company launched the Class FA Private Offering of up to $50.0 million of Class FA shares pursuant to Rule 506(c) under Regulation D of the Securities Act and entered into a placement agent agreement with CNL Securities Corp. (the “Placement Agent”), an affiliate of the Manager. The Class FA Private Offering is being offered on a best efforts basis, which means that the Placement Agent will use its best efforts but is not required to sell any specific amount of shares. There is no selling commission or placement agent fee for the sale of Class FA shares. The minimum offering requirement is $2.0 million in Class FA shares. The initial minimum purchase amount for the Class FA shares is $1.0 million. The Company may, in its sole discretion, decrease the minimum offering requirement, the initial minimum purchase amounts or increase the maximum number of Class FA shares to be sold in the Class FA Private Offering. The initial offering price for Class FA shares in the Class FA Private Offering is $26.72.
In conjunction with the launch of the Class FA Private Offering, the Company’s board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
Distributions
In April 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 30, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, and $0.104167 per share for Class I shares.
In April 2019, the Company’s board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of April 26, 2019. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective April 26, 2019:
Public Offering Price, Per Share	$28.84	$27.82	$26.17	$26.54
Selling Commissions, Per Share	1.73	0.83	—	—
Dealer Manager Fees, Per Share	0.72	0.49	—	—
Capital Transactions
During the period April 1, 2019 through May 3, 2019, the Company received additional net proceeds from the Public Offering and its distribution reinvestment plan of:

	Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	22,230	$631,900	$(45,257)	$586,643	834	$22,023	23,064	$608,666	$26.39
Class T	7,297	203,000	(9,643)	193,357	35	938	7,332	194,295	26.50
Class D	13,565	355,000	—	355,000	459	12,011	14,024	367,011	26.17
Class I	77,995	2,070,000	—	2,070,000	438	11,624	78,433	2,081,624	26.54
	121,087	$3,259,900	$(54,900)	$3,205,000	1,766	$46,596	122,853	$3,251,596	$26.47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) to March 31, 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the three months ended March 31, 2019 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K and Item 1A in Part II of this Quarterly Report.
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

Overview
CNL Strategic Capital, LLC is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. We are externally managed by the Manager, CNL Strategic Capital Management, LLC, and sub-managed by the Sub-Manager, Levine Leichtman Strategic Capital, LLC, an affiliate of Levine Leichtman Capital Partners, LLC.
The Manager and the Sub-Manager are collectively responsible for sourcing potential acquisitions and debt financing opportunities, subject to approval by the Manager’s management committee that such opportunity meets our investment objectives and final approval of such opportunity by our board of directors, and monitoring and managing the businesses we acquire and/or finance on an ongoing basis. The Sub-Manager is primarily responsible for analyzing and conducting due diligence on prospective acquisitions and debt financings, as well as the overall structuring of transactions.
We seek to acquire businesses that are highly cash flow generative with annual revenues primarily between $25 million and $250 million and whose management teams seek an ownership stake in the company. Our business strategy is to acquire controlling equity interests in combination with debt positions in middle-market U.S. companies and in doing so, provide long-term capital appreciation and current income while protecting invested capital. In addition, and to a lesser extent, we may acquire other debt and minority equity positions. We may also acquire various types of debt in the secondary market including secured and senior unsecured debt and syndicated senior secured corporate loans of U.S. and, to a lesser extent, non-U.S. corporations, partnerships, limited liability companies and other business entities other than companies. We may also co-invest with other vehicles managed by the Sub-Manager or their affiliates to acquire minority equity positions and debt positions in a co-investment capacity. We expect that these positions will comprise a minority of our total assets.
We were formed as a Delaware limited liability company on August 9, 2016 and we intend to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018 when aggregate subscription proceeds in excess of the minimum offering amount of $80 million were received in the 2018 Private Offering.

Our Common Shares Offering
The 2018 Private Offering
We commenced operations on February 7, 2018 when we met our minimum offering requirement of $80 million in Class FA shares under the 2018 Private Offering and issued approximately 3.3 million Class FA shares resulting in gross proceeds of approximately $81.7 million.
We did not incur any selling commissions or placement agent fees from the sale of the approximately 3.3 million Class FA shares sold under the terms of the 2018 Private Offering. We incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.7 million based on actual amounts raised through the 2018 Private Offering. These organization and offering costs related to the 2018 Private Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
Public Offering
Once the Registration Statement became effective on March 7, 2018, we began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts, but is not required to sell any specific amount of shares. We are offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. There are differing selling fees and commissions for each class. We also pay annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).
We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan.

Since the Public Offering became effective through March 31, 2019, we have received net proceeds from the Public Offering of approximately $26.3 million, including approximately $0.2 million received through our distribution reinvestment plan. As of March 31, 2019, the Public Offering price was $28.89 per Class A share, $27.86 per Class T share, $26.15 per Class D share and $26.57 per Class I share. See Note 7. “Capital Transactions” and Note 10. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through March 31, 2019, we have incurred selling commissions and dealer manager fees of $0.9 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through March 31, 2019 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of $0.4 million based on actual amounts raised through the Public Offering as of March 31, 2019. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In April 2019, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of April 26, 2019. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective April 26, 2019:
Public Offering Price, Per Share	$28.84	$27.82	$26.17	$26.54
Selling Commissions, Per Share	1.73	0.83	—	—
Dealer Manager Fees, Per Share	0.72	0.49	—	—
Class FA Private Offering
In April 2019, we launched the Class FA Private Offering of up to $50.0 million of Class FA shares pursuant to Rule 506(c) under Regulations D of the Securities Act and entered into a placement agent agreement with the Placement Agent, an affiliate of the Manager. The Class FA Private Offering is being offered on a best efforts basis, which means that the Placement Agent will use its best efforts but is not required to sell any specific amount of shares. There is no selling commission or placement agent fee for the sale of Class FA shares. The minimum offering requirement is $2.0 million in Class FA shares. The initial minimum purchase amount for the Class FA shares is $1.0 million. We may, in our sole discretion, decrease the minimum offering requirement, the initial minimum purchase amounts or increase the maximum number of Class FA shares to be sold in the Class FA Private Offering. The initial offering price for the Class FA Private Offering is $26.72.
In conjunction with the launch of the Class FA Private Offering, our board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.

Portfolio and Investment Activity
In February 2018, we acquired a controlling equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien note to Lawn Doctor. Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. As of March 31, 2019, we owned approximately 62.9% of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of our investments in Lawn Doctor was approximately $30.5 million for our common equity investment and $15.0 million for our debt investment as of March 31, 2019.
In February 2018, we acquired a controlling equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.  As of March 31, 2019, we owned approximately 87.1% of the outstanding equity in Polyform. The cost basis of our investments in Polyform was approximately $15.6 million for our common equity investment and $15.7 million for our debt investment as of March 31, 2019.
The debt investments in the form of a second lien secured note issued to Lawn Doctor and in the form of a first lien secured note issued to Polyform as described above accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of March 31, 2019, Lawn Doctor and Polyform were in compliance with our debt covenants.

As of March 31, 2019 and December 31, 2018, our investment portfolio included four distinct investment positions comprised of the following:

	As of March 31, 2019			As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%	$15,700,000	$15,700,000	19.0%
Senior secured debt - second lien	15,000,000	15,000,000	18.1%	15,000,000	15,000,000	18.2%
Total senior debt	30,700,000	30,700,000	37.1%	30,700,000	30,700,000	37.2%
Equity	46,074,339	52,081,000	62.9%	46,074,339	51,800,000	62.8%
Total investments	$76,774,339	$82,781,000	100.0%	$76,774,339	$82,500,000	100.0%
As of March 31, 2019 and December 31, 2018, the weighted average yield on our debt portfolio was 16.0%.
See Note 3. “Investments” in Item 1. “Financial Statements” for additional information related to our investments.
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
We present Adjusted EBITDA as a supplemental measure of the performance of our portfolio companies. We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our portfolio companies. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
We present Adjusted EBITDA because we believe it assists investors in comparing the performance of such businesses across reporting periods on a consistent basis by excluding items that we do not believe are indicative of their core operating performance.
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are: (i) Adjusted EBITDA does not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; (iii) Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on indebtedness; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not consider to be indicative of the on-going operations of our portfolio companies; and (vi) other companies in similar industries as our portfolio companies may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA only supplementally.

Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)
Lawn Doctor

	Three Months Ended March 31, 2019	Period February 7, 2018 (1) through March 31, 2018
Net (loss) income attributable to Lawn Doctor (GAAP)	$(139,011)	$288,857
Interest and debt related expenses	1,089,334	547,899
Depreciation and amortization	629,674	304,290
Income tax benefit	(63,588)	(10,933)
Adjusted EBITDA (non-GAAP)	$1,516,409	$1,130,113
Polyform

	Three Months Ended March 31, 2019	Period February 7, 2018 (1) through March 31, 2018
Net income (loss) (GAAP)	$5,826	$(431,736)
Interest and debt related expenses	720,145	428,946
Depreciation and amortization	411,444	291,465
Income tax expense (benefit)	3,000	(48,000)
Transaction related expenses (2)	—	313,895
Adjusted EBITDA (non-GAAP)	$1,140,415	$554,570
 FOOTNOTES:

(1)	February 7, 2018 is the date we acquired the initial businesses.

(2)	Transaction related expenses are non-recurring.

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
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds from our Offerings;

•	distributions and interest earned from our assets; and

•	proceeds from sales of assets and principal repayments from our assets.
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
As of March 31, 2019 and December 31, 2018, we had approximately $31.7 million and $21.7 million of cash, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $10.6 million and $81.5 million in net proceeds (0.4 million shares and 3.3 million shares, respectively) during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) to March 31, 2018, respectively, under the Public Offering and the 2018 Private Offering, respectively, which excludes approximately $0.1 million (3,841 shares) raised through our distribution reinvestment plan during the three months ended March 31, 2019. Additionally, the amount raised during the period from February 7, 2018 (commencement of operations) to March 31, 2018 included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.” As of March 31, 2019, we had approximately 946 million common shares available for sale through the Public Offering.
Operating Activities. During the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) to March 31, 2018, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $0.5 million and $0.7 million, respectively. The decrease in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to a decrease in amounts due to related parties of approximately $1.5 million, offset by (i) an increase in net investment income of approximately $0.8 million primarily due to an increase in interest earned on our debt investments and distributions from our equity investments and (ii) a decrease in payments of organization and offering expenses of approximately $0.5 million.
Uses of Liquidity and Capital Resources
Investments. We used approximately $74.5 million of the cash proceeds from the 2018 Private Offering to purchase our initial businesses during the period from February 7, 2018 (commencement of operations) to March 31, 2018. We did not acquire any new businesses or investments during the three months ended March 31, 2019.
Distributions. We paid distributions to our shareholders of approximately $1.1 million during the three months ended March 31, 2019. We did not pay distributions during the period from February 7, 2018 (commencement of operations) to March 31, 2018, although distributions were declared during this period. See “Distributions” below for additional information.

Distributions
Beginning in January 2019, our board of directors began declaring cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. During the three months ended March 31, 2019, our board of directors declared three monthly distributions totaling approximately $1.2 million, of which approximately $1.1 million was paid to shareholders and $0.1 million was reinvested through the distribution reinvestment plan (including amounts paid and reinvested in April 2019 of approximately $0.4 million and $0.05 million, respectively).
During the period from February 7, 2018 (commencement of operations) through March 31, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates, and such distributions were paid monthly in arrears. Our board of directors declared three weekly distributions starting March 7, 2018 through and including March 27, 2018, totaling approximately $0.3 million, of which approximately $0.3 million was paid to shareholders and $2,299 was reinvested through the distribution reinvestment plan during the period February 7, 2018 (commencement of operations) through March 31, 2018, all of which was paid and reinvested in April 2018. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Three Months Ended March 31, 2019		Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$1,130,385	91.5%	$302,841	100%
Distributions in excess of net investment income(2)	105,586	8.5%	—	—%
Total distributions declared(3)	$1,235,971	100%	$302,841	100%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $216,073 and $43,212 for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) to March 31, 2018, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for the three months ended March 31, 2019.

(3)
For the three months ended March 31, 2019, includes $121,011 of distributions reinvested pursuant to our distribution reinvestment plan, of which $46,596 was reinvested in April 2019 with the payment of distributions declared in March 2019. For the period from February 7, 2018 to March 31, 2018, includes $2,299 of distributions reinvested pursuant to our distribution reinvestment plan, all of which was reinvested in April 2018.

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions on Class T shares and Class D shares may be lower than distributions on Class A, Class FA and Class I shares because we are required to pay ongoing annual distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in the primary offering. Additionally, distributions on the Non-founder shares may be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions, including per share amounts declared per share class for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offering have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional shares of Class A shares.
The purchase price for shares purchased under our distribution reinvestment plan is equal to the most recently determined and published net asset value per share of the applicable class of shares. Because the annual distribution and shareholder servicing fee is calculated based on net asset value, it reduces net asset value and/or distributions with respect to Class T shares and Class D shares, including shares issued under the distribution reinvestment plan with respect to such share classes. To the extent newly issued shares are purchased from us under the distribution reinvestment plan or shareholders elect to reinvest their cash distribution in our shares, we retain and/or receive additional funds for acquisitions and general purposes including the repurchase of shares under our share repurchase program.
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the annual distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Public Offering is allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
Our shareholders will be taxed on their allocable share of income, even if their distributions are reinvested in additional shares of our common shares and even if no distributions are made.

Share Repurchase Program
We have adopted a share repurchase program, pursuant to which we will conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date generally will be the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the share repurchase program. If we determine to repurchase shares, our share repurchase program also limits the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). Our share repurchase program includes numerous restrictions that limit your ability to sell your shares. Our share repurchase program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
The aggregate amount of funds under our share repurchase program will be determined on a quarterly basis at the sole discretion of our board of directors. During any calendar quarter, the total amount of aggregate repurchases will be limited to the aggregate proceeds from our distribution reinvestment plan during the previous quarter unless our board of directors determines otherwise. At the sole discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of assets as of the end of the applicable period to repurchase shares.
To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, from among the requests for repurchase received by us based upon the total number of shares for which repurchase was requested and the order of priority described in the share repurchase plan. We may repurchase shares including fractional shares, computed to three decimal places.

Results of Operations
We commenced operations on February 7, 2018, as described above under “Overview.” We acquired our initial businesses on February 7, 2018 using a substantial portion of the net proceeds from the 2018 Private Offering. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities since we commenced operations on February 7, 2018.
The following is a summary of our operating results for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018:

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Total investment income	$1,769,785	$728,216
Total operating expenses	(855,473)	(468,587)
Expense support	216,073	43,212
Net investment income	1,130,385	302,841
Net change in unrealized appreciation on investments	281,000	524,449
Net increase in net assets resulting from operations	$1,411,385	$827,290

Investment Income
Investment income consisted of the following for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018:

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Interest income	$1,363,280	$728,216
Dividend income	406,505	—
Total investment income	$1,769,785	$728,216
As of March 31, 2019 and 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” As of March 31, 2019 and 2018, all of our debt investments had fixed rate interest. Interest income for the three months ended March 31, 2019 and for the period February 7, 2018 (commencement of operations) through March 31, 2018 was approximately $1.4 million and $0.7 million, respectively, of which approximately $1.2 million and $0.7 million, respectively, was generated from our debt investments. For the three months ended March 31, 2019, the remaining amount of interest income of approximately $0.2 million was generated from interest earned on cash accounts.
During the three months ended March 31, 2019, we received dividend income of approximately $0.4 million from our equity investments. We did not receive dividend income during the period from February 7, 2018 (commencement of operations) through March 31, 2018.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of investments that we expect to result from existing cash, potential borrowings and an expected increase in capital available for investment using proceeds from our Offerings.
Operating Expenses
Our operating expenses for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018 were as follows:

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Organization and offering expenses	$185,701	$221,564
Base management fees	241,638	88,562
Professional services	227,515	63,668
Director fees and expenses	57,699	37,070
General and administrative expenses	28,056	32,810
Custodian and accounting fees	62,150	24,913
Insurance expense	45,945	—
Annual distribution and shareholder servicing fees	6,769	—
Total operating expenses	855,473	468,587
Expense support	(216,073)	(43,212)
Net expenses	$639,400	$425,375
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

Organization and Offering Expenses
Organization expenses are expensed on our statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to our Offerings, are capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We expensed organization and offering expenses of approximately $0.2 million for each of the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018.
Base Management Fee
Our base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares, 2% of the product of (x) our average gross assets and (y) the ratio of Non-founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital and (ii) for the Founder shares, 1% of the product of (x) our average gross assets and (y) the ratio of outstanding Founder share Average Adjusted Capital to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. We incurred base management fees of approximately $0.2 million and $0.1 million during the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively.
Total Return Incentive Fee
We did not incur total return incentive fees during the three months ended March 31, 2019 or during the period from February 7, 2018 (commencement of operations) to March 31, 2018. The Manager and Sub-Manager are eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We accrue (but do not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and perform a final reconciliation at completion of each calendar year and the total return incentive fee is due and payable to the Manager and Sub-Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement. We incurred a total return incentive fee of approximately $1.0 million during the period from February 7, 2018 (commencement of operations) to December 31, 2018 and may incur a total return incentive fee during the year ending December 31, 2019.
Annual Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive an annual distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares sold in the Public Offering (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share. We incurred annual distribution and shareholder servicing fees of $6,769 during the three months ended March 31, 2019. We did not incur annual distribution and shareholder servicing fees during the period from February 7, 2018 (commencement of operations) to March 31, 2018.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offset operating expenses. During the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) to March 31, 2018, expense support totaled approximately $0.2 million and $0.04 million, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Manager and the Sub-Manager, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that our annual regular cash distributions exceed our annual net income (with certain adjustments). Expense Support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of our distribution reinvestment plan) to shareholders minus (b) the available operating funds. The Expense Support amount is borne equally by the Manager and the Sub-Manager and is calculated as of the last business day of the calendar year. The Manager and Sub-Manager equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable to the Manager or the Sub-Manager.
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of March 31, 2019.
Net Change in Unrealized Appreciation
During the three months ended March 31, 2019 and for the period February 7, 2018 (commencement of operations) through March 31, 2018, net unrealized appreciation on investments consisted of the following:

	Three Months Ended March 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to March 31, 2018
Unrealized appreciation	$281,000	$524,449
Unrealized depreciation	—	—
Total net unrealized appreciation	$281,000	$524,449
The net change in unrealized appreciation of approximately $0.3 million and $0.5 million during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively, primarily pertained to our investment in the equity of Lawn Doctor.  Such unrealized appreciation is based on the current fair value of such investment as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, Lawn Doctor’s strong performance in comparison to budgeted results for the year, future growth prospects of Lawn Doctor, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K and Item 1A in Part II of this Quarterly Report and under “Risk Factors” in our prospectus.
Net Assets
Net assets increased approximately $10.8 million and $82.0 million during the three months ended March 31, 2019 and during the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively. The most significant increase in net assets during the three months ended March 31, 2019 and the period ended March 31, 2018 was attributable to capital transactions of approximately $10.7 million and $81.5 million, respectively. Additionally, our operations resulted in an increase in net assets of approximately $1.4 million and $0.8 million, respectively, during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively. These increases in net assets were partially offset by distributions to shareholders of approximately $1.2 million and $0.3 million during the three months ended March 31, 2019 and the period from February 7, 2018 (commencement of operations) through March 31, 2018, respectively.
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

Hedging Activities
As of March 31, 2019, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. As of March 31, 2019, the amount of Expense Support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was $389,774. Our obligation to reimburse the Manager and Sub-Manager for Expense Support collected for the period from February 7, 2018 to December 31, 2018 will expire on December 31, 2021. As of March 31, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
We have also entered into the Administrative Services Agreement with the Administrator and the Sub-Administration Agreement with the Administrator and the Sub-Administrator pursuant to which the Administrator and the Sub-Administrator will provide us with administrative services and are entitled to reimbursement of expenses for such services. For a discussion of the compensation we pay in connection with the management of our business, see Note 5. “Related Party Transactions” in Item 1. “Financial Statements.”

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

Critical Accounting Policies and Use of Estimates
See our Form 10-K for the year ended December 31, 2018 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares.

Credit Risk
We expect to encounter credit risk relating to (i) the businesses and other assets we acquire and (ii) our ability to access the debt markets on favorable terms. We will seek to mitigate this risk by deploying a comprehensive review and asset selection process, including scenario analysis, and careful ongoing monitoring of our acquired businesses and other assets as well as mitigation of negative credit effects through back up planning. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
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
We had not borrowed any money as of March 31, 2019. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2019, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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

As of March 31, 2019, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K, risk factors which materially affect our business, financial condition or results of operations. The following risk factors either replace and/or supplement the similar risk factors or are added to the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The shares sold in the Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the Public Offering will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our third amended and restated limited liability company agreement (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases, but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share repurchase program upon 30 days’ prior notice to our shareholders. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, and will also provide a separate communication to our shareholders. The aggregate amount of funds under our share repurchase program will be determined on a quarterly basis in the sole discretion of our board of directors. During any calendar quarter, the total amount of aggregate repurchases will be limited to the aggregate proceeds from our distribution reinvestment plan during the previous quarter, unless our board of directors determines otherwise. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings, and cash from the sale of assets as of the end of the applicable period to repurchase shares. Our share repurchase program also limits the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The timing, amount and terms of our share repurchase program will include certain restrictions intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes. Therefore, it will be difficult for investors to sell their shares promptly or at all. If investors are able to sell their shares, they may only be able to sell them at a substantial discount for the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell their shares to someone in those states. The shares should be purchased as a long-term investment only.
Our board of directors intends to contemplate a liquidity event for our shareholders within six years from the date we terminate the Public Offering; however, our board of directors is under no obligation to pursue or complete any particular liquidity event during this timeframe or otherwise. We expect that our board of directors, in the exercise of its fiduciary duty to our shareholders, will decide to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. There can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. A liquidity event could include, among other transactions: (i) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation; (ii) a self tender offer for our shares in connection with our decision to continue as a perpetual-life company; (iii) a merger or other transaction approved by our board of directors in which our shareholders will receive cash or shares of another publicly traded company; or (iv) a listing of our shares on a national securities exchange or a quotation through a national quotation system. However, there can be no assurance that we will complete a liquidity event within such time or at all.
In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, and the potential for shareholder liquidity. If our shares are listed, we cannot assure investors a public trading market will develop. Since a portion of the offering price from the sale of shares in the Public Offering will be used to pay expenses and fees, the full offering price paid by shareholders will not be invested in the assets we seek to acquire. As a result, even if we do complete a liquidity event, investors may not receive a return of all of their invested capital.
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
In addition, certain members of the management teams of our businesses have, and may have in the future, the opportunity to participate in equity incentive programs which are expected to be based on the satisfaction of certain performance criteria and metrics and may include receipt of options. Although we believe such awards are important incentives for the management teams of our businesses, such awards could decrease our percentage ownership in a business to the extent such award vests and is exercised in the future.
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
We may also participate in co-opportunities with affiliates of the Sub-Manager or with other third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in businesses in conjunction with participation by one or more parties in such opportunity. As participants in such co-opportunities, we may have economic or other business interests or objectives that are inconsistent with those of our third-party partners or co-venturers. We may not have a right to participate in the operation, management, direction or control of such businesses, and our ability to redeem or sell all or a portion of our investment may be subject to significant restrictions. Furthermore, such co-opportunities may involve risks not present in acquisitions where a third party is not involved, including the possibility that we may incur liabilities as the result of actions taken by the controlling party and that a third-party partner or co-venturer may have financial difficulties and may have different liquidity objectives.
An investment in our shares involves complex U.S. federal, state and local income tax considerations that will differ for each prospective investor.
An investment in our shares involves complex U.S. federal, state and local income tax considerations that will differ for each investor depending on the investor’s particular circumstances. Certain U.S. federal income tax considerations applicable to an investment in our shares are summarized under the section entitled “Certain U.S. Federal Income Tax Considerations” in the Company's prospectus filed with the SEC pursuant to Rule 424(b)(3) dated April 16, 2019 (as supplemented to date, our "prospectus"). Each prospective investor should carefully review the tax matters discussed therein and should consult with its tax advisor regarding the U.S. federal, state, local and foreign income and other tax consequences applicable to an investment in our shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.
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
The Shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through March 31, 2019:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	991,883
Aggregate amount sold (3)	26,945,958
Payment of underwriting compensation (4)	(896,161)	(896,161)	—
Net offering proceeds to the issuer	26,049,797
FOOTNOTES:

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

(3)
Excludes approximately $0.2 million (7,685 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act and approximately $81.5 million (3.2 million shares) of unregistered Class FA shares sold in the 2018 Private Offering.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

1.1	Amended and Restated Managing Dealer Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

1.2	Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

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

4.2
Form of Subscription Agreement (incorporated by reference to Appendix B to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on April 5, 2019).

4.3	Share Repurchase Program (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.1	First Amendment to Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and for the period from February 7, 2018 (commencement of operations) through March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2019.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)