Form 10-Q
period 2019-06-30
CNL Strategic Capital, LLC
filed 2019-08-08
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 2, 2019, the Company had 3,422,353 Class FA shares, 513,627 Class A shares, 76,991 Class T shares, 230,503 Class D shares and 673,733 Class I shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $76,774,339 as of June 30, 2019 and December 31, 2018, respectively)	$84,951,000	$82,500,000
Cash	43,244,264	21,667,867
Deferred offering expenses	5,142	14,434
Net due from related parties (Note 5)	137,930	—
Prepaid expenses and other assets	211,597	70,833
Total assets	128,549,933	104,253,134
Liabilities
Accounts payable and other accrued expenses	341,007	282,856
Net due to related party (Note 5)	—	782,282
Distributions payable	463,898	358,186
Payable for shares repurchased	308,038	—
Total liabilities	1,112,943	1,423,324
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 and 3,400,000 shares authorized, respectively; 3,379,110 and 3,266,260 shares issued, respectively; 3,372,710 and 3,266,260 shares outstanding, respectively	3,373	3,266
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 468,128 and 192,388 shares issued, respectively; 467,884 and 192,388 shares outstanding, respectively	468	192
Class T Common shares, $0.001 par value, 658,620,000 and 662,620,000 shares authorized, respectively; 68,813 and 31,452 shares issued and outstanding, respectively	69	31
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 205,333 and 122,889 shares issued and outstanding, respectively	205	123
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 596,695 and 249,526 shares issued, respectively; 591,950 and 249,526 shares outstanding, respectively	592	250
Capital in excess of par value	119,678,947	97,229,217
Distributable earnings	7,753,336	5,596,731
Total Members’ Equity	$127,436,990	$102,829,810

Net assets, Class FA shares	$91,718,198	$87,061,758
Net assets, Class A shares	12,509,598	5,086,607
Net assets, Class T shares	1,846,952	834,576
Net assets, Class D shares	5,433,648	3,222,865
Net assets, Class I shares	15,928,594	6,624,004
Total Members’ Equity	$127,436,990	$102,829,810
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Investment Income
Interest income	$1,437,422	$1,263,063	$2,800,702	$1,991,279
Dividend income	405,742	760,923	812,247	760,923
Total investment income	1,843,164	2,023,986	3,612,949	2,752,202
Operating Expenses
Organization and offering expenses	136,303	317,230	322,004	538,794
Base management fees	265,128	194,974	506,766	283,536
Total return incentive fees	496,660	308,735	496,660	308,735
Professional services	182,491	168,862	410,006	232,530
Director fees and expenses	53,380	45,210	111,079	82,280
General and administrative expenses	30,255	61,000	58,311	93,810
Custodian and accounting fees	61,817	39,520	123,967	64,433
Insurance expense	47,079	28,077	93,024	28,077
Annual distribution and shareholder servicing fees	9,048	52	15,817	52
Total operating expenses	1,282,161	1,163,660	2,137,634	1,632,247
Expense support	(610,447)	(144,146)	(826,520)	(187,358)
Net expenses	671,714	1,019,514	1,311,114	1,444,889
Net investment income	1,171,450	1,004,472	2,301,835	1,307,313
Net change in unrealized appreciation on investments	2,170,000	928,424	2,451,000	1,452,873
Net increase in net assets resulting from operations	$3,341,450	$1,932,896	$4,752,835	$2,760,186

Common shares per share information:
Net investment income	$0.27	$0.31	$0.55	$0.40
Net increase in net assets resulting from operations	$0.76	$0.59	$1.13	$0.84
Weighted average number of common shares outstanding	4,389,711	3,285,912	4,187,979	3,278,742

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2019	4,265,828	$4,266	$107,903,071	$5,772,145	$113,679,482
Net investment income	—	—	—	1,171,450	1,171,450
Net change in unrealized appreciation on investments	—	—	—	2,170,000	2,170,000
Distributions to shareholders	—	—	—	(1,360,259)	(1,360,259)
Issuance of common shares through the Offerings	445,802	446	11,913,332	—	11,913,778
Issuance of common shares through distribution reinvestment plan	6,449	6	170,571	—	170,577
Repurchase of common shares pursuant to share repurchase program	(11,389)	(11)	(308,027)	—	(308,038)
Balance as of June 30, 2019	4,706,690	$4,707	$119,678,947	$7,753,336	$127,436,990

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810
Net investment income	—	—	—	2,301,835	2,301,835
Net change in unrealized appreciation on investments	—	—	—	2,451,000	2,451,000
Distributions to shareholders	—	—	—	(2,596,230)	(2,596,230)
Issuance of common shares through the Offerings	845,274	846	22,485,986	—	22,486,832
Issuance of common shares through distribution reinvestment plan	10,290	10	271,771	—	271,781
Repurchase of common shares pursuant to share repurchase program	(11,389)	(11)	(308,027)	—	(308,038)
Balance as of June 30, 2019	4,706,690	$4,707	$119,678,947	$7,753,336	$127,436,990

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER ENDED JUNE 30, 2018 AND FOR THE PERIOD FROM FEBRUARY 7, 2018 TO JUNE 30, 2018
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2018	3,266,260	$3,266	$81,653,234	$524,449	$82,180,949
Net investment income	—	—	—	1,004,472	1,004,472
Net change in unrealized appreciation on investments	—	—	—	928,424	928,424
Distributions to shareholders	—	—	—	(1,026,590)	(1,026,590)
Issuance of common shares through the Offerings	43,070	43	1,083,569	—	1,083,612
Issuance of common shares through distribution reinvestment plan	591	1	14,857	—	14,858
Balance as of June 30, 2018	3,309,921	$3,310	$82,751,660	$1,430,755	$84,185,725

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of February 7, 2018	8,000	$8	$199,992	$—	$200,000
Net investment income	—	—	—	1,307,313	1,307,313
Net change in unrealized appreciation on investments	—	—	—	1,452,873	1,452,873
Distributions to shareholders	—	—	—	(1,329,431)	(1,329,431)
Issuance of common shares through the Offerings	3,301,330	3,301	82,536,811	—	82,540,112
Issuance of common shares through distribution reinvestment plan	591	1	14,857	—	14,858
Balance as of June 30, 2018	3,309,921	$3,310	$82,751,660	$1,430,755	$84,185,725

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Operating Activities:
Net increase in net assets resulting from operations	$4,752,835	$2,760,186
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	—	(74,374,339)
Net change in unrealized appreciation on investments	(2,451,000)	(1,452,873)
Amortization of deferred offering expenses	14,893	496,922
(Decrease) increase in net due to related parties	(920,212)	205,195
Increase in accounts payable and other accrued expenses	43,701	306,340
Increase in deferred offering expenses	(5,601)	(682,964)
Increase in prepaid expenses and other assets	(126,314)	(160,398)
Net cash provided by (used in) operating activities	1,308,302	(72,901,931)
Financing Activities:
Proceeds from issuance of common shares	22,486,832	80,140,112
Distributions paid, net of distributions reinvested	(2,218,737)	(997,348)
Net cash provided by financing activities	20,268,095	79,142,764
Net increase in cash	21,576,397	6,240,833
Cash, beginning of period	21,667,867	199,683
Cash, end of period	$43,244,264	$6,440,516
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$271,781	$14,858
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$463,898	$317,225
Offering costs	$55,968	$5,175
Payable for shares repurchased	$308,038	$—
Financing costs	$14,450	$—
Non-cash contribution from an affiliate of the Sub-Manager	$—	$2,400,000
Non-cash purchase of investments	$—	$(2,400,000)

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2019
(UNAUDITED)

Company (1)		Industry	Interest Rate	Maturity Date	No. Shares/ Principal Amount	Cost	Fair Value
Senior Secured Note – First Lien–12.3%
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Note – Second Lien–11.8%
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Notes						$30,700,000	$30,700,000

Equity–42.6%
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	$15,598,788	$15,600,000
Lawn Doctor	(2)	Commercial and Professional Services			7,746	30,475,551	38,651,000
Total Equity						$46,074,339	$54,251,000

TOTAL INVESTMENTS–66.7%	(3)					$76,774,339	$84,951,000
OTHER ASSETS IN EXCESS OF LIABILITIES–33.3%							42,485,990
NET ASSETS–100.0%							$127,436,990
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of June 30, 2019, the Company owned a controlling interest in this portfolio company.

(3)
As of June 30, 2019, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $9.4 million. The aggregate cost of securities for federal income tax purposes was approximately $75.5 million.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80 million in Class FA limited liability company interests (the “Class FA shares” or the “Founder shares”) offered through a private offering (the “2018 Private Offering”) and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million. The 2018 Private Offering was closed in February 2018.
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
In April 2019, the Company launched a private offering of up to $50 million of Class FA shares (the “Class FA Private Offering” and together with the 2018 Private Offering and the Public Offering, the “Offerings”) pursuant to Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). In connection with the Class FA Private Offering, the Company entered into a placement agent agreement with CNL Securities Corp. (the “Placement Agent”), an affiliate of the Manager. The Class FA Private Offering is being offered on a best efforts basis, which means that the Placement Agent will use its best efforts but is not required to sell any specific amount of shares. There is no selling commission or placement agent fee for the sale of Class FA shares of the Class FA Private Offering. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Class FA Private Offering until the earlier of: (i) the date the Company has sold the maximum offering amount of the Class FA Private Offering or (ii) October 31, 2019. However, the Company reserves the right to extend the outside date of the Class FA Private Offering in its sole discretion but in no event later than December 31, 2019. The minimum offering requirement of the Class FA Private Offering was $2.0 million in Class FA shares. The Company met the minimum offering requirement in June 2019.
In conjunction with the launch of the Class FA Private Offering, the Company’s board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” for additional information related to the Offerings.

2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
Cash
Cash consists of demand deposits at commercial banks. Cash is carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to the Line of Credit (as defined and further described in Note 8. “Borrowings”) will be deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs will be included in interest expense in the condensed statements of operations.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of operations. During the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, the Company did not incur any interest or penalties.
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

3. Investments
In June 2019, the Company, through its indirect wholly-owned subsidiary, Roundtable Acquisition, LLC (the “Buyer”), entered into a Stock Contribution and Purchase Agreement (the “Purchase Agreement”) with Michael Auriemma, an individual (“Seller”), to acquire a controlling interest in Auriemma U.S. Roundtables (“Roundtables”), a subscription-based information services and data analytics company for the consumer finance industry. The Company acquired an approximately 81% interest in Roundtables in August 2019, as described further in Note 12. “Subsequent Events”.
In February 2018, the Company acquired a controlling equity interest in Lawn Doctor, Inc. (“Lawn Doctor”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a second lien secured note to Lawn Doctor. As of June 30, 2019, the Company owned approximately 62.5% of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of a common equity investment and $15.0 million of a debt investment as of June 30, 2019.
In February 2018, the Company acquired a controlling equity interest in Polyform Holdings, Inc. (“Polyform”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. As of June 30, 2019, the Company owned approximately 87.1% of the outstanding equity in Polyform on an undiluted basis. The cost basis of the Company’s investments in Polyform was approximately $15.6 million of a common equity investment and $15.7 million of a debt investment as of June 30, 2019.
The debt investments in the form of a second lien secured note to Lawn Doctor and in the form of a first lien secured note to Polyform, as described above, accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

purchase agreements contain customary covenants and events of default. As of June 30, 2019, Lawn Doctor and Polyform were in compliance with the Company’s debt covenants.
As of June 30, 2019 and December 31, 2018, the Company’s investment portfolio is summarized as follows:

	As of June 30, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	18.5%	12.3%
Senior secured debt - second lien	15,000,000	15,000,000	17.6	11.8
Total senior debt	30,700,000	30,700,000	36.1	24.1
Equity	46,074,339	54,251,000	63.9	42.6
Total investments	$76,774,339	$84,951,000	100.0%	66.7%

	As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%	15.2%
Senior secured debt - second lien	15,000,000	15,000,000	18.2	14.6
Total senior debt	30,700,000	30,700,000	37.2	29.8
Equity	46,074,339	51,800,000	62.8	50.4
Total investments	$76,774,339	$82,500,000	100.0%	80.2%
As of June 30, 2019 and December 31, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2019 and December 31, 2018 were as follows:

Industry	June 30, 2019	December 31, 2018
Hobby Goods and Supplies	36.8%	37.9%
Commercial and Professional Services	63.2	62.1
Total	100.0%	100.0%

Geographic Dispersion(1)	June 30, 2019	December 31, 2018
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at June 30, 2019 and December 31, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for Lawn Doctor and Polyform (the “initial businesses”) for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) through June 30, 2018, and summarized balance sheet data as of June 30, 2019 (unaudited) and December 31, 2018:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

Lawn Doctor
Summarized Operating Data (Unaudited)

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	For the Period from February 7, 2018 (1) to June 30, 2018
Revenues	$6,973,211	$5,020,688	$13,424,712	$7,951,778
Expenses	(6,585,500)	(4,258,181)	(13,276,235)	(6,911,347)
Income before taxes	387,711	762,507	148,477	1,040,431
Income tax expense	(103,053)	(57,200)	(39,465)	(46,267)
Consolidated net income	284,658	$705,307	109,012	994,164
Net loss attributable to non-controlling interest	28,168	$22,438	64,803	22,438
Net income attributable to Lawn Doctor	$312,826	$727,745	$173,815	$1,016,602
Summarized Balance Sheet Data

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
Current assets	$6,991,954	$6,347,092
Non-current assets	$94,900,906	$94,024,715
Current liabilities	$4,653,642	$4,342,064
Non-current liabilities	$52,301,370	$50,312,347
Non-controlling interest	$(11,063)	$(40,952)
Stockholders’ equity	$44,948,911	$45,758,348
Polyform
Summarized Operating Data (Unaudited)

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	For the Period from February 7, 2018 (1) to June 30, 2018
Revenues	$3,815,425	$4,064,855	$8,221,289	$6,482,448
Expenses	(4,094,317)	(4,315,901)	(8,491,355)	(7,310,524)
Loss before income taxes	(278,892)	(251,046)	(270,066)	(828,076)
Income tax benefit	79,000	72,000	76,000	146,000
Net loss	$(199,892)	$(179,046)	$(194,066)	$(682,076)
Summarized Balance Sheet Data

	As of June 30, 2019 (Unaudited)	As of December 31, 2018
Current assets	$5,807,621	$5,481,783
Non-current assets	$32,179,761	$29,977,677
Current liabilities	$4,105,170	$963,823
Non-current liabilities	$18,454,623	$18,530,624
Stockholders’ equity	$15,427,589	$15,965,013
 FOOTNOTE:

(1)	February 7, 2018 is the date the Company acquired the initial businesses.

4. Fair Value of Financial Instruments

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior debt	$—	$—	$30,700,000	$30,700,000	$—	$—	$30,700,000	$30,700,000
Equity	—	—	54,251,000	54,251,000	—	—	51,800,000	51,800,000
Total investments	$—	$—	$84,951,000	$84,951,000	$—	$—	$82,500,000	$82,500,000
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.3% - 13.8% (11.3%) 7.7x – 12.1x (10.8x) 8.0x – 12.0x (10.9x)	Decrease Increase Increase
Equity	54,251,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.3% - 13.8% (11.3%) 7.7x – 12.1x (10.8x) 8.0x – 12.0x (10.9x)	Decrease Increase Increase
Total	$84,951,000

December 31, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	51,800,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,500,000
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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2019 and for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

	Six Months Ended June 30, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Net change in unrealized appreciation (1)	—	2,451,000	2,451,000
Fair value balance as of June 30, 2019	$30,700,000	$54,251,000	$84,951,000
Change in net unrealized appreciation in investments held as of June 30, 2019 (1)	$—	$2,451,000	$2,451,000

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	5,725,661	5,725,661
Fair value balance as of December 31, 2018	$30,700,000	$51,800,000	$82,500,000
Change in net unrealized appreciation in investments held as of December 31, 2018 (1)	$—	$5,725,661	$5,725,661
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.
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
Placement Agent/Dealer Manager
Commissions — Under the Class FA Private Offering, there is no selling commission for the sale of Class FA shares. Under the Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer”), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — Under the Class FA Private Offering, there is no placement agent fee for the sale of Class FA shares. Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of such dealer manager fees to participating broker-dealers.
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and its Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the 2018 Private Offering and Class FA Private Offering, and (B) 1.5% of the cumulative gross proceeds from the Public Offering. During the six months ended June 30, 2019, the Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.3 million in organization and offering costs based on actual amounts raised through the Offerings, of which $0.1 million was payable as of June 30, 2019. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.4 million and $0.1 million on behalf of the Company in connection with the Public Offering (exceeding the 1.5% limitation) and the Class FA Private Offering (exceeding the 1.0% limitation), respectively, as of June 30, 2019. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Class FA Private Offering to the extent such costs are within the 1.5% and 1.0% limitations, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees for the quarter ended June 30, 2019 and 2018 of approximately $0.3 million and $0.2 million, respectively. The Company incurred base management fees of approximately $0.5 million and $0.3 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) through June 30, 2018, respectively.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $0.5 million for the quarter and six months ended June 30, 2019 and approximately $0.3 million for the quarter ended June 30, 2018 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $0.6 million and $0.8 million during the quarter and six months ended June 30, 2019, respectively, and approximately $0.1 million and $0.2 million during the quarter ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of June 30, 2019, the amount of expense support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was approximately $0.4 million. The Company’s obligation to reimburse the Manager and Sub-Manager for expense support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of June 30, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million during each of the quarter ended June 30, 2019 and 2018, and approximately $0.4 million and $0.2 million, during the six months ended June 30, 2019 and during the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively.
Related party fees and expenses incurred for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) through June 30, 2018 are summarized below:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

Related Party	Source Agreement & Description	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Managing Dealer	Managing Dealer Agreement: Commissions	$133,905	$4,350	$419,582	$4,350
	Dealer Manager Fees	73,569	2,038	212,203	2,038
	Annual distribution and shareholder servicing fees	9,048	52	15,817	52
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	141,445	18,107	312,712	725,153
	Base management fees (1)	265,128	194,974	506,766	283,536
	Total return incentive fees (1)	496,660	308,735	496,660	308,735
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(610,447)	(144,146)	(826,520)	(187,358)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	43,086	23,657	54,950	43,551
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

(2)
Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

The following table presents amounts due from (to) related parties as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Due from related parties:
Expense Support	$826,520	$389,774
Total due from related parties	826,520	389,774
Due to related parties:
Organization and offering expenses	(55,968)	(66,894)
Base management fees	(89,595)	(78,967)
Total return incentive fee	(496,660)	(1,015,228)
Reimbursement of third-party operating expenses	(43,086)	(9,101)
Annual distribution and shareholder servicing fees	(3,281)	(1,866)
Total due to related parties	(688,590)	(1,172,056)
Net due from (to) related parties	$137,930	$(782,282)
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

6. Distributions
The following table reflects the total distributions declared during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) through June 30, 2018:

	Six Months Ended June 30, 2019			Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Distribution Period	Distributions Declared (1)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (3)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter(5)	$1,235,971	$121,011	$1,114,960	$302,841	$2,299	$300,542
Second Quarter(6)	1,360,259	192,895	1,167,364	1,026,590	19,767	1,006,823
	$2,596,230	$313,906	$2,282,324	$1,329,431	$22,066	$1,307,365
FOOTNOTES:

(1)
During 2019, the Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
January 1, 2019 - June 30, 2019 (6 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167

(2)
Includes distributions reinvested in July 2019 of $68,914 related to distributions declared based on record dates in June 2019 and excludes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(3)
During 2018, the Company’s board of directors declared distributions per share on a weekly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - June 26, 2018 (16 record dates)	0.024038	0.024038	0.019231	0.021635	0.024038

(4)	Includes distributions reinvested in July 2018 of $7,208 related to distributions declared based on record dates in June 2018.

(5)	Distributions declared for the record dates in March 2019 and 2018 were paid in April 2019 and 2018, respectively.

(6)	Distributions declared for the record dates in June 2019 and 2018 were paid in July 2019 and 2018, respectively.
The sources of declared distributions on a GAAP basis were as follows:

	Six Months Ended June 30, 2019		Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$2,301,835	88.7%	$1,307,313	98.3%
Distributions in excess of net investment income(2)	294,395	11.3%	22,118	1.7%
Total distributions declared	$2,596,230	100.0%	$1,329,431	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $826,520 and $187,358 for the six months ended June 30, 2019 and for the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the periods presented.
In June 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 30, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares and $0.104167 per share for Class I shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays annual distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2019, the Public Offering price was $29.23 per Class A share, $28.20 per Class T share, $26.45 per Class D share and $26.91 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees by share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Public Offering.
Class FA Private Offering
In April 2019, the Company began offering up to $50 million of Class FA shares under the Class FA Private Offering, on a best efforts basis, which means that CNL Securities Corp., as the Placement Agent of the Private Offering, uses its best effort but is not required to sell any specific amount of shares. There is no selling commission or placement agent fee for the sale of Class FA shares under the Class FA Private Offering. The Class FA Private Offering will terminate on October 31, 2019, unless extended by the Company’s board of directors. As of June 30, 2019, the purchase price for each Class FA share was $27.16.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2019 and for the period from February 7, 2018 (commencement of operations) to June 30, 2018:

	Six Months Ended June 30, 2019
	Proceeds from Class FA Private Offering and Public Offering				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	112,850	$3,065,000	$—	$3,065,000	—	$—	112,850	$3,065,000	$27.16
Class A	271,104	7,763,365	(582,606)	7,180,759	4,636	122,579	275,740	7,303,338	26.49
Class T	37,140	1,035,350	(49,179)	986,171	221	5,900	37,361	992,071	26.55
Class D	79,791	2,100,000	—	2,100,000	2,653	69,442	82,444	2,169,442	26.31
Class I	344,389	9,154,902	—	9,154,902	2,780	73,860	347,169	9,228,762	26.58
	845,274	$23,118,617	$(631,785)	$22,486,832	10,290	$271,781	855,564	$22,758,613	$26.60

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Proceeds from 2018 Private Offering and Public Offering				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A	1,824	50,000	(4,250)	45,750	582	14,620	2,406	60,370	25.09
Class T	1,704	45,000	(2,138)	42,862	—	—	1,704	42,862	25.15
Class D	6,730	170,000	—	170,000	—	—	6,730	170,000	25.26
Class I	32,812	825,000	—	825,000	9	238	32,821	825,238	25.14
	3,301,330	$82,546,500	$(6,388)	$82,540,112	591	$14,858	3,301,921	$82,554,970	25.00

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in July 2019 related to the payment of distributions declared in June 2019 and include distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

(2)
The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through its Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

(3)
The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.1 million and 3.3 million Class FA shares sold under the terms of the Class FA Private Offering and 2018 Private Offering, respectively.

(4)	Amounts exclude distributions reinvested in July 2018 related to the payment of distributions declared in June 2018.
Share Repurchase Program
On March 29, 2019, the Company’s board of directors approved and adopted a share repurchase program (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company will limit the number of shares to be repurchased during any calendar quarter to the number of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the quarter ended June 30, 2019, the Company received requests for the repurchase of approximately $0.3 million of the Company’s common shares, which exceeded proceeds received from its distribution reinvestment plan in the previous quarter by approximately $0.2 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Total	11,389	$308,038	$27.05
As of June 30, 2019, the Company had a payable for shares repurchased of approximately $0.3 million. There were no share repurchases during the period from February 7, 2018 (commencement of operations) to June 30, 2018.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “Line of Credit”). The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. The Company is required to pay a fee of 0.4% of each borrowing with a maximum fee of $80,000 over the 364 day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate of 30-day LIBOR plus an applicable spread of 2.75%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all of any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the Loan Agreement, in June 2019, the Company entered into an assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from its public and private offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance.
The Company had not borrowed any amounts under the Line of Credit as of June 30, 2019.

9. Concentrations of Risk
As of June 30, 2019 and for the six months ended June 30, 2019, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	43.8%	41.7%
Polyform	47.0%	24.3%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations which would impact its ability to make distributions to shareholders.

10. Commitment & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
As of June 30, 2019, the Company had a material commitment related to the Purchase Agreement discussed in Note 3. “Investments.” See Note 12. “Subsequent Events” for additional information.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2019, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) through June 30, 2018.

	Six Months Ended June 30, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss), before expense support(1)	0.44	0.06	0.07	0.22	(0.01)
Expense support(1)(2)	0.17	0.26	0.14	—	0.40
Net investment income(1)	0.61	0.32	0.21	0.22	0.39
Net realized and unrealized gains(1)(3)	0.56	0.61	0.59	0.57	0.60
Net increase resulting from investment operations	1.17	0.93	0.80	0.79	0.99
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)
Net Asset Value, End of Period	$27.19	$26.74	$26.84	$26.46	$26.91
Net assets, end of period	$91,718,198	$12,509,598	$1,846,952	$5,433,648	$15,928,594
Average net assets(5)	$87,542,845	$8,502,674	$1,365,893	$3,721,724	$10,816,273
Shares outstanding, end of period	3,372,710	467,884	68,813	205,333	591,950
Distributions declared	$2,041,416	$198,538	$25,498	$79,364	$251,414
Total investment return based on net asset value(6)	4.37%	3.55%	3.05%	3.06%	3.76%
Total investment return based on net asset value after total return incentive fee(6)	4.37%	3.55%	3.05%	3.06%	3.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.06%	3.05%	3.29%	2.67%	2.84%
Total operating expenses before expense support	1.50%	3.42%	3.29%	2.67%	3.63%
Total operating expenses after expense support	0.84%	2.43%	2.75%	2.67%	2.13%
Net investment income before total return incentive fee(9)	2.28%	1.22%	0.79%	0.85%	1.47%
Net investment income	2.28%	1.22%	0.79%	0.85%	1.47%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Period February 7, 2018 (8) through June 30, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE(10)
Net Asset Value, Beginning of Period(11)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income before expense support(1)	0.34	(2.32)	(0.24)	(0.12)	(0.17)
Expense support(1)(2)	0.06	2.43	0.31	0.12	0.38
Net investment income(1)	0.40	0.11	0.07	—	0.21
Net realized and unrealized gains(1)(3)	0.44	0.55	0.29	0.17	0.45
Net increase resulting from investment operations	0.84	0.66	0.36	0.17	0.66
Distributions to shareholders(4)	(0.41)	(0.29)	(0.10)	(0.02)	(0.26)
Net decrease resulting from distributions to shareholders	(0.41)	(0.29)	(0.10)	(0.02)	(0.26)
Net Asset Value, End of Period	$25.43	$25.37	$25.42	$25.41	$25.40

Net assets, end of period	$83,076,581	$61,052	$43,307	$171,018	$833,767
Average net assets(5)	$82,088,518	$10,152	$40,449	$170,204	$517,198
Shares outstanding, end of period	3,266,260	2,406	1,704	6,730	32,821
Distributions declared	$1,323,527	$126	$149	$146	$5,483
Total investment return based on net asset value(6)(12)	3.52%	2.64%	1.43%	0.68%	2.67%
Total investment return based on net asset value after total return incentive fee(6)(12)	3.36%	2.64%	1.43%	0.68%	2.67%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.58%	16.17%	2.61%	1.70%	3.35%
Total operating expenses before expense support	1.96%	18.13%	2.98%	1.87%	4.03%
Total operating expenses after expense support	1.74%	8.50%	1.78%	1.41%	2.52%
Net investment income before total return incentive fee(9)	1.74%	0.43%	0.27%	(0.01)%	0.83%
Net investment income	1.59%	0.43%	0.27%	(0.01)%	0.83%
FOOTNOTES:

(1)	The per share amounts presented are based on weighted average shares outstanding.

(2)	Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.

(3)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating fair values for the portfolio investments.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2019, all of the total return incentive fees were covered by expense support. For the period February 7, 2018 through June 30, 2018, all of the total return incentive fees for the Class A, Class T, Class D and Class I shares were covered by expense support and approximately 58.2% of the total return incentive fees for Class FA shares were covered by expense support.

(10)
Operating performance per share for the period from February 7, 2018 to June 30, 2018 was previously calculated based on the first investor for each share class. This presentation has been updated to conform to the current year presentation based on weighted average shares outstanding during the period.

(11)
The net asset value as of the beginning of the period is based on the price of shares sold, net of any sales load, to the initial investor of each respective share class. All Class FA shares sold in the 2018 Private Offering were sold at the same per share amount. The first investors for Class A, Class T, Class D and Class I shares purchased their shares in April 2018, May 2018, June 2018 and April 2018, respectively.

(12)
Total investment return for the period from February 7, 2018 to June 30, 2018 was previously calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class. This presentation has been updated to conform to the current year presentation described in footnote (6) above.

12. Subsequent Events
Distributions
In July 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 29, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, and $0.104167 per share for Class I shares.
Offerings
The Company launched an additional Class FA private offering in July 2019 (the “Follow-On Class FA Private Offering” and collectively with the Class FA Private Offering, the “Class FA Private Offerings”) pursuant to Rule 506(c) under Regulation D of the Securities Act. In connection with the Follow-On Class FA Private Offering, the Company entered into a placement agent agreement with CNL Securities Corp. (the “Placement Agent”), an affiliate of the Manager. The Follow-On Class FA Private Offering is being offered on a best efforts basis, which means that the Placement Agent will use its best efforts but is not required to sell any specific amount of shares. The Company will pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Follow-On Class FA Private Offering until the earlier of: (i) the date the Company has sold the maximum offering amount of the Follow-On Class FA Private Offering or (ii) October 31, 2019. However, the Company reserves the right to extend the outside date of the Follow-On Class FA Private Offering in its sole discretion but in no event later than December 31, 2019.
In July 2019, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering and Class FA Private Offerings. The new offering prices are effective as of July 26, 2019. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering and Class FA Private Offerings:

	Class FA	Class A	Class T	Class D	Class I
Effective July 26, 2019:
Offering Price, Per Share	$27.19	$29.22	$28.18	$26.46	$26.91
Selling Commissions, Per Share	—	1.75	0.85	—	—
Dealer Manager Fees, Per Share	—	0.73	0.49	—	—
Capital Transactions

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019

During the period July 1, 2019 through August 2, 2019, the Company received additional net proceeds from the Class FA Private Offering, Public Offering and its distribution reinvestment plan of:

	Class FA Private Offering and Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	49,643	$1,350,000	$—	$1,350,000	—	$—	49,643	$1,350,000	$27.19
Class A	44,680	1,280,230	(85,699)	1,194,531	1,063	28,437	45,743	1,222,968	26.74
Class T	8,091	228,000	(10,830)	217,170	86	2,314	8,177	219,484	26.84
Class D	24,641	652,000	—	652,000	529	13,998	25,170	665,998	26.46
Class I	80,885	2,176,618	—	2,176,618	898	24,164	81,783	2,200,782	26.91
	207,940	$5,686,848	$(96,529)	$5,590,319	2,576	$68,913	210,516	$5,659,232	$26.88
Acquisition
On August 1, 2019, the Company acquired a controlling interest of approximately 81% in Roundtables, pursuant to the Purchase Agreement described in Note 3. “Investments”. The Company made a $44.5 million investment consisting of approximately $32.4 million of common equity and approximately $12.1 million of senior secured notes. Under the Purchase Agreement, the Seller has the opportunity to earn up to an additional $2.0 million based on the achievement by Roundtables of certain performance metrics. The final purchase price is subject to this and other post-closing adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) through June 30, 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the six months ended June 30, 2019 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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

Our Common Shares Offerings
The 2018 Private Offering
We commenced operations on February 7, 2018 when we met our minimum offering requirement of $80 million in Class FA shares under the 2018 Private Offering and issued approximately 3.3 million Class FA shares resulting in gross proceeds of approximately $81.7 million. The 2018 Private Offering was closed in February 2018.
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

Since the Public Offering became effective through June 30, 2019, we have received net proceeds from the Public Offering of approximately $35.3 million, including approximately $0.4 million received through our distribution reinvestment plan. As of June 30, 2019, the Public Offering price was $29.23 per Class A share, $28.20 per Class T share, $26.45 per Class D share and $26.91 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through June 30, 2019, we have incurred selling commissions and dealer manager fees of approximately $1.1 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through June 30, 2019 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.5 million based on actual amounts raised through the Public Offering since the Public Offering became effective through June 30, 2019. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In July 2019, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of July 26, 2019. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective July 26, 2019:
Public Offering Price, Per Share	$29.22	$28.18	$26.46	$26.91
Selling Commissions, Per Share	1.75	0.85	—	—
Dealer Manager Fees, Per Share	0.73	0.49	—	—
Class FA Private Offerings
We are currently conducting separate Class FA Private Offerings of up to $50.0 million each of Class FA shares pursuant to 506(c) under Regulation D. CNL Securities Corp., an affiliate of the Manager, will serve as placement agent for each Class FA Private Offering. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct each Class FA Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of each respective Class FA Private Offering or (ii) October 31, 2019. However, we reserve the right to extend the outside date of each Class FA Private Offering in our sole discretion but in no event later than December 31, 2019.
In June 2019, we met our minimum offering amount with approximately $3.1 million in aggregate gross proceeds from subscriptions for Class FA Shares from the Class FA Private Offering and we held our initial escrow closing on subscriptions for the Class FA Private Offering. There are no selling commissions or placement agent fees for the sale of Class FA shares in our Class FA Private Offering.
Under the Follow-On Class FA Private Offering we will pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except where the selling commission or placement agent fee may be reduced.
In conjunction with the launch of the Class FA Private Offering, our board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
In July 2019, our board of directors approved a new per share offering price of $27.19 for the Class FA shares in the Class FA Private Offerings.

Portfolio and Investment Activity
In August 2019, we acquired a controlling interest of approximately 81% in Roundtables, pursuant to the Purchase Agreement entered into in June 2019 described in Note 3. “Investments” of Item 1. “Financial Statements”. The Company made a $44.5 million investment consisting of approximately $32.4 million of common equity and approximately $12.1 million of senior secured notes. Under the Purchase Agreement, the Seller has the opportunity to earn up to an additional $2.0 million based on the achievement by Roundtables of certain performance metrics. The final purchase price is subject to this and other post-closing adjustments.

In February 2018, we acquired a controlling equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien note to Lawn Doctor. Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. As of June 30, 2019, we owned approximately 62.5% of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of our investments in Lawn Doctor was approximately $30.5 million for our common equity investment and $15.0 million for our debt investment as of June 30, 2019.
In February 2018, we acquired a controlling equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.  As of June 30, 2019, we owned approximately 87.1% of the outstanding equity in Polyform on an undiluted basis. The cost basis of our investments in Polyform was approximately $15.6 million for our common equity investment and $15.7 million for our debt investment as of June 30, 2019.
The debt investments in the form of a second lien secured note issued to Lawn Doctor and in the form of a first lien secured note issued to Polyform as described above accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of June 30, 2019, Lawn Doctor and Polyform were in compliance with our debt covenants.
As of June 30, 2019 and December 31, 2018, our investment portfolio included four distinct investment positions comprised of the following:

	As of June 30, 2019			As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	18.5%	$15,700,000	$15,700,000	19.0%
Senior secured debt - second lien	15,000,000	15,000,000	17.6%	15,000,000	15,000,000	18.2%
Total senior debt	30,700,000	30,700,000	36.1%	30,700,000	30,700,000	37.2%
Equity	46,074,339	54,251,000	63.9%	46,074,339	51,800,000	62.8%
Total investments	$76,774,339	$84,951,000	100.0%	$76,774,339	$82,500,000	100.0%
As of June 30, 2019 and December 31, 2018, the weighted average yield on our debt portfolio was 16.0%.
See Note 3. “Investments” in Item 1. “Financial Statements” for additional information related to our investments.
Concentrations of Risk
As of June 30, 2019 and for the six months ended June 30, 2019, we had the following portfolio companies that individually accounted for 10% or more of our aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	43.8%	41.7%
Polyform	47.0%	24.3%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
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
Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)
Lawn Doctor

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	For the Period from February 7, 2018 (1) to June 30, 2018
Net income attributable to Lawn Doctor (GAAP)	$312,826	$727,745	$173,815	$1,016,602
Interest and debt related expenses	1,098,544	1,109,998	2,187,878	1,657,897
Depreciation and amortization	619,186	515,886	1,248,860	820,176
Income tax expense	103,053	57,200	39,465	46,267
Adjusted EBITDA (non-GAAP)	$2,133,609	$2,410,829	$3,650,018	$3,540,942
Polyform

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	For the Period from February 7, 2018 (1) to June 30, 2018
Net loss (GAAP)	$(199,892)	$(179,046)	$(194,066)	$(682,076)
Interest and debt related expenses	728,147	728,147	1,448,292	1,157,093
Depreciation and amortization	412,120	625,153	823,564	984,751
Income tax benefit	(79,000)	(72,000)	(76,000)	(146,000)
Transaction related expenses (2)	—	31,657	—	353,910
Adjusted EBITDA (non-GAAP)	$861,375	$1,133,911	$2,001,790	$1,667,678
 FOOTNOTES:

(1)	February 7, 2018 is the date we acquired the initial businesses.

(2)	Transaction related expenses are non-recurring.

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

We will be dependent upon the earnings of and cash flow from the businesses that we acquire to meet our corporate overhead and management fee expenses and to make distributions. These earnings and cash flows, net of any minority interests in these businesses, will be available:

•	first, to meet our management fees and corporate overhead expenses ; and

•	second, to fund business operations and distributions by us to shareholders.
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
As of June 30, 2019 and December 31, 2018, we had approximately $43.2 million and $21.7 million of cash, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $22.5 million and $80.1 million in net proceeds (0.8 million shares and 3.3 million shares, respectively) during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively, from our Offerings, which excludes approximately $0.3 million (10,290 shares) and $0.01 million (591 shares) raised through our distribution reinvestment plan during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. Additionally, the amount raised during the period from February 7, 2018 (commencement of operations) to June 30, 2018 included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.” As of June 30, 2019, we had approximately 945 million common shares available for sale through the Public Offering and Class FA Private Offerings.
Operating Activities. During the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $1.3 million and $1.5 million, respectively. The decrease in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to a decrease in net amounts due from related parties of approximately $1.1 million and a decrease in accounts payable of approximately $0.3 million, offset by (i) an increase in net investment income of approximately $1.0 million primarily due to an increase in interest earned on our debt investments and distributions from our equity investments and (ii) a decrease in payments of organization and offering expenses of approximately $0.2 million.
Borrowings. In June 2019, the Company, through a wholly-owned subsidiary, entered into a Loan Agreement for a $20.0 million Line of Credit. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. We had not borrowed any amounts under the Line of Credit as of June 30, 2019.
Uses of Liquidity and Capital Resources
Investments. We used approximately $74.4 million of the cash proceeds from the 2018 Private Offering to purchase our initial businesses during the period from February 7, 2018 (commencement of operations) to June 30, 2018. We did not acquire any new businesses or investments during the six months ended June 30, 2019.
Distributions. We paid distributions to our shareholders of approximately $2.2 million and $1.0 million during the six months ended June 30, 2019 and during the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. See “Distributions” below for additional information.

Distributions Declared
In January 2019, our board of directors began declaring cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. During the six months ended June 30, 2019, our board of directors declared six monthly distributions totaling approximately $2.6 million, of which approximately $2.3 million was paid to shareholders and $0.3 million was reinvested through the distribution reinvestment plan (including amounts paid and reinvested in July 2019 of approximately $0.4 million and $0.07 million, respectively).
During the period from February 7, 2018 (commencement of operations) to June 30, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates, and such distributions were paid monthly in arrears. Our board of directors declared 17 weekly distributions starting March 7, 2018 through and including June 26, 2018, totaling approximately $1.3 million, of which approximately $1.3 million was paid to shareholders and $0.02 million was reinvested through the distribution reinvestment plan during the period February 7, 2018 (commencement of operations) to June 30, 2018, all of which was paid and reinvested in July 2018. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Six Months Ended June 30, 2019		Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$2,301,835	88.7%	$1,307,313	98.3%
Distributions in excess of net investment income(2)	294,395	11.3%	22,118	1.7%
Total distributions declared(3)	$2,596,230	100.0%	$1,329,431	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $826,520 and $187,358 for the six months ended June 30, 2019 and for the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the six months ended June 30, 2019, includes $313,906 of distributions reinvested pursuant to our distribution reinvestment plan, of which $68,914 was reinvested in July 2019 with the payment of distributions declared in June 2019. For the period from February 7, 2018 to June 30, 2018, includes $22,066 of distributions reinvested pursuant to our distribution reinvestment plan, of which $7,208 was reinvested in July 2018.

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
The purchase price for shares purchased under our distribution reinvestment plan is equal to the most recently determined and published net asset value per share of the applicable class of shares. Because the annual distribution and shareholder servicing fee is calculated based on net asset value, it reduces net asset value and/or distributions with respect to Class T shares and Class D shares, including shares issued under the distribution reinvestment plan with respect to such share classes. To the extent newly issued shares are purchased from us under the distribution reinvestment plan or shareholders elect to reinvest their cash distribution in our shares, we retain and/or receive additional funds for acquisitions and general purposes including the repurchase of shares under the Share Repurchase Program.
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

Share Repurchase Program
We adopted a Share Repurchase Program effective March 2019, pursuant to which we conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date is generally the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the Share Repurchase Program. If we determine to repurchase shares, the Share Repurchase Program also limits the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The Share Repurchase Program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
The aggregate amount of funds under the Share Repurchase Program is determined on a quarterly basis at the sole discretion of our board of directors. During any calendar quarter, the total amount of aggregate repurchases is limited to the aggregate proceeds from our distribution reinvestment plan during the previous quarter unless our board of directors determines otherwise. At the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, from among the requests for repurchase received by us based upon the total number of shares for which repurchase was requested and the order of priority described in the Share Repurchase Program. We may repurchase shares including fractional shares, computed to three decimal places.
During the quarter ended June 30, 2019, we received requests for the repurchase of approximately $0.3 million of our common shares, which exceeded proceeds received from its distribution reinvestment plan in the previous quarter by approximately $0.2 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Total	11,389	$308,038	$27.05

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
The following is a summary of our operating results for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) to June 30, 2018:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Total investment income	$1,843,164	$2,023,986	$3,612,949	$2,752,202
Total operating expenses	(1,282,161)	(1,163,660)	(2,137,634)	(1,632,247)
Expense support	610,447	144,146	826,520	187,358
Net investment income	1,171,450	1,004,472	2,301,835	1,307,313
Net change in unrealized appreciation on investments	2,170,000	928,424	2,451,000	1,452,873
Net increase in net assets resulting from operations	$3,341,450	$1,932,896	$4,752,835	$2,760,186
Investment Income
Investment income consisted of the following for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) to June 30, 2018:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Interest income	$1,437,422	$1,263,063	$2,800,702	$1,991,279
Dividend income	405,742	760,923	812,247	760,923
Total investment income	$1,843,164	$2,023,986	$3,612,949	$2,752,202
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of June 30, 2019 and 2018. As of June 30, 2019 and 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $1.2 million for each of the quarter ended June 30, 2019 and 2018, while interest income earned on our cash accounts was approximately $0.2 million and $0.02 million, respectively. Interest income from our debt investments was approximately $2.5 million and $2.0 million for the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively, while interest income earned on our cash accounts was approximately $0.3 million and $0.03 million, respectively.
During the quarter ended June 30, 2019 and 2018, we received dividend income of approximately $0.4 million and $0.8 million, respectively, from our equity investments. We received dividend income of approximately $0.8 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of investments that we expect to result from existing cash, borrowings and an expected increase in capital available for investment using proceeds from our Offerings.
Operating Expenses
Our operating expenses for the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) to June 30, 2018 were as follows:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Organization and offering expenses	$136,303	$317,230	$322,004	$538,794
Base management fees	265,128	194,974	506,766	283,536
Total return incentive fees	496,660	308,735	496,660	308,735
Professional services	182,491	168,862	410,006	232,530
Director fees and expenses	53,380	45,210	111,079	82,280
General and administrative expenses	30,255	61,000	58,311	93,810
Custodian and accounting fees	61,817	39,520	123,967	64,433
Insurance expense	47,079	28,077	93,024	28,077
Annual distribution and shareholder servicing fees	9,048	52	15,817	52
Total operating expenses	1,282,161	1,163,660	2,137,634	1,632,247
Expense support	(610,447)	(144,146)	(826,520)	(187,358)
Net expenses	$671,714	$1,019,514	$1,311,114	$1,444,889
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
We expensed organization and offering expenses of approximately $0.1 million and $0.3 million for the quarter ended June 30, 2019 and 2018, respectively, and approximately $0.3 million and $0.5 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The decrease in organization and offering expenses is primarily due to a decrease in gross proceeds raised through our Offerings during the quarter and six months ended June 30, 2019, as compared to the same periods of 2018.

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
We incurred base management fees of approximately $0.3 million and $0.2 million during the quarter ended June 30, 2019 and 2018, respectively, and approximately $0.5 million and $0.3 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets during the quarter and six months ended June 30, 2019, as compared to the same periods of 2018.
Total Return Incentive Fee
The Manager and Sub-Manager are eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We accrue (but do not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and perform a final reconciliation at completion of each calendar year. The total return incentive fee is due and payable to the Manager and Sub-Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement.
We incurred total return incentive fees of approximately $0.5 million during the quarter and six months ended June 30, 2019 and $0.3 million during the quarter ended June 30, 2018 and during the period from February 7, 2018 (commencement of operations) to June 30, 2018. The increase in total return incentive fees during the quarter and six months ended June 30, 2019 is primarily attributable to an increase in unrealized appreciation on investments as compared to the same periods of 2018.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $0.4 million and $0.3 million during the quarter ended June 30, 2019 and 2018, respectively, and approximately $0.8 million and $0.5 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The increase in other operating expenses during the quarter ended June 30, 2019 is primarily attributable to an increase in the number of shareholders, as compared to the same period of 2018. The increase in other operating expenses during the six months ended June 30, 2019 is primarily attributable to a full six month period of operations as compared to a partial period during the period from February 7, 2018 (commencement of operations) to June 30, 2018, and, to a lesser extent, an increase in the number of shareholders.
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
We incurred annual distribution and shareholder servicing fees of $9,048 and $52 during the quarter ended June 30, 2019 and 2018, respectively, and $15,817 and $52 during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The increase in annual distribution and shareholder servicing fees during the quarter and six months ended June 30, 2019, is directly attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $0.6 million and $0.1 million during the quarter ended June 30, 2019 and 2018, respectively, and approximately $0.8 million and $0.2 million during the six months ended June 30, 2019 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of June 30, 2019.
Net Change in Unrealized Appreciation
During the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) to June 30, 2018, net unrealized appreciation on investments consisted of the following:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Unrealized appreciation	$2,170,000	$928,424	$2,451,000	$1,452,873
Unrealized depreciation	—	—	—	—
Total net unrealized appreciation	$2,170,000	$928,424	$2,451,000	$1,452,873
The net change in unrealized appreciation for all periods presented primarily pertained to our investment in the equity of Lawn Doctor.  Such unrealized appreciation is based on the current fair value of such investment as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, Lawn Doctor’s strong performance in comparison to budgeted results for the year, future growth prospects of Lawn Doctor, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
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
Net Assets
During the quarter ended June 30, 2019 and 2018, the six months ended June 30, 2019, and the period from February 7, 2018 (commencement of operations) to June 30, 2018, the change in net assets consisted of the following:

	Quarter Ended June 30, 2019	Quarter Ended June 30, 2018	Six Months Ended June 30, 2019	Period from February 7, 2018 (Commencement of Operations) to June 30, 2018
Operations	$3,341,450	$1,932,896	$4,752,835	$2,760,186
Distributions to shareholders	(1,360,259)	(1,026,590)	(2,596,230)	(1,329,431)
Capital share transactions	11,776,317	1,098,470	22,450,575	82,554,970
Change in net assets	$13,757,508	$2,004,776	$24,607,180	$83,985,725

Operations increased by approximately $1.4 million and $2.0 million during the quarter and six months ended June 30, 2019, respectively, as compared to the quarter ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively. The increase in operations is primarily due to an increase of approximately $1.2 million and $1.0 million in the net change in unrealized appreciation during the quarter and six months ended June 30, 2019, respectively, and an increase of approximately $0.2 million and $1.0 million in net investment income, respectively.
Distributions increased approximately $0.3 million and $1.3 million during the quarter and six months ended June 30, 2019, respectively, as compared to the quarter ended June 30, 2018 and the period from February 7, 2018 (commencement of operations) to June 30, 2018, respectively, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $10.7 million during the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018, primarily due to an increase in proceeds raised through our Public Offering of approximately $7.7 million, an increase in proceeds raised through our Class FA Private Offering of approximately $3.1 million and an increase in proceeds raised through our distribution reinvestment plan of approximately $0.2 million, offset by an increase in share repurchases of approximately $0.3 million. Capital share transactions decreased approximately $60.1 million during the six months ended June 30, 2019, as compared to the period from February 7, 2018 (commencement of operations) to June 30, 2018. The decrease was primarily due to the fact that during the period from February 7, 2018 (commencement of operations) to June 30, 2018, we raised net proceeds of approximately $81.5 million through the 2018 Private Offering, which we closed in February 2018, and approximately $1.1 million through our Public Offering. During the six months ended June 30, 2019, we raised net proceeds of approximately $19.4 million through our Public Offering, approximately $3.1 million through our Class FA Private Offering, and approximately $0.3 million through our distribution reinvestment plan. Capital share transactions were reduced during the six months ended June 30, 2019 as a result of the repurchasing of $0.3 million in shares under the Share Repurchase Program, which became effective in March 2019. No shares were repurchased in 2018.
Cumulative total returns without upfront selling commissions and dealer manager fees from inception to June 30, 2019 were 15.7% for Class FA, 13.4% for Class A, 11.2% for Class T, 9.4% for Class D and 14.0% for Class I. Cumulative total returns assuming full upfront selling commissions and dealer manager fees from inception to June 30, 2019 were 3.8% for Class A and 6.0% for Class T.
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

Hedging Activities
As of June 30, 2019, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. As of June 30, 2019, the amount of Expense Support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was $0.4 million. Our obligation to reimburse the Manager and Sub-Manager for Expense Support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of June 30, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
We had not borrowed any money as of June 30, 2019. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Exchange Rate Sensitivity
At June 30, 2019, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2019, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K, risk factors which materially affect our business, financial condition or results of operations. The following risk factor is added to the risk factors previously disclosed. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We, and our businesses, are subject to a variety of federal, state and international laws and other obligations regarding data protection.
We, and our businesses, are subject to a variety of federal, state and international laws and other obligations regarding data protection. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing domestic and international requirements may cause the Company or its businesses to incur substantial costs or require the Company or one of its businesses to change its business practices. Any failure by the Company or by one of its businesses to comply with its own privacy policy, applicable association rules, or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company or one of its businesses by governmental entities or others. Additionally, given the data collection and distribution focus of Roundtables’ business, any failure could have a material impact on the use of its services by its customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In June 2019, we sold 112,850 Class FA shares under the Class FA Private Offering for net proceeds of approximately $3.1 million. We are conducting the Class FA Private Offering in reliance on the exemption from registration provided under Rule 506 (c) under Regulation D. There is no selling commission or placement agent fee for the sale of Class FA shares under the Class FA Private Offering. See Note 7. “Capital Transactions” in Item 1. “Financial Statements” for additional information related to the Class FA Private Offering. Class FA shares are not offered for sale in the Public Offering.
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
The Shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through June 30, 2019:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	1,324,836

Aggregate amount sold (3)	$36,002,210
Payment of underwriting compensation (4)	(1,103,635)	(1,103,635)	—
Net offering proceeds to the issuer	34,898,575
Distributions to shareholders (5)	(317,514)	(13)	(317,501)
Remaining proceeds from the Offering	$34,581,061
FOOTNOTES:

(1)
Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.

(2)
We are also offering up to $100,000,000 of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan.

(3)
Excludes approximately $0.4 million (14,134 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3,258,260 million shares) of unregistered Class FA shares sold in the 2018 Private Offering and approximately $3.1 million (112,850 shares) of unregistered Class FA shares sold in the Class FA Private Offering.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

(5)
Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of our Public Offering.  The amounts presented above represent the net proceeds used for such purposes.

Repurchase of Shares and Issuer Purchases of Equity Securities
On March 29, 2019, our board of directors approved and adopted a Share Repurchase Program (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend, suspend or terminate the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes
During the quarter ended June 30, 2018, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2019 to April 30, 2019	—	$—	—	$121,011
May 1, 2019 to May 31, 2019	—	—	—	121,011
June 1, 2019 to June 30, 2019	11,389	27.05	11,389	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2019, we received requests for the repurchase of approximately $0.3 million of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the previous quarter by approximately $0.2 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

1.1	Amended and Restated Managing Dealer Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

1.2	Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

1.3	Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019).

3.1
Certificate of Formation of CNL Strategic Capital, LLC dated August  8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2*	Fourth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC.

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2
Form of Subscription Agreement (incorporated by reference to Appendix B to the Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on April 5, 2019).

4.3	Share Repurchase Program (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

10.1	First Amendment to Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

10.2	Second Amendment to Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019).

10.3*	Stock Contribution and Purchase Agreement dated June 26, 2019 by and between Michael Auriemma and Roundtable Acquisition, LLC.

10.4	Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.5	Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.6	Assignment and Pledge of Deposit Account (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.7	Guaranty (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2019 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2019.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)