Form 10-Q
period 2019-09-30
CNL Strategic Capital, LLC
filed 2019-11-14
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 13, 2019, the Company had 3,716,838 Class FA shares, 605,867 Class A shares, 133,964 Class T shares, 283,423 Class D shares and 850,802 Class I shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments at fair value (amortized cost of $121,274,339 and $76,774,339 as of September 30, 2019 and December 31, 2018, respectively)	$130,270,000	$82,500,000
Cash	15,852,862	21,667,867
Deferred offering expenses	10,254	14,434
Net due from related parties (Note 5)	338,591	—
Prepaid expenses and other assets	156,415	70,833
Total assets	146,628,122	104,253,134
Liabilities
Accounts payable and other accrued expenses	453,839	282,856
Net due to related party (Note 5)	—	782,282
Distributions payable	531,486	358,186
Payable for shares repurchased	337,156	—
Payable for investments purchased	126,900	—
Total liabilities	1,449,381	1,423,324
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 and 3,400,000 shares authorized, respectively; 3,617,833 and 3,266,260 shares issued, respectively; 3,599,033 and 3,266,260 shares outstanding, respectively	3,599	3,266
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 576,523 and 192,388 shares issued, respectively; 576,279 and 192,388 shares outstanding, respectively	576	192
Class T Common shares, $0.001 par value, 658,620,000 and 662,620,000 shares authorized, respectively; 96,863 and 31,452 shares issued and outstanding, respectively	97	31
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 265,162 and 122,889 shares issued and outstanding, respectively	265	123
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 812,455 and 249,526 shares issued, respectively; 807,710 and 249,526 shares outstanding, respectively	808	250
Capital in excess of par value	136,855,022	97,229,217
Distributable earnings	8,318,374	5,596,731
Total Members’ Equity	$145,178,741	$102,829,810

Net assets, Class FA shares	$98,389,336	$87,061,758
Net assets, Class A shares	15,411,926	5,086,607
Net assets, Class T shares	2,600,195	834,576
Net assets, Class D shares	7,009,236	3,222,865
Net assets, Class I shares	21,768,048	6,624,004
Total Members’ Equity	$145,178,741	$102,829,810
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Investment Income
Interest income	$1,688,852	$1,292,957	$4,489,554	$3,284,236
Dividend income	405,439	658,067	1,217,686	1,418,990
Total investment income	2,094,291	1,951,024	5,707,240	4,703,226
Operating Expenses
Organization and offering expenses	168,395	210,288	490,399	749,082
Base management fees	355,893	211,025	862,659	494,561
Total return incentive fees	64,005	453,874	560,665	762,609
Professional services	212,157	140,708	622,163	373,238
Pursuit costs	76,052	—	76,052	—
Director fees and expenses	56,461	51,130	167,540	133,410
General and administrative expenses	39,513	16,029	97,824	109,839
Custodian and accounting fees	36,420	32,097	160,387	96,530
Insurance expense	64,057	46,966	157,081	75,043
Distribution and shareholder servicing fees	12,761	1,781	28,578	1,833
Total operating expenses	1,085,714	1,163,898	3,223,348	2,796,145
Expense support	(264,325)	(234,565)	(1,090,845)	(421,923)
Net expenses	821,389	929,333	2,132,503	2,374,222
Net investment income	1,272,902	1,021,691	3,574,737	2,329,004
Net change in unrealized appreciation on investments	819,000	3,317,000	3,270,000	4,769,873
Net increase in net assets resulting from operations	$2,091,902	$4,338,691	$6,844,737	$7,098,877

Common shares per share information:
Net investment income	$0.26	$0.30	$0.81	$0.70
Net increase in net assets resulting from operations	$0.42	$1.28	$1.54	$2.14
Weighted average number of common shares outstanding	4,930,620	3,386,842	4,438,246	3,320,882

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2019	4,706,690	$4,707	$119,678,947	$7,753,336	$127,436,990
Net investment income	—	—	—	1,272,902	1,272,902
Net change in unrealized appreciation on investments	—	—	—	819,000	819,000
Distributions to shareholders	—	—	—	(1,526,864)	(1,526,864)
Issuance of common shares through the Offerings	642,173	642	17,283,850	—	17,284,492
Issuance of common shares through distribution reinvestment plan	8,584	9	229,368	—	229,377
Repurchase of common shares pursuant to share repurchase program	(12,400)	(13)	(337,143)	—	(337,156)
Balance as of September 30, 2019	5,345,047	$5,345	$136,855,022	$8,318,374	$145,178,741

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810
Net investment income	—	—	—	3,574,737	3,574,737
Net change in unrealized appreciation on investments	—	—	—	3,270,000	3,270,000
Distributions to shareholders	—	—	—	(4,123,094)	(4,123,094)
Issuance of common shares through the Offerings	1,487,448	1,488	39,769,837	—	39,771,325
Issuance of common shares through distribution reinvestment plan	18,873	19	501,138	—	501,157
Repurchase of common shares pursuant to share repurchase program	(23,789)	(24)	(645,170)	—	(645,194)
Balance as of September 30, 2019	5,345,047	$5,345	$136,855,022	$8,318,374	$145,178,741

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER ENDED SEPTEMBER 30, 2018 AND FOR THE PERIOD FROM FEBRUARY 7, 2018 TO SEPTEMBER 30, 2018
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2018	3,309,921	$3,310	$82,751,660	$1,430,755	$84,185,725
Net investment income	—	—	—	1,021,691	1,021,691
Net change in unrealized appreciation on investments	—	—	—	3,317,000	3,317,000
Distributions to shareholders	—	—	—	(1,059,027)	(1,059,027)
Issuance of common shares through the Offerings	209,701	209	5,442,665	—	5,442,874
Issuance of common shares through distribution reinvestment plan	1,115	1	28,895	—	28,896
Balance as of September 30, 2018	3,520,737	$3,520	$88,223,220	$4,710,419	$92,937,159

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of February 7, 2018	8,000	$8	$199,992	$—	$200,000
Net investment income	—	—	—	2,329,004	2,329,004
Net change in unrealized appreciation on investments	—	—	—	4,769,873	4,769,873
Distributions to shareholders	—	—	—	(2,388,458)	(2,388,458)
Issuance of common shares through the Offerings	3,511,030	3,511	87,979,476	—	87,982,987
Issuance of common shares through distribution reinvestment plan	1,707	1	43,752	—	43,753
Balance as of September 30, 2018	3,520,737	$3,520	$88,223,220	$4,710,419	$92,937,159

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Operating Activities:
Net increase in net assets resulting from operations	$6,844,737	$7,098,877
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(44,500,000)	(74,374,339)
Net change in unrealized appreciation on investments	(3,270,000)	(4,769,873)
Amortization of deferred offering expenses	17,630	624,972
Amortization of deferred financing costs	3,801	—
(Decrease) increase in net due to related parties	(1,120,873)	487,514
Increase in payable for investments purchased	126,900	—
Increase in accounts payable and other accrued expenses	170,983	335,042
Increase in deferred offering expenses	(13,450)	(682,964)
Increase in prepaid expenses and other assets	(74,933)	(111,798)
Net cash used in operating activities	(41,815,205)	(71,392,569)
Financing Activities:
Proceeds from issuance of common shares	39,771,325	85,582,987
Shares repurchased	(308,038)	—
Distributions paid, net of distributions reinvested	(3,448,637)	(2,010,933)
Deferred financing costs	(14,450)	—
Net cash provided by financing activities	36,000,200	83,572,054
Net (decrease) increase in cash	(5,815,005)	12,179,485
Cash, beginning of period	21,667,867	199,683
Cash, end of period	$15,852,862	$12,379,168
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$501,157	$43,753
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$531,486	$333,772
Offering costs	$44,084	$20,618
Payable for shares repurchased	$337,156	$—
Non-cash contribution from an affiliate of the Sub-Manager	$—	$2,400,000
Non-cash purchase of investments	$—	$(2,400,000)

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2019
(UNAUDITED)

Company (1)		Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–19.2%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien						27,814,338	27,814,338

Senior Secured Note – Second Lien–10.3%
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Notes						$42,814,338	$42,814,338

Equity–60.2%
Auriemma U.S. Roundtables	(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor	(2)	Commercial and Professional Services			7,746	30,475,551	39,470,000
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity						$78,460,001	$87,455,662

TOTAL INVESTMENTS–89.7%	(3)					$121,274,339	$130,270,000
OTHER ASSETS IN EXCESS OF LIABILITIES–10.3%							14,908,741
NET ASSETS–100.0%							$145,178,741
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of September 30, 2019, the Company owned a controlling interest in this portfolio company.

(3)
As of September 30, 2019, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $10.5 million. The aggregate cost of securities for federal income tax purposes was approximately $119.8 million.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2018

Company (1)		Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–15.2%
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	$15,700,000	$15,700,000	$15,700,000
Senior Secured Note – Second Lien–14.6%
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Total Senior Secured Notes						$30,700,000	$30,700,000

Equity–50.4%
Lawn Doctor	(2)	Commercial and Professional Services			7,746	$30,475,551	$36,200,000
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity						$46,074,339	$51,800,000

TOTAL INVESTMENTS–80.2%	(3)					$76,774,339	$82,500,000
OTHER ASSETS IN EXCESS OF LIABILITIES–19.8%							20,329,810
NET ASSETS–100.0%							$102,829,810
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of December 31, 2018, the Company owned a controlling interest in this portfolio company.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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
In April and July 2019, the Company launched separate Class FA private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering”, respectively; collectively referred to as the “Class FA Private Offerings” and together with the Public Offering, the “Offerings”) pursuant to Rule 506(c) under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). CNL Securities Corp., an affiliate of the Manager, serves as the placement agent for each Class FA Private Offering.
The Class FA Private Offerings are offered on a best efforts basis, which means that the Placement Agent uses its best efforts but is not required to sell any specific amount of shares. The minimum offering requirement of the Class FA Private Offering was $2.0 million in Class FA shares. In June 2019, the Company met the minimum offering amount. There is no selling commission or placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. Under the Follow-On Class FA Private Offering the Company pays the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering.
Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct each of the Class FA Private Offerings until the earlier of: (i) the date the Company has sold the maximum offering amount of each respective Class FA Private Offering or (ii) December 31, 2019.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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
Paid in Capital
The Company records the proceeds from the sale of its common shares on a net basis to (i) capital stock and (ii) paid in capital in excess of par value, excluding upfront selling commissions and placement agent/dealer manager fees.
Share Repurchases
Under the Company’s share repurchase plan, a shareholder’s shares are deemed to have been redeemed as of the repurchase date, which will generally be the last business day of the month of a calendar quarter. Shares redeemed are retired and not available for reissue. See Note 7. “Capital Transactions” for additional information.
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
Distribution and Shareholder Servicing Fees
Under the Public Offering, the Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in its statements of operations as they are incurred.
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to the Line of Credit (as defined and further described in Note 8. “Borrowings”) will be deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs is included in general and administrative expense in the condensed statements of operations.
Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, organization and offering expenses, distribution and shareholder servicing fees, expense support and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such fees are attributable to the particular share classes, as determined by the Company’s board of directors, the Company’s governing agreements and, in certain cases, expenses which are specifically identifiable to a specific share class.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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
Income Taxes
Under U.S. GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the statements of operations.
The Company has and expects to continue to operate so that it will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation. Generally, the Company will not be taxable as a corporation if 90% or more of its gross income for each taxable year consists of “qualifying income” (generally, interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items) and the Company is not required to register under the Investment Company Act (the “qualifying income exception”). As a partnership, the individual shareholders are responsible for their proportionate share of the Company’s taxable income.
The Company has analyzed its tax positions taken on its income tax returns for all open tax years (tax years ended December 31, 2018 and 2017), and has concluded that no provision for income tax is required in the Company’s financial statements. During the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, the Company did not incur any interest or penalties.
Reclassifications
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net assets.

3. Investments
In June 2019, the Company, through its indirect wholly-owned subsidiary, Roundtable Acquisition, LLC (the “Buyer”), entered into a Stock Contribution and Purchase Agreement (the “Purchase Agreement”) with Michael Auriemma, an individual (“Seller”), to acquire a controlling interest in Auriemma U.S. Roundtables (“Roundtables”), a subscription-based information services and data analytics company for the consumer finance industry. In August 2019, the Company completed the acquisition pursuant to the Purchase Agreement. As of September 30, 2019, the Company owned approximately 80.8% of the outstanding equity in Roundtables on an undiluted basis. The cost basis of the Company’s investments in Roundtables was approximately $32.4 million of a common equity investment and $12.1 million of a debt investment as of September 30, 2019. Under the Purchase Agreement, the Seller has the opportunity to earn up to an additional $2.0 million based on the achievement by Roundtables of certain performance metrics. As of September 30, 2019, the criteria for earning the additional purchase price consideration had not been met and management determined that it was not probable that the metrics would be met; therefore an earn-out obligation was not accrued as of September 30, 2019. The final purchase price is subject to this and other post-closing adjustments. The Company made an additional debt investment in Roundtables in November 2019. See Note 12, “Subsequent Events” for additional information.
In February 2018, the Company acquired a controlling equity interest in Lawn Doctor, Inc. (“Lawn Doctor”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a second lien secured

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

note to Lawn Doctor. As of September 30, 2019 and December 31, 2018, the Company owned approximately 62.5% and 62.9%, respectively, of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of a common equity investment and $15.0 million of a debt investment as of September 30, 2019.
In February 2018, the Company acquired a controlling equity interest in Polyform Holdings, Inc. (“Polyform”) from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a first lien secured note to Polyform. As of September 30, 2019 and December 31, 2018, the Company owned approximately 87.1% of the outstanding equity in Polyform on an undiluted basis. The cost basis of the Company’s investments in Polyform was approximately $15.6 million of a common equity investment and $15.7 million of a debt investment as of September 30, 2019.
Collectively, all of the Company’s debt investments accrue interest at a per annum rate of 16.0% and have weighted average remaining years to maturity of 4.4 years. The note purchase agreements contain customary covenants and events of default. As of September 30, 2019, all of the Company’s portfolio companies were in compliance with the Company’s debt covenants.
As of September 30, 2019 and December 31, 2018, the Company’s investment portfolio is summarized as follows:

	As of September 30, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$27,814,338	$27,814,338	21.4%	19.2%
Senior secured debt - second lien	15,000,000	15,000,000	11.5	10.3
Total senior debt	42,814,338	42,814,338	32.9	29.5
Equity	78,460,001	87,455,662	67.1	60.2
Total investments	$121,274,339	$130,270,000	100.0%	89.7%

	As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$15,700,000	$15,700,000	19.0%	15.2%
Senior secured debt - second lien	15,000,000	15,000,000	18.2	14.6
Total senior debt	30,700,000	30,700,000	37.2	29.8
Equity	46,074,339	51,800,000	62.8	50.4
Total investments	$76,774,339	$82,500,000	100.0%	80.2%
As of September 30, 2019 and December 31, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2019 and December 31, 2018 were as follows:

Industry	September 30, 2019	December 31, 2018
Hobby Goods and Supplies	24.0%	37.9%
Commercial and Professional Services	41.8	62.1
Information Services and Advisory Solutions	34.2	—
Total	100.0%	100.0%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Geographic Dispersion(1)	September 30, 2019	December 31, 2018
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at September 30, 2019 and December 31, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) through September 30, 2018, and summarized balance sheet data as of September 30, 2019 (unaudited) and December 31, 2018:
Lawn Doctor
Summarized Operating Data (Unaudited)

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	For the Period from February 7, 2018 (1) to September 30, 2018
Revenues	$5,949,180	$3,533,131	$19,373,892	$11,484,909
Expenses	(5,864,011)	(3,938,707)	(19,140,246)	(10,850,054)
Income (loss) before taxes	85,169	(405,576)	233,646	634,855
Income tax (expense) benefit	(10,795)	122,186	1,740	75,919
Consolidated net income (loss)	74,374	(283,390)	235,386	710,774
Net loss attributable to non-controlling interest	75,297	24,589	140,100	47,027
Net income (loss) attributable to Lawn Doctor	$149,671	$(258,801)	$375,486	$757,801
Summarized Balance Sheet Data

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Current assets	$7,023,388	$6,347,092
Non-current assets	$94,632,872	$94,024,715
Current liabilities	$4,106,631	$4,342,064
Non-current liabilities	$52,738,234	$50,312,347
Non-controlling interest	$(86,360)	$(40,952)
Stockholders’ equity	$44,897,755	$45,758,348
Polyform
Summarized Operating Data (Unaudited)

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	For the Period from February 7, 2018 (1) to September 30, 2018
Revenues	$3,809,425	$3,442,541	$12,030,714	$9,924,989
Expenses	(4,136,275)	(3,756,836)	(12,627,630)	(11,067,360)
Loss before income taxes	(326,850)	(314,295)	(596,916)	(1,142,371)
Income tax benefit	93,000	90,000	169,000	236,000
Net loss	$(233,850)	$(224,295)	$(427,916)	$(906,371)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Summarized Balance Sheet Data

	As of September 30, 2019 (Unaudited)	As of December 31, 2018
Current assets	$5,714,797	$5,481,783
Non-current assets	$31,807,789	$29,977,677
Current liabilities	$1,357,071	$963,823
Non-current liabilities	$21,138,596	$18,530,624
Stockholders’ equity	$15,026,919	$15,965,013
Roundtables
Summarized Operating Data (Unaudited)

For the Period from August 1, 2019 (2) to September 30, 2019
Revenues	$1,892,772
Expenses	(2,492,653)
Loss before income taxes	(599,881)
Income tax expense	(85,028)
Net loss	$(684,909)
Summarized Balance Sheet Data (Unaudited)

As of September 30, 2019
Current assets	$2,455,277
Non-current assets	$55,600,404
Current liabilities	$3,578,010
Non-current liabilities	$15,062,580
Stockholders’ equity	$39,415,091
 FOOTNOTES:

(1)	February 7, 2018 is the date the Company acquired Lawn Doctor and Polyform.

(2)	August 1, 2019 is the date the Company acquired Roundtables.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$42,814,338	$42,814,338	$—	$—	$30,700,000	$30,700,000
Equity	—	—	87,455,662	87,455,662	—	—	51,800,000	51,800,000
Total investments	$—	$—	$130,270,000	$130,270,000	$—	$—	$82,500,000	$82,500,000

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.0% - 13.8% (11.1%) 7.7x – 12.4x (11.1x) 8.0x – 12.0x (10.9x)	Decrease Increase Increase
	12,114,338	Transaction Precedent	Transaction Price	N/A	N/A
Equity	55,070,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.0% - 13.8% (11.1%) 7.7x – 12.4x (11.1x) 8.0x – 12.0x (10.9x)	Decrease Increase Increase
	32,385,662	Transaction Precedent	Transaction Price	N/A	N/A
Total	$130,270,000

December 31, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	51,800,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,500,000
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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the table above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) through September 30, 2018:

	Nine Months Ended September 30, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Additions	12,114,338	32,385,662	44,500,000
Net change in unrealized appreciation (1)	—	3,270,000	3,270,000
Fair value balance as of September 30, 2019	$42,814,338	$87,455,662	$130,270,000
Change in net unrealized appreciation in investments held as of September 30, 2019 (1)	$—	$3,270,000	$3,270,000

	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	4,769,873	4,769,873
Fair value balance as of September 30, 2018	$30,700,000	$50,844,212	$81,544,212
Change in net unrealized appreciation in investments held as of September 30, 2018 (1)	$—	$4,769,873	$4,769,873
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

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
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Company’s Public Offering and Follow-On Class FA Private Offering, as well as the acquisition, management and sale of the assets of the Company, as follows:
Placement Agent/Dealer Manager
Commissions — Under the Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offering and the “Placement Agent” in connection with the Class FA Private Offerings), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company pays the Placement Agent a selling commission of up to 5.50% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering. There is no selling commission for the sale of Class FA shares in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

pays the Placement Agent a placement agent fee of 3.00% of the price of each Class FA share sold in the Follow-On Class FA Private Offering. There is no placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of such placement agent / dealer manager fees to participating broker-dealers.
Distribution and Shareholder Servicing Fee — Under the Public Offering, the Company pays the Managing Dealer a distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the 2018 Private Offering and Class FA Private Offerings, and (B) 1.5% of the cumulative gross proceeds from the Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.2 million and $0.1 million in organization and offering costs based on actual amounts raised through the Offerings during the quarters ended September 30, 2019 and 2018, respectively, and approximately $0.5 million and $0.8 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.6 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of September 30, 2019. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Class FA Private Offerings to the extent such costs are within the 1.5% and 1.0% limitations, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees for the quarter ended September 30, 2019 and 2018 of approximately $0.4 million and $0.2 million, respectively. The Company incurred base management fees of approximately $0.9 million and $0.5 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) through September 30, 2018, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Agreement. The Company recorded total return incentive fees of approximately $0.1 million and $0.5 million for the quarter ended September 30, 2019 and 2018, respectively, and approximately $0.6 million and $0.8 million for the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

the Management Agreement, the Sub-Management Agreement and the Expense Support and Conditional Reimbursement Agreement (as defined below). The Company does not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for the benefit of the Company.
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $0.3 million and $0.2 million during the quarter ended September 30, 2019 and 2018, respectively, and approximately $1.1 million and $0.4 million during the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of September 30, 2019, the amount of expense support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was approximately $0.4 million. The Company’s obligation to reimburse the Manager and Sub-Manager for expense support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of September 30, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million during each of the quarters ended September 30, 2019 and 2018, and approximately $0.6 million and $0.4 million, during the nine months ended September 30, 2019 and during the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
Related party fees and expenses incurred for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) through September 30, 2018 are summarized below:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Related Party	Source Agreement & Description	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$175,748	$25,125	$595,330	$29,475
	Dealer Manager / Placement Agent Fees	100,707	14,500	312,910	16,538
	Distribution and shareholder servicing fees	12,761	1,781	28,578	1,833
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	173,507	82,238	486,219	807,391
	Base management fees (1)	355,893	211,025	862,659	494,561
	Total return incentive fees (1)	64,005	453,874	560,665	762,609
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(264,325)	(234,565)	(1,090,845)	(421,923)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	43,809	70,171	98,759	113,722
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)	76,052	—	76,052	—
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

(2)
Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

(3)	Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Due from related parties:
Expense Support	$1,090,845	$389,774
Total due from related parties	1,090,845	389,774
Due to related parties:
Organization and offering expenses	(44,084)	(66,894)
Base management fees	(142,270)	(78,967)
Total return incentive fee	(560,665)	(1,015,228)
Reimbursement of third-party operating expenses	(631)	(9,101)
Distribution and shareholder servicing fees	(4,604)	(1,866)
Total due to related parties	(752,254)	(1,172,056)
Net due from (to) related parties	$338,591	$(782,282)
Other Related Party Transactions
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

6. Distributions
The following table reflects the total distributions declared during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) through September 30, 2018:

	Nine Months Ended September 30, 2019			Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Distribution Period	Distributions Declared (1)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (3)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter(5)	$1,235,971	$121,011	$1,114,960	$302,841	$2,299	$300,542
Second Quarter(6)	1,360,259	192,894	1,167,365	1,026,590	19,767	1,006,823
Third Quarter(7)	1,526,864	253,162	1,273,702	1,059,027	35,556	1,023,471
	$4,123,094	$567,067	$3,556,027	$2,388,458	$57,622	$2,330,836
FOOTNOTES:

(1)
During 2019, the Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
January 1, 2019 - September 30, 2019 (9 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167

(2)
Includes distributions reinvested in October 2019 of $92,699 related to distributions declared based on record dates in September 2019 and excludes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(3)
During 2018, the Company’s board of directors declared distributions per share on a weekly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - September 28, 2018 (29 record dates)	0.024038	0.024038	0.019231	0.021635	0.024038

(4)	Includes distributions reinvested in October 2018 of $13,868 related to distributions declared based on record dates in September 2018.

(5)	Distributions declared for the record dates in March 2019 and 2018 were paid in April 2019 and 2018, respectively.

(6)	Distributions declared for the record dates in June 2019 and 2018 were paid in July 2019 and 2018, respectively.

(7)	Distributions declared for the record dates in September 2019 and 2018 were paid in October 2019 and 2018, respectively.
The sources of declared distributions on a GAAP basis were as follows:

	Nine Months Ended September 30, 2019		Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,574,737	86.7%	$2,329,005	97.5%
Distributions in excess of net investment income(2)	548,357	13.3%	59,453	2.5%
Total distributions declared	$4,123,094	100.0%	$2,388,458	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,090,845 and $421,923 for the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. See Note 5. “Related Party Transactions” for additional information.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(2)	Consists of distributions made from offering proceeds for the periods presented.
In September 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 30, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares and $0.104167 per share for Class I shares.

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
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2019, the Public Offering price was $29.11 per Class A share, $28.07 per Class T share, $26.27 per Class D share and $26.83 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees by share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Public Offering.
Class FA Private Offerings
In April and July 2019, the Company began offering up to $50 million each of Class FA shares under the Class FA Private Offering and Follow-On Class FA Private Offering, respectively, on a best efforts basis, which means that CNL Securities Corp., as the Placement Agent of the Class FA Private Offerings, uses its best effort but is not required to sell any specific amount of shares. There is no selling commission or placement agent fee for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering the Company pays the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering.
Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct each of the Class FA Private Offerings until the earlier of: (i) the date the Company has sold the maximum offering amount of each of the Class FA Private Offerings or (ii) December 31, 2019.
As of September 30, 2019, the purchase price for each Class FA share in the Class FA Private Offering and the Follow-On Class FA Private Offering was $27.19 and $29.72, respectively. See Note 12. “Subsequent Events” for information on changes to the Class FA share price, selling commissions and placement agent fees.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) to September 30, 2018:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Nine Months Ended September 30, 2019
	Proceeds from Class FA Private Offerings and Public Offering				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Placement Agent/ Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	351,573	$9,582,100	$(25,675)	$9,556,425	—	$—	351,573	$9,556,425	$27.18
Class A	375,740	10,770,595	(796,265)	9,974,330	8,395	223,030	384,135	10,197,360	26.55
Class T	64,927	1,816,850	(86,300)	1,730,550	484	12,908	65,411	1,743,458	26.65
Class D	137,940	3,634,000	—	3,634,000	4,333	113,863	142,273	3,747,863	26.34
Class I	557,268	14,876,020	—	14,876,020	5,661	151,356	562,929	15,027,376	26.69
	1,487,448	$40,679,565	$(908,240)	$39,771,325	18,873	$501,157	1,506,321	$40,272,482	$26.74

	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Proceeds from 2018 Private Offering and Public Offering				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A	11,500	320,000	(20,125)	299,875	1,356	34,698	12,856	334,573	26.02
Class T	20,032	545,000	(25,888)	519,112	1	17	20,033	519,129	25.91
Class D	81,143	2,095,000	—	2,095,000	203	5,265	81,346	2,100,265	25.82
Class I	140,095	3,612,500	—	3,612,500	147	3,773	140,242	3,616,273	25.79
	3,511,030	$88,029,000	$(46,013)	$87,982,987	1,707	$43,753	3,512,737	$88,026,740	25.06

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in October 2019 related to the payment of distributions declared in September 2019 and include distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

(2)
The Company incurs selling commissions and placement agent fees on the sale of Class FA shares sold in the Follow-On Class FA Private Offering. The Company also incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager/placement agent fees.

(3)
The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million and 3.3 million Class FA shares sold under the terms of the Class FA Private Offering and 2018 Private Offering, respectively.

(4)	Amounts exclude distributions reinvested in October 2018 related to the payment of distributions declared in September 2018.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the nine months ended September 30, 2019, the Company received requests for the repurchase of approximately $0.6 million of the Company’s common shares, which exceeded proceeds received from its distribution reinvestment plan in the previous quarter by approximately $0.4 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the nine months ended September 30, 2019:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
June 28, 2019 Total	11,389	308,038	27.05

Class FA shares	12,400	337,156	27.19
September 30, 2019 Total	12,400	$337,156	$27.19
As of September 30, 2019, the Company had a payable for shares repurchased of approximately $0.3 million. There were no share repurchases during the period from February 7, 2018 (commencement of operations) to September 30, 2018.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “Line of Credit”). The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. The Company is required to pay a fee of 0.4% of each borrowing with a maximum fee of $80,000 over the 364 day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate of 30-day LIBOR plus an applicable spread of 2.75%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all of any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the Loan Agreement, in June 2019, the Company entered into an assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from its Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance.
The Company had not borrowed any amounts under the Line of Credit as of September 30, 2019.

9. Concentrations of Risk
As of September 30, 2019 and for the nine months ended September 30, 2019, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	41.8%	37.1%
Polyform	44.8%	21.3%
Roundtables	5.8%	30.3%
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

10. Commitment & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
As of September 30, 2019, the Company had a contingent commitment related to the Purchase Agreement discussed in Note 3. “Investments.” Under the Purchase Agreement, the Seller has the opportunity to earn up to an additional $2.0 million (“contingent consideration”) based on the achievement by Roundtables of certain performance metrics. As of the date of acquisition and through September 30, 2019, management determined that the performance metrics for the Seller to earn the contingent consideration were unlikely of being achieved; therefore an earn-out obligation was not accrued as of the date of acquisition and there was no impact to the fair value of the investment as of September 30, 2019.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2019, the Company was not involved in any legal proceedings.

11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) through September 30, 2018.

	Nine Months Ended September 30, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss), before expense support(1)	0.65	0.31	0.08	0.31	0.27
Expense support(1)(2)	0.26	0.17	0.21	—	0.31
Net investment income(1)	0.91	0.48	0.29	0.31	0.58
Net realized and unrealized gains(1)(3)	0.72	0.76	0.76	0.73	0.76
Net increase resulting from investment operations	1.63	1.24	1.05	1.04	1.34
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)
Net Asset Value, End of Period	$27.34	$26.74	$26.84	$26.43	$26.95
Net assets, end of period	$98,389,336	$15,411,926	$2,600,195	$7,009,236	$21,768,048
Average net assets(5)	$89,502,526	$10,252,025	$1,609,822	$4,516,138	$13,289,172
Shares outstanding, end of period	3,599,033	576,279	96,863	265,162	807,710
Distributions declared	$3,113,490	$358,624	$44,932	$144,113	$461,935
Total investment return based on net asset value(6)	6.12%	4.76%	4.01%	4.04%	5.13%
Total investment return based on net asset value after total return incentive fee(6)	6.12%	4.76%	4.01%	4.04%	5.13%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Nine Months Ended September 30, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.62%	4.04%	4.92%	3.99%	4.08%
Total operating expenses before expense support	2.22%	4.04%	4.92%	3.99%	4.24%
Total operating expenses after expense support	1.26%	3.42%	4.17%	3.99%	3.08%
Net investment income before total return incentive fee(9)	3.99%	1.79%	1.07%	1.17%	2.32%
Net investment income after total return incentive fee	3.39%	1.79%	1.07%	1.17%	2.16%

	Period February 7, 2018 (8) through September 30, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE(10)
Net Asset Value, Beginning of Period(11)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income before expense support(1)	0.60	(1.07)	(0.53)	(0.33)	(0.32)
Expense support(1)(2)	0.11	1.47	0.80	0.30	0.82
Net investment income(1)	0.71	0.40	0.27	(0.03)	0.50
Net realized and unrealized gains(1)(3)	1.42	1.48	1.28	1.27	1.42
Net increase resulting from investment operations	2.13	1.88	1.55	1.24	1.92
Distributions to shareholders(4)	(0.72)	(0.60)	(0.35)	(0.30)	(0.58)
Net decrease resulting from distributions to shareholders	(0.72)	(0.60)	(0.35)	(0.30)	(0.58)
Net Asset Value, End of Period	$26.41	$26.28	$26.36	$26.20	$26.34

Net assets, end of period	$86,246,002	$337,819	$528,019	$2,131,602	$3,693,717
Average net assets(5)	$83,117,106	$52,416	$181,592	$914,136	$1,237,181
Shares outstanding, end of period	3,266,260	12,856	20,033	81,346	140,242
Distributions declared	$2,344,214	$1,351	$2,601	$11,133	$29,159
Total investment return based on net asset value(6)(12)	9.06%	7.62%	6.23%	4.94%	7.76%
Total investment return based on net asset value after total return incentive fee(6)	8.62%	7.62%	6.23%	4.94%	7.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	2.28%	13.40%	6.36%	4.72%	6.21%
Total operating expenses before expense support	3.16%	15.16%	7.63%	5.65%	7.93%
Total operating expenses after expense support	2.72%	9.47%	4.57%	4.49%	4.78%
Net investment income before total return incentive fee(9)	3.21%	1.52%	1.02%	(0.11)%	1.93%
Net investment income	2.77%	1.52%	1.02%	(0.11)%	1.93%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2019, all of the total return incentive fees were covered by expense support. For the period February 7, 2018 through September 30, 2018, all of the total return incentive fees for the Class A, Class T, Class D and Class I shares were covered by expense support and approximately 50% of the total return incentive fees for Class FA shares were covered by expense support.

(10)
Operating performance per share for the period from February 7, 2018 to September 30, 2018 was previously calculated based on the first investor for each share class. This presentation has been updated to conform to the current year presentation based on weighted average shares outstanding during the period.

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

12. Subsequent Events
Distributions
In October 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 28, 2019 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, and $0.104167 per share for Class I shares.
Offerings
In October 2019, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering and Class FA Private Offerings. The new offering prices are effective as of October 28, 2019. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering and Class FA Private Offerings:

	Class FA	Class A	Class T	Class D	Class I
Effective October 28, 2019:
Offering Price, Per Share	(1) (2)	$29.22	$28.18	$26.43	$26.95
Selling Commissions, Per Share	(2)	1.75	0.85	—	—
Placement Agent / Dealer Manager Fees, Per Share	(2)	0.73	0.49	—	—

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

FOOTNOTES:

(1)	The offering price per Class FA share in the Class FA Private Offering is $27.34. Shares sold in the Class FA Private Offering are not subject to selling commissions or placement agent fees.

(2)
The offering price per Class FA share in the Follow-On Class FA Private Offering is $29.88. Shares sold in the Follow-On Class FA Private Offering are subject to a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price.

Capital Transactions
During the period October 1, 2019 through November 13, 2019, the Company received additional net proceeds from the Class FA Private Offerings, Public Offering and its distribution reinvestment plan of:

	Class FA Private Offerings and Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Up-front Selling Commissions and Placement Agent / Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	117,805	$3,223,982	$(3,250)	$3,220,732	—	$—	117,805	$3,220,732	$27.34
Class A	26,828	772,200	(54,930)	717,270	2,760	73,671	29,588	790,941	26.73
Class T	36,852	1,038,500	(49,329)	989,171	249	6,664	37,101	995,835	26.84
Class D	16,938	447,674	—	447,674	1,323	34,858	18,261	482,532	26.42
Class I	40,779	1,099,000	—	1,099,000	2,313	62,180	43,092	1,161,180	26.95
	239,202	$6,581,356	$(107,509)	$6,473,847	6,645	$177,373	245,847	$6,651,220	$27.05
Investment
In November 2019, the Company made an additional debt investment in Roundtables in the form of a $2.0 million senior secured bridge note. The senior secured bridge note accrues interest at a per annum rate of 8.0% and will mature in November 2020 with extension options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) through September 30, 2018. Amounts as of December 31, 2018 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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

Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K and our subsequent quarterly reports on Form 10-Q.
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
Public Offering
Once the Registration Statement became effective on March 7, 2018, we began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, will use its best efforts, but is not required to sell any specific amount of shares. We are offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).

We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan.
Since the Public Offering became effective through September 30, 2019, we have received net proceeds from the Public Offering of approximately $46.3 million, including approximately $0.6 million received through our distribution reinvestment plan. As of September 30, 2019, the Public Offering price was $29.11 per Class A share, $28.07 per Class T share, $26.27 per Class D share and $26.83 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through September 30, 2019, we have incurred selling commissions and dealer manager fees of approximately $1.4 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through September 30, 2019 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.7 million based on actual amounts raised through the Public Offering since the Public Offering became effective through September 30, 2019. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In October 2019, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of October 29, 2019. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective October 29 2019:
Public Offering Price, Per Share	$29.22	$28.18	$26.43	$26.95
Selling Commissions, Per Share	1.75	0.85	—	—
Dealer Manager Fees, Per Share	0.73	0.49	—	—
Class FA Private Offerings
We are currently conducting separate Class FA Private Offerings of up to $50.0 million each of Class FA shares pursuant to 506(c) under Regulation D. CNL Securities Corp., an affiliate of the Manager, serves as placement agent for each of the Class FA Private Offerings. In June 2019, we met our minimum offering amount with approximately $3.1 million in aggregate gross proceeds from subscriptions for Class FA Shares from the Class FA Private Offering and we held our initial escrow closing on subscriptions for the Class FA Private Offering. There are no selling commissions or placement agent fees for the sale of Class FA shares in our Class FA Private Offering. Under the Follow-On Class FA Private Offering we pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except where the selling commission or placement agent fee may be reduced. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct each Class FA Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of each respective Class FA Private Offering or (ii) December 31, 2019.
In conjunction with the launch of the Class FA Private Offering, our board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
In October 2019, our board of directors approved a new per share offering price of $27.34 and $29.88 for the Class FA shares in the Class FA Private Offerings and the Follow-On Class FA Private Offering, respectively.

Portfolio and Investment Activity
In August 2019, we acquired a controlling interest in Roundtables, pursuant to the Purchase Agreement entered into in June 2019 described in Note 3. “Investments” of Item 1. “Financial Statements”. Roundtables is an information services and advisory solutions business to the consumer finance industry. Prior to this transaction, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, retail banking, wealth management and fintech) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry. As of September 30, 2019, we owned approximately 80.8% of the outstanding equity in Roundtables on an undiluted basis. The cost basis of our investments in Roundtables was approximately $32.4 million of our common equity and approximately $12.1 million for our debt investment as of September 30, 2019. Under the Purchase Agreement, the Seller has the opportunity to earn up to an additional $2.0 million based on the achievement by Roundtables of certain performance metrics. As of the acquisition date and through September 30,

2019, management determined that the performance metrics for the Seller to earn the contingent consideration were unlikely of being achieved; therefore an earn-out obligation was not accrued as of the acquisition date and there was no impact to the fair value of the investment as of September 30, 2019. The final purchase price is subject to this and other post-closing adjustments. In November 2019, we made an additional debt investment in Roundtables in the form of a $2.0 million senior secured bridge note. The senior secured bridge note accrues interest at a per annum rate of 8.0% and will mature in November 2020 with extension options.
In February 2018, we acquired a controlling equity interest in Lawn Doctor from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured second lien note to Lawn Doctor. Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. As of September 30, 2019 and December 31, 2018, we owned approximately 62.5% and 62.9%, respectively, of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of our investments in Lawn Doctor was approximately $30.5 million for our common equity investment and $15.0 million for our debt investment as of September 30, 2019.
In February 2018, we acquired a controlling equity interest in Polyform from an affiliate of the Sub-Manager, through an investment consisting of common equity and a debt investment in the form of a secured first lien note to Polyform. Polyform is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.  As of September 30, 2019 and December 31, 2018, we owned approximately 87.1% of the outstanding equity in Polyform on an undiluted basis. The cost basis of our investments in Polyform was approximately $15.6 million for our common equity investment and $15.7 million for our debt investment as of September 30, 2019.
Each of our debt investments accrue interest at a per annum rate of 16.0%. Each note will mature in August 2023. The note purchase agreements contain customary covenants and events of default. As of September 30, 2019, all of our portfolio companies were in compliance with our debt covenants.
As of September 30, 2019 and December 31, 2018, our investment portfolio included six distinct investment positions comprised of the following:

	As of September 30, 2019			As of December 31, 2018
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Cost	Fair Value	Fair Value Percentage of Investment Portfolio
Senior debt
Senior secured debt - first lien	$27,814,338	$27,814,338	21.4%	$15,700,000	$15,700,000	19.0%
Senior secured debt - second lien	15,000,000	15,000,000	11.5%	15,000,000	15,000,000	18.2%
Total senior debt	42,814,338	42,814,338	32.9%	30,700,000	30,700,000	37.2%
Equity	78,460,001	87,455,662	67.1%	46,074,339	51,800,000	62.8%
Total investments	$121,274,339	$130,270,000	100.0%	$76,774,339	$82,500,000	100.0%
As of September 30, 2019 and December 31, 2018, the weighted average yield on our debt portfolio was 16.0%.
See Note 3. “Investments” in Item 1. “Financial Statements” for additional information related to our investments.
Concentrations of Risk
As of September 30, 2019 and for the nine months ended September 30, 2019, we had the following portfolio companies that individually accounted for 10% or more of our aggregate total assets or investment income:

Portfolio Company	Percentage of Total Investment Income	Percentage of Total Assets
Lawn Doctor	41.8%	37.1%
Polyform	44.8%	21.3%
Roundtables	5.8%	30.3%
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
Summarized Net Income to Adjusted EBITDA Reconciliations (Unaudited)
Lawn Doctor

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	For the Period from February 7, 2018 (1) to September 30, 2018
Net income (loss) attributable to Lawn Doctor (GAAP)	$149,671	$(258,801)	$375,486	$757,801
Interest and debt related expenses	1,103,302	1,122,675	3,291,180	2,780,572
Depreciation and amortization	631,753	770,623	1,880,613	1,590,799
Income tax expense (benefit)	10,795	(122,186)	(1,740)	(75,919)
Adjusted EBITDA (non-GAAP)	$1,895,521	$1,512,311	$5,545,539	$5,053,253

Polyform

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	For the Period from February 7, 2018 (1) to September 30, 2018
Net loss (GAAP)	$(233,850)	$(224,295)	$(427,916)	$(906,371)
Interest and debt related expenses	736,148	736,148	2,184,440	1,893,241
Depreciation and amortization	412,704	509,716	1,236,268	1,494,467
Income tax benefit	(93,000)	(90,000)	(169,000)	(236,000)
Transaction related expenses (2)	—	—	—	353,910
Adjusted EBITDA (non-GAAP)	$822,002	$931,569	$2,823,792	$2,599,247
Roundtables

For the Period from August 1, 2019 (3) to September 30, 2019
Net loss	$(684,909)
Interest and debt related expenses	406,667
Depreciation	7,123
Income tax expense	85,028
Transaction related expenses (2)	1,066,814
Adjusted EBITDA (non-GAAP)	$880,723
 FOOTNOTES:

(1)	February 7, 2018 is the date we acquired Lawn Doctor and Polyform.

(2)	Transaction related expenses are non-recurring.

(3)	August 1, 2019 is the date we acquired Roundtables.

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

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make additional investments in our portfolio companies, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:

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
As of September 30, 2019 and December 31, 2018, we had approximately $15.9 million and $21.7 million of cash, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $39.8 million and $85.6 million in net proceeds (1.5 million shares and 3.5 million shares, respectively) during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively, from our Offerings, which excludes approximately $0.5 million (18,873 shares) and $0.04 million (1,707 shares) raised through our distribution reinvestment plan during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. Additionally, the amount raised during the period from February 7, 2018 (commencement of operations) to September 30, 2018 included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.” As of September 30, 2019, we had approximately 945 million common shares available for sale through the Public Offering and Class FA Private Offerings.
Operating Activities. During the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $2.6 million and $3.0 million, respectively. The decrease in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to an increase in net amounts due from related parties of approximately $1.6 million, offset by an increase in net investment income of approximately $1.2 million primarily due to an increase in interest earned on our debt investments.
Borrowings. In June 2019, the Company, through a wholly-owned subsidiary, entered into a Loan Agreement for a $20.0 million Line of Credit. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. We had not borrowed any amounts under the Line of Credit as of September 30, 2019.
Uses of Liquidity and Capital Resources
Investments. We used approximately $44.4 million and $74.4 million of cash proceeds from our Offerings to purchase investments during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. Cash used for investments during the nine months ended September 30, 2019 excludes approximately $0.1 million of amounts payable for the purchase of investments as of September 30, 2019.

Distributions. We paid distributions to our shareholders of approximately $3.4 million and $2.0 million during the nine months ended September 30, 2019 and during the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $0.3 million during the nine months ended September 30, 2019 to repurchase shares in accordance with our Share Repurchase Program. We did not repurchase shares during the period from February 7, 2018 (commencement of operations) to September 30, 2018.

Distributions Declared
In January 2019, our board of directors began declaring cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. During the nine months ended September 30, 2019, our board of directors declared nine monthly distributions totaling approximately $4.1 million, of which approximately $3.5 million was paid to shareholders and $0.6 million was reinvested through the distribution reinvestment plan (including amounts paid and reinvested in October 2019 of approximately $0.4 million and $0.1 million, respectively).
During the period from February 7, 2018 (commencement of operations) to September 30, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates, and such distributions were paid monthly in arrears. Our board of directors declared 30 weekly distributions starting March 7, 2018 through and including September 28, 2018, totaling approximately $2.4 million, of which approximately $2.3 million was paid to shareholders and $0.1 million was reinvested through the distribution reinvestment plan during the period February 7, 2018 (commencement of operations) to September 30, 2018. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Nine Months Ended September 30, 2019		Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,574,737	86.7%	$2,329,005	97.5%
Distributions in excess of net investment income(2)	548,357	13.3%	59,453	2.5%
Total distributions declared(3)	$4,123,094	100.0%	$2,388,458	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,090,845 and $421,923 for the nine months ended September 30, 2019 and for the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the nine months ended September 30, 2019, includes $567,067 of distributions reinvested pursuant to our distribution reinvestment plan, of which $92,699 was reinvested in October 2019 with the payment of distributions declared in September 2019. For the period from February 7, 2018 to September 30, 2018, includes $57,622 of distributions reinvested pursuant to our distribution reinvestment plan, of which $13,868 was reinvested in October 2018.

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions on Class T shares and Class D shares may be lower than distributions on Class A, Class FA and Class I shares because we are required to pay ongoing distribution and shareholder servicing fees with respect to the Class T shares and Class D shares sold in the primary offering. Additionally, distributions on the Non-founder shares may be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions, including per share amounts declared per share class for the periods presented.

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
The purchase price for shares purchased under our distribution reinvestment plan is equal to the most recently determined and published net asset value per share of the applicable class of shares. Because the distribution and shareholder servicing fee is calculated based on net asset value, it reduces net asset value and/or distributions with respect to Class T shares and Class D shares, including shares issued under the distribution reinvestment plan with respect to such share classes. To the extent newly issued shares are purchased from us under the distribution reinvestment plan or shareholders elect to reinvest their cash distribution in our shares, we retain and/or receive additional funds for acquisitions and general purposes including the repurchase of shares under the Share Repurchase Program.
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Public Offering is allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
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
During the nine months ended September 30, 2019, we received requests for the repurchase of approximately $0.6 million of our common shares, which exceeded proceeds received from its distribution reinvestment plan in the previous quarters by approximately $0.4 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	18,800	$510,980	$27.18
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Total	23,789	$645,194	$27.12

Results of Operations
We commenced operations on February 7, 2018, as described above under “Overview.” We acquired our two initial businesses in February 2018 using a substantial portion of the net proceeds from the 2018 Private Offering. We acquired our third business in August 2019 using a substantial portion of the net proceeds from our Public Offering. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities since we commenced operations on February 7, 2018.
The following is a summary of our operating results for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) to September 30, 2018:

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Total investment income	$2,094,291	$1,951,024	$5,707,240	$4,703,226
Total operating expenses	(1,085,714)	(1,163,898)	(3,223,348)	(2,796,145)
Expense support	264,325	234,565	1,090,845	421,923
Net investment income	1,272,902	1,021,691	3,574,737	2,329,004
Net change in unrealized appreciation on investments	819,000	3,317,000	3,270,000	4,769,873
Net increase in net assets resulting from operations	$2,091,902	$4,338,691	$6,844,737	$7,098,877
Investment Income
Investment income consisted of the following for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) to September 30, 2018:

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Interest income	$1,688,852	$1,292,957	$4,489,554	$3,284,236
Dividend income	405,439	658,067	1,217,686	1,418,990
Total investment income	$2,094,291	$1,951,024	$5,707,240	$4,703,226
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of September 30, 2019 and 2018. As of September 30, 2019 and 2018, our weighted average annual yield on our accruing debt investments was 16.0% based on amortized cost, as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $1.6 million and $1.3 million for the quarter ended September 30, 2019 and 2018, respectively, while interest income earned on our cash accounts was approximately $0.1 million and $0.04 million, respectively. Interest income from our debt investments was approximately $4.1 million and $3.2 million for the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively, while interest income earned on our cash accounts was approximately $0.4 million and $0.1 million, respectively. The increase in interest income during the quarter and nine months ended September 30, 2019, as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively, is primarily attributable to our debt investment in Roundtables of approximately $12.1 million in August 2019.

During the quarter ended September 30, 2019 and 2018, we received dividend income of approximately $0.4 million and $0.7 million, respectively, from our equity investments. We received dividend income of approximately $1.2 million and $1.4 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
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
Operating Expenses
Our operating expenses for the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) to September 30, 2018 were as follows:

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Organization and offering expenses	$168,395	$210,288	$490,399	$749,082
Base management fees	355,893	211,025	862,659	494,561
Total return incentive fees	64,005	453,874	560,665	762,609
Professional services	212,157	140,708	622,163	373,238
Pursuit costs	76,052	—	76,052	—
Director fees and expenses	56,461	51,130	167,540	133,410
General and administrative expenses	39,513	16,029	97,824	109,839
Custodian and accounting fees	36,420	32,097	160,387	96,530
Insurance expense	64,057	46,966	157,081	75,043
Distribution and shareholder servicing fees	12,761	1,781	28,578	1,833
Total operating expenses	1,085,714	1,163,898	3,223,348	2,796,145
Expense support	(264,325)	(234,565)	(1,090,845)	(421,923)
Net expenses	$821,389	$929,333	$2,132,503	$2,374,222
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include general and administrative, custodian and accounting fees, professional services, pursuit costs, base management fees, total return incentive fees, and distribution and shareholder servicing fees. We expect these variable operating expenses to increase either in connection with the growth in our asset base (base management fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees) and the complexity of our investment processes and capital structure (professional services).
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
We expensed organization and offering expenses of approximately $0.2 million for each of the quarters ended September 30, 2019 and 2018, and approximately $0.5 million and $0.7 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The decrease in organization and offering expenses is primarily due to a decrease in gross proceeds raised through our Offerings during the nine months ended September 30, 2019, as compared to the period from February 7, 2018 (commencement of operations) to September 30, 2018.

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
We incurred base management fees of approximately $0.4 million and $0.2 million during the quarter ended September 30, 2019 and 2018, respectively, and approximately $0.9 million and $0.5 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets during the quarter and nine months ended September 30, 2019, as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
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
We incurred total return incentive fees of approximately $0.1 million and $0.5 million during the quarter ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.8 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The decrease in total return incentive fees during the quarter and nine months ended September 30, 2019 is primarily attributable to a decrease in the net change in unrealized appreciation on investments as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of approximately $0.1 million during each of the quarter and nine months ended September 30, 2019. We did not incur pursuit costs during the period from February 7, 2018 (commencement of operations) to September 30, 2018.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $0.4 million and $0.3 million during the quarter ended September 30, 2019 and 2018, respectively, and approximately $1.2 million and $0.8 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The increase in other operating expenses during the quarter and nine months ended September 30, 2019 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively.
Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive an distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares sold in the Public Offering (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share.
We incurred distribution and shareholder servicing fees of $12,761 and $1,781 during the quarter ended September 30, 2019 and 2018, respectively, and $28,578 and $1,833 during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The increase in distribution and shareholder servicing fees during the quarter and nine months ended September 30, 2019, is attributable to an increase in Class T and Class D shareholders.

Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $0.3 million and $0.2 million during the quarter ended September 30, 2019 and 2018, respectively, and approximately $1.1 million and $0.4 million during the nine months ended September 30, 2019 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of September 30, 2019.
Net Change in Unrealized Appreciation
During the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) to September 30, 2018, net unrealized appreciation on investments consisted of the following:

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Unrealized appreciation	$819,000	$3,317,000	$3,270,000	$4,769,873
Unrealized depreciation	—	—	—	—
Total net unrealized appreciation	$819,000	$3,317,000	$3,270,000	$4,769,873
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
Net Assets
During the quarter ended September 30, 2019 and 2018, the nine months ended September 30, 2019, and the period from February 7, 2018 (commencement of operations) to September 30, 2018, the change in net assets consisted of the following:

	Quarter Ended September 30, 2019	Quarter Ended September 30, 2018	Nine Months Ended September 30, 2019	Period from February 7, 2018 (Commencement of Operations) to September 30, 2018
Operations	$2,091,902	$4,338,691	$6,844,737	$7,098,877
Distributions to shareholders	(1,526,864)	(1,059,027)	(4,123,094)	(2,388,458)
Capital share transactions	17,176,713	5,471,770	39,627,288	88,026,740
Change in net assets	$17,741,751	$8,751,434	$42,348,931	$92,737,159
Operations decreased by approximately $2.2 million and $0.3 million during the quarter and nine months ended September 30, 2019, respectively, as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively. The decrease in operations is primarily due to a decrease of approximately $2.5 million and $1.5 million in the net change in unrealized appreciation during the quarter and nine months ended September 30, 2019, respectively, offset by an increase of approximately $0.3 million and $1.2 million in net investment income, respectively.
Distributions increased approximately $0.5 million and $1.7 million during the quarter and nine months ended September 30, 2019, respectively, as compared to the quarter ended September 30, 2018 and the period from February 7, 2018 (commencement of operations) to September 30, 2018, respectively, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $11.7 million during the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018, primarily due to an increase in proceeds raised through our Public Offering of approximately $5.3 million, an increase in proceeds raised through our Class FA Private Offering and Follow-On Class FA Private Offering of approximately $6.5 million and an increase in proceeds raised through our distribution reinvestment plan of approximately $0.2 million, offset by an increase in share repurchases of approximately $0.3 million. Capital share transactions decreased approximately $48.4 million during the nine months ended September 30, 2019, as compared to the period from February 7, 2018 (commencement of operations) to September 30, 2018. The decrease was primarily due to the fact that during the period from February 7, 2018 (commencement of operations) to September 30, 2018, we raised net proceeds of approximately $81.5 million through the 2018 Private Offering, which we closed in February 2018, approximately $6.5 million through our Public Offering and approximately $0.1 million through our distribution reinvestment plan. During the nine months ended September 30, 2019, we raised net proceeds of approximately $30.2 million through our Public Offering, approximately $9.6 million through our Class FA Private Offering and Follow-On Class FA Private Offering, and approximately $0.5 million through our distribution reinvestment plan. Capital share transactions were reduced during the nine months ended September 30, 2019 as a result of the repurchasing of $0.6 million in shares under the Share Repurchase Program, which became effective in March 2019. No shares were repurchased in 2018.
Cumulative total returns without upfront selling commissions and placement agent / dealer manager fees from inception to September 30, 2019 were 17.7% for Class FA, 14.8% for Class A, 12.3% for Class T, 10.5% for Class D and 15.5% for Class I. Cumulative total returns assuming full upfront selling commissions and dealer manager fees from inception to September 30, 2019 were 5.0% for Class A and 6.9% for Class T. Cumulative total returns were 7.7% for Class FA shares sold in the Follow-On Class FA Private Offering assuming full upfront selling commissions and placement agent fees from inception to September 30, 2019.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2018 and our subsequent quarterly reports on Form 10-Q.
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

Hedging Activities
As of September 30, 2019, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2019, the amount of Expense Support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was $0.4 million. Our obligation to reimburse the Manager and Sub-Manager for Expense Support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of September 30, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
We had not borrowed any money as of September 30, 2019. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At September 30, 2019, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of September 30, 2019, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K and our subsequent quarterly reports on Form 10-Q, risk factors which materially affect our business, financial condition or results of operations. The risk factor captioned “If we do not make an election under Section 754 of the Code, a subsequent transferee of our shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made” included in our Form 10-K is no longer applicable and is hereby deleted in its entirety. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2019, we sold 351,573 Class FA shares under the Class FA Private Offering and Follow-On Private Offering for net proceeds of approximately $9.6 million. We are conducting the Class FA Private Offering and the Follow-On Class FA Private Offering in reliance on the exemption from registration provided under Rule 506 (c) under Regulation D. There is no selling commission or placement agent fee for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering we pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except where the selling commission or placement agent fee may be reduced. See Note 7. “Capital Transactions” in Item 1. “Financial Statements” for additional information related to the Class FA Private Offerings. Class FA shares are not offered for sale in the Public Offering.
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
The Shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through September 30, 2019:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	1,728,286

Aggregate amount sold (3)	$47,046,058
Payment of underwriting compensation (4)	(1,354,416)	(1,354,416)	—
Net offering proceeds to the issuer	45,691,642
Investments in portfolio companies (5)	(36,099,774)	—	(36,099,774)
Distributions to shareholders (6)	(536,679)	(24)	(536,655)
Remaining proceeds from the Offering	$9,055,189
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

(3)
Excludes approximately $0.6 million (22,717 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3,258,260 million shares) of unregistered Class FA shares sold in the 2018 Private Offering and approximately $9.6 million (351,573 shares) of unregistered Class FA shares sold in the Class FA Private Offering.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

(5)	Excludes approximately $8.3 million funded using proceeds from our Class FA Private Offerings.

(6)
Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of our Public Offering.  The amounts presented above represent the net proceeds used for such purposes.

Repurchase of Shares and Issuer Purchases of Equity Securities
On March 29, 2019, our board of directors approved and adopted a Share Repurchase Program (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend, suspend or terminate the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes
During the quarter ended September 30, 2018, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2019 to July 31, 2019	—	$—	—	170,578
August 1, 2019 to August 31, 2019	—	—	—	170,578
September 1, 2019 to September 30, 2019	12,400	27.19	12,400	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2019, we received requests for the repurchase of approximately $0.3 million of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the previous quarter by approximately $0.1 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

1.1	Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019).

3.1
Certificate of Formation of CNL Strategic Capital, LLC dated August  8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2
Fourth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed with the SEC on August 8, 2019).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2019 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2019.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)