Form 10-K
period 2019-12-31
CNL Strategic Capital, LLC
filed 2020-03-26
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None.
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $29.23, $28.20, $26.45 and $26.91 per Class A, Class T, Class D, and Class I shares as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2019 was 4,111,637.
As of March 25, 2020, the Company had 4,663,155 Class FA shares, 766,569 Class A shares, 285,148 Class T shares, 323,427 Class D shares and 1,078,689 Class I shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2020 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 29, 2020. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I
Statement Regarding Forward-Looking Information
Certain statements in this annual report on Form 10-K (this “Annual Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:

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

•
events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, pandemic or threatened or actual armed conflicts;

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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated April 5, 2019 (as supplemented to date, our “prospectus”) and Item 1A in Part II of this Annual Report.
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
General
CNL Strategic Capital, LLC (which is referred to in this report as “we,” “our,” “us,” “our company” or the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. We are externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement, as currently amended and as may be amended in the future (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment adviser, under a sub-management agreement, as currently amended and as may be amended in the future (the “Sub-Management Agreement”) pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC. The Manager also provides us with certain administrative services (in such capacity, the “Administrator”) under an administrative services agreement, as currently amended and as may be amended in the future (the “Administrative Services Agreement”) with us. The Sub-Manager also provides certain other administrative services to us (in such capacity, the “Sub-Administrator”) under a sub-administration agreement, as currently amended and as may be amended in the future (the “Sub-Administration Agreement”) with the Manager.
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
We intend to acquire and grow durable, middle market U.S. businesses with annual revenues primarily between $25 million and $250 million. We target businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who seek a meaningful ownership stake in the company.  Our investments are typically structured as controlling equity interests in combination with debt positions. In doing so, we seek to provide long-term capital appreciation with current income, while protecting invested capital.  We expect this to produce attractive risk-adjusted returns over a long time horizon.  We seek to structure our investments with limited, if any, third-party senior leverage.
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

Our Common Shares Offerings
The 2018 Private Offering
We commenced operations on February 7, 2018 when we met our minimum offering requirement of $80 million in Class FA limited liability company interests (the “Class FA” shares) under a private placement (the “2018 Private Offering”) up to $85 million of Class FA shares and up to $115 million of Class A limited liability company interests (one of the classes of shares that constitute Non-founder shares, as defined below) and issued approximately 3.3 million Class FA shares resulting in gross proceeds of approximately $81.7 million. The 2018 Private Offering was terminated in February 2018.
Public Offering
In October 2016, we confidentially submitted a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of our limited liability company interests (the “Public Offering”). On March 7, 2018, our Registration Statement was declared effective by the SEC and we began offering up to $1,100,000,000 of shares under the Public Offering, as further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Our Common Shares Offering–Public Offering.” Through the Public Offering, we are offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).
We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan.
On January 21, 2020, our board of directors approved an extension of the Public Offering until March 7, 2021. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Public Offering until March 7, 2021. However, we reserve the right to further extend the outside date of the Public Offering or terminate the Public Offering at any time in our sole discretion.
Class FA Private Offerings
In April 2019, we launched a Class FA private offering of up to $50.0 million of Class FA shares (the “Class FA Private Offering”) pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with CNL Securities Corp. (the “Placement Agent”), an affiliate of the Manager. The Class FA Private Offering was offered on a best efforts basis, which meant that the Placement Agent would use its best efforts but was not required to sell any specific amount of shares. In June 2019, we met our minimum offering amount for the Class FA Private Offering and we held our initial escrow closing on subscriptions for the Class FA Private Offering. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was terminated in December 2019.
In conjunction with the launch of the Class FA Private Offering, in April 2019 our board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
We are currently conducting a separate Class FA private offering which we launched in July 2019 (the “Follow-On Class FA Private Offering”) of up to $50.0 million of Class FA shares pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Placement Agent serves as placement agent for the Follow-On Class FA Private Offering. Under the Follow-On Class FA Private Offering we pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or selling commission or placement agent fee (“sales load”) waiver may apply. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Follow-On Class FA Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Follow-On Class FA Private Offering or (ii) March 31, 2020.
Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares of our common stock, $0.001 par value per share (“Class S shares”), and we commenced a private offering of Class S shares (the “Class S Private Offering” and together with the Public Offering, the 2018 Private Offering, the Class FA Private Offering and the Follow-On Class FA Private Offering, the “Offerings”) of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Class S Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Class S Private Offering or (ii) six (6) full months from the commencement of the Class S Private Offering. However, we reserve the right to extend the outside date of the Class S Private Offering in our sole discretion but in no event longer than an additional three (3) full months. We may suspend or terminate the Class S Private Offering at any time in our sole discretion.
In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our Offerings.
Portfolio and Investment Activity
On February 7, 2018, we commenced operations and began executing on our strategy of acquiring controlling equity interests in combination with debt positions in middle-market U.S. businesses. On February 7, 2018, we acquired two initial portfolio companies using a substantial portion of the net proceeds from the 2018 Private Offering. During the year ended December 31, 2019 we acquired two additional portfolio companies.
As of December 31, 2019 our investment portfolio consisted of investment interests in four portfolio companies, each with equity and debt investments, for a total fair value of $144.2 million. As of December 31, 2018, our investment portfolio consisted of investment interests in two portfolio companies for a total fair value of $82.5 million. Our investment portfolio was diversified across four industries and all of our debt investments featured fixed interest rates as of December 31, 2019. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
As of December 31, 2019 and for the year ended December 31, 2019, we had the following portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X:

Portfolio Company	Investment Income as a Percentage of Net Increase in Net Assets Resulting from Operations	Investment at Fair Value as a Percentage of Total Assets	Equity Ownership of Portfolio Company’s Total Assets as a Percentage of Total Assets
Lawn Doctor, Inc.	31.3%	32.1%	35.7%
Polyform Holdings, Inc.	33.6%	17.8%	18.6%
Auriemma U.S. Roundtables	8.2%	26.5%	29.3%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
In June 2019, we, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “Line of Credit”). The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. We are required to pay a fee of 0.4% of each borrowing with a maximum fee of $80,000 over the 364 day period. Under the Loan Agreement, we are required to pay interest on the borrowed amount at a rate of 30-day the London Interbank Offered Rate (“LIBOR”) plus an applicable spread of 2.75%. Interest payments are due monthly in arrears. We may prepay, without penalty, all of any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the Loan Agreement, we are required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the Loan Agreement, in June 2019, we entered into an assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, we are required to contribute proceeds from our Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance.
We had not borrowed any amounts under the Line of Credit as of December 31, 2019.

We will not use leverage in excess of 35% of our gross assets (for which calculation borrowings of our businesses are not included) unless a majority of our independent directors approves any excess above such limit and determines that such borrowing is in the best interests of our company. Any excess in leverage over such 35% limit shall be disclosed to shareholders in our next quarterly or annual report, along with the reason for such excess. In any event, we expect that the amount of our aggregate borrowings will be reasonable in relation to the value of our assets and will be reviewed by our board of directors at least quarterly.
Financing a portion of the acquisition price of our assets will allow us to broaden our business by increasing the funds available for acquisition. Financing a portion of our acquisitions is not free from risk. Using borrowings requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our shareholders or other purposes. We may also be unable to refinance the borrowings at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. Certain of our borrowings may be floating rate and the effective interest rates on such borrowings will increase when the relevant interest benchmark (e.g., LIBOR) increases.
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
However, we believe we provide a unique capital solution to sellers and operating management teams that is not widely available in the market, if at all. We believe we are able to be competitive with these entities primarily due to our focus on established middle-market U.S. companies, the ability of the Manager and the Sub-Manager to source proprietary transactions, and our unique business strategy that offers business owners a flexible capital structure and is a more attractive alternative when they require investment capital to meet their ongoing business needs. Further, we believe regulatory changes, including the adoption of the Dodd-Frank Act and the introduction of the international capital and liquidity requirements under the Basel III Accords (“Basel III”) have caused some of our potential competitors to curtail their lending to middle-market U.S. companies as a result of the greater regulatory risk and expense involved in lending to the sector.
Employees
We are externally managed and as such we do not have any employees.
Tax Status
We believe that we are properly characterized as a partnership for U.S. federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S. federal and state income tax at the entity level. However, we may acquire investments through wholly-owned corporate subsidiaries subject to U.S. federal and state income tax, which may increase our tax expense.
Corporate Information
Our executive offices are located at 450 South Orange Avenue, Orlando, Florida 32801, and our telephone number is 407-650-1000.
Available Information
We maintain a web site at www.cnlstrategiccapital.com containing additional information about our business, and a link to the SEC web site (www.sec.gov). We make available free of charge on our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after we file such material, or furnish it to, the SEC. The contents of our website are not incorporated by reference in or are otherwise a part of this Annual Report. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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

Risks Related to the Public Offering and Our Shares
The offering prices may change on a monthly basis and investors may not know the offering price when they submit their subscription agreements.
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
We have held our current businesses for only a short period of time and investors will not have the opportunity to evaluate the assets we acquire before we make them, which makes an investment in us more speculative.
We have held our current businesses for only a short period of time and we are not able to provide investors with information to evaluate the economic merit of the acquisitions we intend to make prior to our making them and investors will be relying entirely on the ability of the Manager, the Sub-Manager and our board of directors to select or approve, as the case may be, such acquisitions. Future opportunities may include the acquisition of businesses that are currently owned and/or controlled by the Sub-Manager or its affiliates. In connection with any acquisition of a business that involves the Sub-Manager or its affiliates (excluding co-investment opportunities acquired directly from third parties other than the Sub-Manager or its affiliates), we would seek a valuation from a third-party valuation firm, and such acquisition would be subject to approval of a majority of our independent directors.
Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, the Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board, our board’s fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.
The Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we have acquired or may acquire.
The Public Offering is a “best efforts,” as opposed to a “firm commitment” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our assets will increase. An investment in our shares will be subject to greater risk to the extent that we lack asset diversification. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Investors should not assume that we will sell the maximum offering amount of the Public Offering, or any other particular offering amount in the Public Offering.
The shares sold in the Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the Public Offering will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our fifth amended and restated limited liability company agreement, as currently amended and as may be amended in the future (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share repurchase program upon 30 days’ prior notice to our shareholders. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, which will be posted on our website, and will also provide a separate communication to our shareholders. The aggregate amount of funds under our share repurchase program will be determined on a quarterly basis in the sole discretion of our board of directors. During any calendar quarter, the total amount of aggregate repurchases will be limited to the aggregate proceeds from our distribution reinvestment plan during the previous quarter, unless our board of directors determines otherwise. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings, and cash from the sale of assets as of the end of the applicable period to repurchase shares. Our share repurchase program also limits the total amount of aggregate repurchases of Class A, Class FA, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The timing, amount and terms of our share repurchase program will include certain restrictions intended to maintain our ability to qualify as a partnership for U.S. federal income tax purposes. Therefore, it will be difficult for investors to sell their shares promptly or at all. If investors are able to sell their shares, investors may only be able to sell them at a substantial discount for the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell their shares to someone in those states. The shares should be purchased as a long-term investment only.
Our board of directors intends to contemplate a liquidity event for our shareholders within six years from the date we terminate the Public Offering; however, our board of directors is under no obligation to pursue or complete any particular liquidity event during this timeframe or otherwise. We expect that our board of directors, in the exercise of its fiduciary duty to our shareholders, will decide to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. There can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. A liquidity event could include, among other transactions: (i) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation; (ii) subject to an affirmative vote of a two-thirds (2/3) super-majority of our outstanding shares, a decision to continue as a perpetual-life company with a self-tender offer for a minimum of twenty-five percent (25%) of our outstanding shares; (iii) a merger or other transaction approved by our board of directors in which our shareholders will receive cash or shares of another publicly traded company; or (iv) a listing of our shares on a national securities exchange or a quotation through a national quotation system. However, there can be no assurance that we will complete a liquidity event within such time or at all.
If a liquidity event does not occur, shareholders may have to hold their shares for an extended period of time, or indefinitely. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, internal management requirements to become a perpetual life company and the potential for investor liquidity. Notwithstanding the shareholder approval requirement in connection with a determination to continue as a perpetual-life company as discussed above in (ii), nothing shall prevent our board of directors from exercising its fiduciary duty on behalf of our company and our shareholders, including any limitation on our board of directors to conduct self-tender offers or seek shareholder approval through multiple proxy attempts. Furthermore, if our independent directors determines that such voting requirement would have a material adverse impact on our company, our board of directors may waive such requirement and pursue a liquidity strategy as a perpetual-life company without such shareholder approval.
Under our share repurchase program, our ability to make new acquisitions of businesses or increase the current distribution rate may become limited if, during any consecutive two year period, we do not have at least one quarter in which we fully satisfy 100% of properly submitted repurchase requests, which may adversely affect our flexibility and our ability to achieve our investment objectives.
If, during any consecutive two year period, we do not have at least one quarter in which we fully satisfy 100% of properly submitted repurchase requests, we will not make any new acquisitions of businesses (excluding short-term cash management investments under 90 days in duration) and we will use all available investable assets (as defined below) to satisfy repurchase requests (subject to the limitations under our share repurchase program) until all outstanding repurchase requests (“Unfulfilled Repurchase Requests”) have been satisfied. Additionally, during such time as there remains any requests under our share repurchase plan outstanding from such period, the Manager and the Sub-Manager will defer their total return incentive fee until all such Unfulfilled Repurchase Requests have been satisfied. If triggered, this requirement may prevent us from pursuing potentially accretive investment opportunities and may keep us from fully realizing our investment objectives. In addition, this requirement may limit our ability to pay distributions to our shareholders. “Investable assets” includes net proceeds from new subscription agreements, unrestricted cash, proceeds from marketable securities, proceeds from the distribution reinvestment plan, and net cash flows after any payment, accrual, allocation, or liquidity reserves or other business costs in the normal course of owning, operating or selling our acquired businesses, debt service, repayment of debt, debt financing costs, current or anticipated debt covenants, funding commitments related to our businesses, customary general and administrative expenses, customary organizational and offering costs, asset management and advisory fees, performance or actions under existing contracts, obligations under our organizational documents or those of our subsidiaries, obligations imposed by law, regulations, courts or arbitration, or distributions or establishment of an adequate liquidity reserve as determined by our board of directors.
The ongoing offering price may not accurately reflect the value of our assets.
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in our prospectus, we will adjust the offering price of any of the classes of our shares to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date. Ongoing offering prices for the shares in the Public Offering will take into consideration other factors such as selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.
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
Within the parameters of our valuation procedures, the valuation methodologies used to value our assets involves subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Manager, the Sub-Manager and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets that differs materially from the values that were provided by the independent valuation firm. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or net asset value-based fees we paid to the Manager, the Sub-Manager or the Managing Dealer to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for our shares in the Public Offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program are generally based on our most recently determined net asset value per share, they may pay more than realizable value or receive less than realizable value for their investment.
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
In March 2018, our board of directors began to declare cash distributions to shareholders on weekly record dates and such distributions were paid on a monthly basis. Effective with distributions declared in January 2019 and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors has declared, and intends to continue to declare cash distributions to shareholders based on monthly record dates and we pay such distributions on a monthly basis. We intend to pay these distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve operating results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described in our prospectus. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future. We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. In the early stages of our company, we are likely to pay some, if not all, of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. Distributions on the Non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distributions and shareholder servicing fees that we are required to pay. We also believe the likelihood that distributions will be paid from sources other than cash flow from operations may be higher in the early stages of the offering. These risks will be greater for persons who acquire our shares relatively early in the Public Offering, before a significant portion of the offering proceeds have been deployed. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.
Because the Managing Dealer is an affiliate of the Manager, investors will not have the benefit of an independent review of the Public Offering or us customarily performed in underwritten offerings.
The Managing Dealer, CNL Securities Corp., is an affiliate of the Manager, and will not make an independent review of us or the Public Offering. Accordingly, investors will have to rely on their own broker-dealer or distribution intermediary to make an independent review of the terms of the Public Offering. If an investor’s broker-dealer or distribution intermediary does not conduct such a review, they will not have the benefit of an independent review of the terms of the Public Offering. Further, the due diligence investigation of us by the Managing Dealer cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our shares relative to publicly traded companies.
We may be unable to use a significant portion of the net proceeds of the Public Offering on acceptable terms in the timeframe contemplated by the prospectus relating to the Public Offering.
Delays in using the net proceeds of the Public Offering may impair our performance. We cannot assure an investor that we will be able to identify any acquisition opportunities in a manner consistent with our business strategy or that any acquisition that we make will produce a positive return. We may be unable to use the net proceeds of the Public Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before we have raised sufficient funds to deploy the proceeds of the Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of the Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which may produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay in a manner consistent with our business strategy.
Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors in the Public Offering do not have pre-emptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase in the Public Offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase in the Public Offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
Investors will experience substantial dilution in the net tangible book value of their shares equal to the offering costs and sales load associated with their shares and will encounter substantial on-going fees and expenses.
If investors purchase our shares in the Public Offering, there are substantial fees and expenses which will be borne by the investor initially and ongoing as an investor. Also, investors will incur immediate dilution in the net tangible book value of their shares equal to the offering costs and the sales load associated with their shares. There are also certain offering costs associated with the shares in the Public Offering, which will be reimbursed to the Manager and the Sub-Manager. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
We are an “emerging growth company,” as defined in the JOBS Act, and therefore are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that normally are applicable to public companies. For so long as we remain an emerging growth company, we will not be required to (i) comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions of Section 14A(a) of the Exchange Act (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions of Section 14A(b) of the Exchange Act (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations), (iii) disclose more than two years of audited financial statements in a registration statement filed with the SEC, (iv) disclose selected financial data pursuant to the rules and regulations of the Securities Act (requiring selected financial data for the past five years or for the life of the issuer, if less than five years) in our periodic reports filed with the SEC for any period prior to the earliest audited period presented in this registration statement, and (v) disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Once we are no longer an “emerging growth company,” because we are not a “large accelerated filer” or an “accelerated filer” under the Exchange Act, and will not be so long as our shares are not traded on a securities exchange, we are not subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In addition, because we have no employees, we do not have any executive compensation or golden parachute payments to report in our periodic reports and proxy statements. We cannot predict if investors will find our shares less attractive because we choose to rely on any of the exemptions discussed above.
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

We sold and issued our Class FA shares in the 2018 Private Offering, the Class FA Private Offering and the Follow On Class FA Offering and used a substantial portion of the net proceeds from such offerings to acquire our businesses. We currently operate our business in a manner so that it is intended to qualify as a VCOC, as defined in the regulations governing plan assets, or the Plan Asset Regulations, promulgated under ERISA by the Department of Labor, and therefore are not subject to the ERISA fiduciary requirements with respect to our assets. However, if we fail to satisfy the requirements to qualify as a VCOC for any reason and no other exception under the Plan Asset Regulations applies, such failure could materially interfere with our activities or expose us to risks related to our failure to comply with the requirements. If no exception under the Plan Asset Regulations applied, the fiduciary responsibility standards of ERISA would apply to us, including the requirement of investment prudence and diversification, and certain transactions that we enter into, or may have entered into, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of a plan subject to Title I of ERISA or Section 4975 of the Code, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Therefore, our business could be adversely affected if we fail to quality as a VCOC under the Plan Asset Regulations.
Risks Related to Our Organization and Structure
We have a limited operating history and limited established financing sources and may be unable to successfully implement our business and acquisition strategies or generate sufficient cash flow to make distributions to our shareholders.
We have a limited operating history and limited established financing sources. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will be unable to implement and execute our business strategy as described in our prospectus and that the value of our shares could decline substantially and, as a result, investors may lose part or all of their investment. Our financial condition and results of operations will depend on many factors including the availability of acquisition opportunities, readily accessible short and long-term financing, financial markets and economic conditions generally and the performance of the Manager and the Sub-Manager. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.
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
Our board of directors has the authority to modify or waive our current business and acquisition policies, criteria and strategies without prior notice and without shareholder approval. In such event, we will promptly file a prospectus supplement and a current report on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current business and acquisition policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in deploying the net proceeds of the Public Offering and may use the net proceeds from the Public Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Public Offering.
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
We are organized as a holding company that conducts its business primarily through its wholly- and majority-owned subsidiaries. We conduct and intend to continue to conduct our operations so that the company and each of its subsidiaries do not fall within, or are excluded from the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. We believe that we are not to be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not and will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we have and continue to intend to acquire stable and growing middle-market U.S. businesses with a focus on business services, consumer products, education, franchising, light manufacturing / specialty engineering, non-FDA regulated healthcare and safety companies. In addition, through the Manager and the Sub-Manager, we have been and intend to continue to be engaged with the acquired businesses in several areas, including (i) strategic direction and planning, (ii) supporting add-on acquisitions and introducing senior management to new business contacts, (iii) balance sheet management, (iv) capital markets strategies, and (v) optimization of working capital. We monitor the critical success factors of our acquired businesses on a daily/weekly basis and meet monthly with senior management of the companies we acquire in an operating committee environment to discuss their respective strategic, financial and operating performance. As a consequence, we primarily engage and hold ourselves out as being primarily engaged in the non-investment company businesses of these companies, which are or will become our wholly- or majority-owned subsidiaries.
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
We conduct operations, and intend to continue to conduct our operations, so that on an unconsolidated basis we and most of our subsidiaries will comply with the 40% test and no more than 40% of the assets of those subsidiaries will consist of investment securities. We expect that most, if not all, of our wholly- and majority-owned subsidiaries will fall outside the definitions of investment company under Section 3(a)(1)(A) and Section 3(a)(1)(C) or rely on an exception or exemption from the definition of investment company other than the exceptions under Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which currently constitute and are expected to continue to constitute most, if not all, of our assets) generally will not constitute “investment securities” for purposes of Section 3(a)(1)(C) of the Investment Company Act. Accordingly, we believe that we are not considered and will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act. We monitor our holdings on an ongoing basis and in connection with each of our business acquisitions to determine compliance with the 40% test.
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
Additionally, we conduct and intend to continue to conduct operations so that we are not treated as a “special situation investment company” as such term has been interpreted by the SEC and its staff and by courts in judicial proceedings under the Investment Company Act. Special situation investment companies generally are companies which secure control of other companies primarily for the purpose of making a profit in the sale of the controlled company’s securities. The types of companies that have been characterized by the SEC in SEC releases, the SEC staff or by courts in judicial proceedings under the Investment Company Act as “special situation investment companies” are those that, as part of their history and their stated business purpose, engage in a pattern of acquiring large or controlling blocks of securities in companies, attempting to control or to exert a controlling influence over these companies, improving their performance and then disposing of acquired share positions after a short-term holding period at a profit once the acquired shares increase in value. Special situation investment companies also follow a policy of shifting from one investment to another because greater profits seem apparent elsewhere. We monitor our business activities, including our acquisitions and divestments, on an ongoing basis to avoid being deemed a special situation investment company. One of the factors that distinguishes us from a “special situation investment company” is our policy of acquiring middle-market U.S. businesses with the expectation of operating these businesses over a long-term basis that for us will involve a minimum holding period of four to six years.
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
If we were required to register the company as an investment company pursuant to the Investment Company Act but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have a material adverse effect on us and the returns generated for shareholders.
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
Risks Related to the Manager, the Sub-Manager and Their Respective Affiliates
Our success will be dependent on the performance of the Manager and the Sub-Manager and their respective affiliates, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to the Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs.
The Manager was formed in August 2016 and has a limited operating history. The Sub-Manager was formed in September 2016 and has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
The Manager, the Sub-Manager and their respective affiliates, including our officers and some of our directors will face conflicts of interest including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Manager, the Sub-Manager and their respective affiliates will receive substantial fees from us (directly or indirectly) in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public and private offerings of equity by us, which allow the Managing Dealer to earn additional dealer manager fees and the Manager and the Sub-Manager to earn increased management fees. The Administrator and the Sub-Administrator will also face conflicts of interests with respect to their performance of various administrative services that we require, including but not limited to conflicts that may arise from the Administrator’s and the Sub-Administrator’s decisions with respect to the allocation of their time and resources as they relate to their recommendations and oversight of the personnel, facilities and services provided to us, and the quality of professional and administrative services rendered by their respective affiliates to us. The Manager, the Sub-Manager and their respective affiliates, including certain of our officers and some of our directors will face conflicts of interest including conflicts that may result from compensation arrangements. The Manager compensates the members of its management committee with incentive-based compensation, asset-based compensation and/or bonuses and awards which will vary based on the Manager’s performance.
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
The Manager and the Sub-Manager perform services for us in connection with the identification, selection and acquisition of our assets, and the monitoring and administration of our assets. We pay the Manager and the Sub-Manager certain fees for management services, including a base management fee that is not tied to the performance of our assets. We pay fees and commissions to the Managing Dealer in connection with the offer and sale of the shares. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services. Since the Administrator and the Sub-Administrator are affiliates of the Manager and the Sub-Manager, respectively, they may experience conflicts of interests when seeking expense reimbursement from us. Similarly, our businesses may pay fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees reduce the amount of cash available for acquisitions or distribution to our shareholders. These fees also increase the risk that the amount available for distribution to shareholders upon a liquidation of our assets would be less than the purchase price of the shares in the Public Offering and that investors may not earn a profit on their investment.
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
The Manager and the Sub-Manager will experience conflicts of interest in connection with the management of our business affairs relating to the allocation of business opportunities by the Manager, the Sub-Manager and their respective affiliates to us and other clients; compensation to the Manager, the Sub-Manager and their respective affiliates; services that may be provided by the Manager, the Sub-Manager and their respective affiliates to our businesses; co-investment opportunities for us and the allocation of such opportunities to us and other clients of the Manager and the Sub-Manager; the formation of investment vehicles by the Manager or the Sub-Manager; differing recommendations given by the Manager and the Sub-Manager to us versus other clients; the Manager’s and the Sub-Manager’s use of information gained from our businesses for investments by other clients, subject to applicable law; and restrictions on the Manager’s and the Sub-Manager’s use of “inside information” with respect to potential acquisitions by us.
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
The Sub-Manager and its affiliates currently manage other clients and may in the future manage new clients that may have a similar business strategy as us. The Sub-Manager will determine which opportunities it presents to us or another client with a similar business objective. The Sub-Manager may determine it is more appropriate for one or more other clients managed by the Sub-Manager or any of its affiliates than it is for us and present such opportunity to the other client. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts, including the amount of such co-investment opportunity allocated to us.
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

Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we participate in a co-investment opportunity with Levine Leichtman Capital Partners VI, L.P. which accumulates broken deal costs and if our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs, subject to annual review by the Sub-Manager.
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
As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association, the Manager and the Sub-Manager and their respective affiliates have an aggregate net worth in excess of the required $11.8 million for the Public Offering. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to acquire controlling interests in privately held, middle-market U.S. businesses which by their nature pose certain incremental risks as compared to public companies including that they:

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
A significant component of our business strategy is to acquire controlling equity interests in businesses. We intend to focus on middle-market U.S. businesses in various industries. Generally, because such businesses are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from operations for significant periods of time. In addition, we may incur substantial broken deal costs in connection with acquisition opportunities that are not consummated.
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
The net proceeds from the sale of our shares in the Public Offering and private offerings will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
We anticipate acquiring controlling interests in a limited number of companies. As a result, the performance of our business may be substantially adversely affected by the unfavorable performance of even a single business. Further, operational interruptions and unplanned events at one or more of our production facilities of these businesses, such as explosions, fires, inclement weather, natural disasters, pandemics, accidents, transportation interruptions and supply could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus ("COVID-19"), could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.
Outbreaks of pandemic or contagious diseases, such as the current outbreak of COVID-19, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager, the Sub-Manager and our businesses could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. Further, if the U.S. and global economy continue to slow down or consumer behavior shifts due to the COVID-19 outbreak (including the continued threat or perceived threat of such outbreak), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.
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
Some of our businesses may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase, and the value of our assets is likely to decrease during these periods. Adverse or disruptive economic conditions, such as during a government shutdown, may also decrease the value of any collateral securing our senior or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our assets and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could prevent us from acquiring additional assets, limit our ability to grow and negatively impact our operating results and financial condition.
Financial results of certain of our businesses may be affected by the operating results of and actions taken by their franchisees.
Certain of our businesses may receive a substantial portion of their revenues in the form of royalties, which are generally based on a percentage of gross sales from franchisees. Accordingly, financial results of such businesses are to a large extent dependent upon the operational and financial success of their franchisees. If sales trends or economic conditions deteriorate for franchisees, their financial results may also deteriorate and the royalties paid to such businesses may decline and the accounts receivable and related allowance for doubtful accounts may increase. In addition, if the franchisees fail to renew their franchise agreements, royalty revenues of these businesses may decrease which in turn may materially and adversely affect business and operating results of these businesses. For example, Lawn Doctor, Inc. (“Lawn Doctor”) one of our initial businesses, relies primarily on broker referrals for new franchise development and has two main broker relationships that are key to driving new franchisee growth, in addition to its corporate employees generating opportunities. Any disputes with brokers could negatively affect Lawn Doctor’s ability to attract new franchisees and adversely affect its business and operating results.
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
We may also participate in co-investment opportunities with affiliates of the Sub-Manager or with other third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in businesses in conjunction with participation by one or more parties in such opportunity. As participants in such co-investment opportunities, we may have economic or other business interests or objectives that are inconsistent with those of our third-party partners or co-venturers. We may not have a right to participate in the operation, management, direction or control of such businesses, and our ability to redeem or sell all or a portion of our investment may be subject to significant restrictions. Furthermore, such co-investment opportunities may involve risks not present in acquisitions where a third party is not involved, including the possibility that we may incur liabilities as the result of actions taken by the controlling party and that a third-party partner or co-venturer may have financial difficulties and may have different liquidity objectives.
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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program and in June 2017, it announced plans to start gradually reducing its bond holdings by not reinvesting proceeds from such bond holdings. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our assets. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In March 2020, the Federal Reserve decreased the federal funds rate to a range between 1.00% and 1.25%. Although the Federal Reserve elected not to raise the federal funds rate in March 2020, it had previously raised the federal funds rate nine times during the period between December 2015 and December 2018. Further, if key economic indicators, such as the unemployment rate or inflation, progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.
To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our acquisitions, through borrowing from banks and other lenders an investor will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Manager and the Sub-Manager. Additionally, to the extent we use borrowings to finance a portion of the acquisition price of assets, we would make such acquisitions through corporate subsidiaries taxed at U.S. federal corporate tax rates, which may increase tax expenses.
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
Uncertainty regarding LIBOR may adversely impact our borrowings.
In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting the LIBOR as a benchmark by the end of 2021 (the “LIBOR Transition Date”). It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. The Line of Credit is, and other future financings may be, linked to this benchmark rate. Before the LIBOR Transition Date, we may need to amend the Line of Credit that utilizes LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
We, and our businesses, as well as the Manager and the Sub-Manager, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of such a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include disrupted operations, misstated or unreliable financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, regulatory enforcement litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Manager’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective.
We, and our businesses, are subject to a variety of federal, state and international laws and other obligations regarding data protection.
We, and our businesses, are subject to a variety of federal, state and international laws and other obligations regarding data protection. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing domestic and international requirements may cause us or our businesses to incur substantial costs or require us or one of our businesses to change its business practices. Any failure by us or one of our businesses to comply with its own privacy policy, applicable association rules, or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us or one of our businesses by governmental entities or others. Additionally, given the data collection and distribution focus of our Roundtables’ business, any failure could have a material impact on the use of its services by its customers.
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
In addition, the payment of the distribution and shareholder servicing fees over time with respect to the Class T and Class D shares will be paid from cash distributions that would otherwise be distributable to the shareholders of Class T and Class D shares. Accordingly, the Class T and Class D shareholders will receive a lower cash distribution than the Class FA, Class A, Class I and Class S shareholders as a result of economically bearing our obligation to pay such fees. Additionally, since the management and incentive fees for the Non-founder shares are higher than the management and incentive fees for the Class FA shares, the non-founder shareholders will receive a lower cash distribution than the Class FA shareholders as a result of economically bearing a greater proportionate share of our obligation to pay such fees. Although the payment of such fees will be specially allocated to the class of shares that are bearing these fees, because the fees are not deductible expenses for tax purposes, the taxable income of the company allocable to the shareholders of the classes of shares that are bearing these fees may exceed the amount of cash distributions made to such shareholders.
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
If, for any reason, we become taxable as a corporation for U.S. federal income tax purposes, our items of income and deduction would not pass through to our shareholders and our shareholders would be treated for U.S. federal income tax purposes as shareholders in a corporation. We would be required to pay income tax at corporate rates on our net income. Distributions by us to shareholders would constitute dividend income taxable to such shareholders, to the extent of our earnings and profits, and the payment of these distributions would not be deductible by us. Although the Tax Cuts and Jobs Act reduced regular corporate rates from 35% to 21%, our failure to qualify as a partnership for U.S. federal income tax purposes could have a material adverse effect on us, our shareholders and the value of the shares.

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
The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. No assurance can be given as to whether, when, or in what form, the U.S. federal and state income tax laws applicable to us and our shareholders may be enacted. We and our shareholders could be adversely affected by any such change in, or any new, tax law, regulation or interpretation. Prospective investors should consult their tax advisors regarding the potential changes in tax laws.
Interest deductions on loans made to our subsidiaries may be limited, which could result in adverse tax consequences.
Our debt investments in our subsidiaries are intended to be treated as indebtedness for U.S. federal income tax purposes. If the IRS successfully recharacterized any of such debt investments as equity for U.S. federal income tax purposes, payments of interest with respect to such debt investment may be recharacterized as a dividend and would not be deductible by our subsidiary in computing its taxable income, resulting in the subsidiary potentially being subject to additional U.S. federal income tax.  Even to the extent the debt investments are respected as indebtedness for U.S. federal income tax purposes, the deduction for interest payments by each of our subsidiaries with respect to such debt investments for any taxable year is generally limited to the sum of (i) such subsidiary's business interest income and (ii) 30% of the subsidiary's "adjusted taxable income", unless the subsidiary is an electing real property trade or business.  To the extent interest deductions by our subsidiaries are limited, it could increase the U.S. federal income tax liability of our subsidiaries, reducing the amount of cash available for distribution to us, and, as a result, to our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
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
As of December 31, 2019, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
Since our Registration Statement went effective and through December 31, 2019, we sold shares on a continuous basis at the following prices through the Public Offering:

	Public Offering Price per Share
Effective Date (1)	Class A	Class T	Class D	Class I
3/7/2018	$27.32	$26.25	$25.00	$25.00
4/27/2018	27.46	26.38	25.13	25.13
5/25/2018	27.50	26.41	25.16	25.23
6/26/2018	27.41	26.43	25.26	25.23
7/27/2018	27.73	26.69	25.41	25.40
8/24/2018	28.51	27.46	26.12	26.13
9/27/2018	28.74	27.70	26.28	26.35
10/25/2018	28.72	27.67	26.20	26.34
11/23/2018	28.69	27.64	26.11	26.33
12/26/2018	28.87	27.84	26.23	26.52
1/29/2019	28.90	27.86	26.23	26.55
2/28/2019	28.78	27.75	26.07	26.44
3/22/2019	28.89	27.86	26.15	26.57
4/26/2019	28.84	27.82	26.17	26.54
5/28/2019	28.97	27.95	26.24	26.67
6/21/2019	29.23	28.20	26.45	26.91
7/26/2019	29.22	28.18	26.46	26.91
8/27/2019	29.17	28.13	26.35	26.87
9/23/2019	29.11	28.07	26.27	26.83
10/28/2019	29.22	28.18	26.43	26.95
11/26/2019	29.22	28.19	26.40	26.96
12/23/2019	29.28	28.23	26.43	27.02

(1)	Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
During the year ended December 31, 2019, we sold 1,008,488 Class FA shares under the Class FA Private Offering and Follow-On Class FA Private Offering for net proceeds of approximately $27.6 million. We conducted the Class FA Private Offering, which terminated in December 2019, and are conducting the Follow-On Class FA Private Offering pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We offered the shares in the Class FA Private Offering and are conducting the Follow-On Class FA Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. There were no selling commissions or placement agent fees for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering we pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver that may apply. See Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information related to the Class FA Private Offering and the Follow-On Class FA Private Offering. Class FA shares are not offered for sale in the Public Offering.
Repurchase of Shares and Issuer Purchases of Equity Securities
On March 29, 2019, our board of directors approved and adopted a share repurchase program, as further amended on January 29, 2020 (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend, suspend or terminate the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
During the quarter ended December 31, 2019, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
October 1, 2019 to October 31, 2019	—	$—	—	$229,377
November 1, 2019 to November 30, 2019	—	—	—	229,377
December 1, 2019 to December 31, 2019	8,344	26.82	8,344	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended December 31, 2019, we received requests for the repurchase of approximately $0.2 million of our common shares, which did not exceed proceeds received from our distribution reinvestment plan in the previous quarter.

Holders
As of December 31, 2019, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	616
A	454
T	126
D	158
I	404
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
Performance Graph
Not applicable.
Use of Proceeds
On March 7, 2018, the Registration Statement covering the Public Offering, of up to $1,100,000,000 shares, was declared effective under the Securities Act. The Public Offering commenced on March 7, 2018, and is currently expected to terminate on or before March 7, 2021, unless further extended by our board of directors.
Through CNL Securities Corp., the Managing Dealer for the Public Offering, we are offering to the public on a best efforts basis up to $1,000,000,000 shares consisting of Class A shares, Class T shares, Class D shares and Class I shares.
We are also offering up to $100,000,000 shares to be issued pursuant to our distribution reinvestment plan.
The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through December 31, 2019:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	2,078,349

Aggregate amount sold (3)	$56,747,048
Payment of underwriting compensation (4)	(1,664,526)	(1,664,526)	—
Net offering proceeds to the issuer	55,082,522
Investments in portfolio companies (5)	(40,117,637)	—	(40,117,637)
Distributions to shareholders (6)	(802,515)	(174)	(802,341)
Remaining proceeds from the Offering	$14,162,370
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

(3)
Excludes approximately $0.9 million (33,867 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3,258,260 million shares) of unregistered Class FA shares sold in the 2018 Private Offering and approximately $27.6 million (1,008,488 shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

(5)	Excludes approximately $16.3 million funded using proceeds from the Class FA Private Offering and the Follow-On Class FA Private Offering.

(6)
Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offering.  The amounts presented above represent the net proceeds used for such purposes.

Item 6.	Selected Financial Data
The following selected financial data for the year ended December 31, 2019, the period from February 7, 2018 (commencement of operations) to December 31, 2018 and as of December 31, 2019, 2018 and 2017 is derived from our financial statements which have been audited by Ernst & Young, LLP and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31, 2019	For the Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Statements of Operations data:
Investment income	$8,138,307	$6,792,445
Operating expenses
Total operating expenses	4,529,063	3,792,847
Expense support	(1,372,020)	(389,774)
Net operating expenses	3,157,043	3,403,073
Net investment income	4,981,264	3,389,372
Net change in unrealized appreciation on investments	5,195,000	5,725,661
Net increase in net assets resulting from operations	$10,176,264	$9,115,033

Per share data:
Net asset value(1)
Class FA shares	$27.64	$26.65
Class A shares	26.91	26.44
Class T shares	27.01	26.54
Class D shares	26.61	26.23
Class I shares	27.15	26.55
Net investment income(2)	$1.05	$1.00
Distributions declared(3)
Class FA shares	$1.25	$1.03
Class A shares	1.25	0.91
Class T shares	1.00	0.60
Class D shares	1.12	0.58
Class I shares	1.25	0.89
Other data:
Total investment return based on net asset value after incentive fee per share
Class FA shares	8.46%	10.88%
Class A shares	6.66%	9.56%
Class T shares	5.65%	7.94%
Class D shares	5.87%	6.19%
Class I shares	7.14%	9.90%
Number of portfolio companies at period end	4	2
Purchases of investments	$56,500,000	$76,774,339

	December 31, 2019	December 31, 2018	December 31, 2017
Statements of Assets and Liabilities data:
Total assets	$175,543,623	$104,253,134	$200,000
Total liabilities	$1,260,732	$1,423,324	$—
Total net assets	$174,282,891	$102,829,810	$200,000

 FOOTNOTES:

(1)	The per share calculation for net asset value is based on shares outstanding as of the end of the period.

(2)
The per share calculation for net investment income is based on weighted average shares outstanding during the period. Net investment income includes expense support of approximately $0.29 and $0.11 per share for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. See Note 5. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data” for further discussion of expense support.

(3)
Distributions declared per share amounts presented for the period from February 7, 2018 (commencement of operations) to December 31, 2018 are based on shares outstanding from the later of (1) February 7, 2018 (commencement of operations) or (2) the date of the first investor for the respective share class, through the period presented. The first investors for Class FA, Class A, Class T, Class D and Class I shares purchased their shares in February 2018, April 2018, May 2018, June 2018 and April 2018, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein.

Overview
CNL Strategic Capital, LLC is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. We are externally managed by the Manager, CNL Strategic Capital Management, LLC, an entity that is registered as an investment adviser under the Advisers Act. The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under the Management Agreement pursuant to which the Manager is responsible for the overall management of our activities and sub-managed by the Sub-Manager, Levine Leichtman Strategic Capital, LLC, a registered investment adviser, under the Sub-Management Agreement pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC.
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
We intend to acquire and grow durable, middle market U.S. businesses with annual revenues primarily between $25 million and $250 million. We target businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who seek a meaningful ownership stake in the company.  Our investments are typically structured as controlling equity interests in combination with debt positions. In doing so, we seek to provide long-term capital appreciation with current income, while protecting invested capital.  We expect this to produce attractive risk-adjusted returns over a long time horizon.  We seek to structure our investments with limited, if any, third-party senior leverage.
In addition and to a lesser extent, we may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of our total assets.
We were formed as a Delaware limited liability company on August 9, 2016 and we operate and intend to continue to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018 when aggregate subscription proceeds in excess of the minimum offering amount of $80 million were received in the 2018 Private Offering.

Our Common Shares Offerings
The 2018 Private Offering
We offered through the 2018 Private Offering up to $85 million of Class FA shares and up to $115 million of Class A shares (one of the classes of shares that constitute Non-founder shares) on a best efforts basis, which meant that the Placement Agent in connection with the 2018 Private Offering used its best efforts but was not required to sell any specific amount of shares. On February 7, 2018, we commenced operations when we met our minimum offering requirement of $80 million in Class FA shares under the 2018 Private Offering and we issued approximately 3.3 million Class FA shares at $25.00 per Class FA share resulting in gross proceeds of approximately $81.7 million. The $81.7 million in gross proceeds included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares issued in exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to the Exchange Agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares, from other individuals affiliated with the Manager. The Class FA shares and Class A shares in the 2018 Private Offering were offered for sale only to persons that were “accredited investors,” as that term is defined under the Securities Act, and Regulation D promulgated thereunder. No Class A shares were sold under the 2018 Private Offering. The 2018 Private Offering was closed in February 2018.
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
Public Offering
Once the registration statement on Form S-1, as amended and filed with the SEC, became effective on March 7, 2018, we began offering through the Public Offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best efforts, but is not required to sell any specific amount of shares. We are offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).
We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan.
On January 21, 2020, our board of directors approved an extension of the Public Offering until March 7, 2021. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Public Offering until March 7, 2021. However, we reserve the right to further extend the outside date of the Public Offering or terminate the Public Offering at any time in our sole discretion.
Since the Public Offering became effective through December 31, 2019, we have received net proceeds from the Public Offering of approximately $56.0 million, including approximately $0.9 million received through our distribution reinvestment plan. As of December 31, 2019, the Public Offering price was $29.28 per Class A share, $28.23 per Class T share, $26.43 per Class D share and $27.02 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Public Offering.
Since the Public Offering became effective through December 31, 2019, we have incurred selling commissions and dealer manager fees of approximately $1.7 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through December 31, 2019 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.9 million based on actual amounts raised through the Public Offering since the Public Offering became effective through December 31, 2019. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”

In January, February and March 2020, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of January 28, 2020, February 28, 2020 and March 23, 2020, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective January 28, 2020:
Public Offering Price, Per Share	$29.41	$28.36	$26.61	$27.15
Selling Commissions, Per Share	1.76	0.85	—	—
Dealer Manager Fees, Per Share	0.74	0.50	—	—
Effective February 28, 2020:
Public Offering Price, Per Share	29.25	28.19	26.44	27.00
Selling Commissions, Per Share	1.76	0.85	—	—
Dealer Manager Fees, Per Share	0.73	0.49	—	—
Effective March 23, 2020
Public Offering Price, Per Share	29.23	28.16	26.40	26.99
Selling Commissions, Per Share	1.75	0.85	—	—
Dealer Manager Fees, Per Share	0.73	0.49	—	—
Class FA Private Offerings
In April 2019, we launched the Class FA Private Offering of up to $50.0 million of Class FA shares pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with the Placement Agent, an affiliate of the Manager. The Class FA Private Offering was offered on a best efforts basis, which meant that the Placement Agent would use its best efforts but was not required to sell any specific amount of shares. In June 2019, we met our minimum offering amount for the Class FA Private Offering and we held our initial escrow closing on subscriptions for the Class FA Private Offering. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was terminated in December 2019.
In conjunction with the launch of the Class FA Private Offering, our board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
We are currently conducting the Follow-On Class FA Private Offering which we launched in July 2019 of up to $50.0 million of Class FA shares pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Placement Agent, serves as placement agent for the Follow-On Class FA Private Offering. Under the Follow-On Class FA Private Offering we pay the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver may apply. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Follow-On Class FA Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Follow-On Class FA Private Offering or (ii) March 31, 2020.
In January 2020, our board of directors approved a new per share offering price of $27.64 for the Class FA shares in the Class FA Private Offering. The Class FA Private Offering closed on December 31, 2019. In January, February and March 2020, our board of directors approved a new per share offering price of $30.21, $30.09 and $30.12 for the Class FA shares in the Follow-On Class FA Private Offering, respectively.
Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares of our common stock, $0.001 par value per share, and we commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Class S Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Class S Private Offering or

(ii) six (6) full months from the commencement of the Class S Private Offering. However, we reserve the right to extend the outside date of the Class S Private Offering in our sole discretion but in no event longer than an additional three (3) full months. We may suspend or terminate the Class S Private Offering at any time in our sole discretion.
In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
In February and March 2020, our board of directors approved a per share offering price of $28.53 and $28.56 for the Class S shares in the Class S Private Offering, respectively.
Portfolio and Investment Activity
As of December 31, 2018, we had invested approximately $74.4 million in two separate portfolio companies. During the year ended December 31, 2019, we invested approximately $56.5 million in two additional portfolio companies.
In August 2019, we made a majority equity and concurrent debt investment in Auriemma U.S. Roundtables (“Roundtables”). In November 2019, we invested additional capital in the form of senior bridge notes. Roundtables is an information services and advisory solutions business to the consumer finance industry. Prior to this transaction, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, retail banking, wealth management and fintech) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry.
In November 2019, we made a minority equity and concurrent debt investment in Milton Industries Inc. (“Milton”). We co-invested in Milton with LLCP Lower Middle Market Fund, L.P., an institutional fund and affiliate of the Sub-Manager. Milton is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of more than 30 years among its top ten customers.
As of December 31, 2019, we had invested in four portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company since we commenced operations (in millions):

		As of December 31, 2019
		Equity Investments		Debt Investments (1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	62%	$30.5	Senior Secured - Second Lien	16.0%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16.0%	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16.0%	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8.0%	11/13/2020	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15.0%	11/21/2025	3.4	10.0
			$85.1				$48.2	$133.3
FOOTNOTES:

(1)	The note purchase agreements contain customary covenants and events of default. As of December 31, 2019, all of our portfolio companies were in compliance with our debt covenants.

(2)
See the Schedule of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2019.

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

Polyform Products, Co. (“Polyform”) is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.
In December 2019, we had committed to funding a co-investment of $10.0 million with an affiliate of the Sub-Manager in Resolution Economics, LLP (“Resolution Economics”). Resolution Economics is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters. The transaction subsequently closed in January 2020. See Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for information related to our investments after December 31, 2019 through the date of this report.
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
We present Adjusted EBITDA for our significant portfolio companies because we believe it assists investors in comparing the performance of such businesses across reporting periods on a consistent basis by excluding items that we do not believe are indicative of their core operating performance.
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
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA only supplementally.
Summarized Net Income to Adjusted EBITDA Reconciliations
Lawn Doctor

	Year Ended December 31, 2019	For the Period from February 7, 2018 (1) to December 31, 2018
Net (loss) income attributable to Lawn Doctor (GAAP)	$(429,111)	$290,564
Interest and debt related expenses	4,361,517	3,903,985
Depreciation and amortization	2,499,175	2,222,246
Income tax (benefit) expense	(142,104)	16,913
Adjusted EBITDA (non-GAAP)	$6,289,477	$6,433,708

Polyform

	Year Ended December 31, 2019	For the Period from February 7, 2018 (1) to December 31, 2018
Net loss (GAAP)	$(359,241)	$(939,033)
Interest and debt related expenses	2,920,588	2,630,199
Depreciation and amortization	1,651,906	1,469,250
Income tax benefit	(140,000)	(159,000)
Non-recurring fair value acquisition adjustment	—	438,000
Transaction related expenses (2)	—	313,895
Adjusted EBITDA (non-GAAP)	$4,073,253	$3,753,311
Roundtables

For the Period from August 1, 2019 (3) to December 31, 2019
Net loss (GAAP)	$(1,004,642)
Interest and debt related expenses	1,043,334
Depreciation	618,462
Income tax benefit	(335,795)
Adjusted EBITDA (non-GAAP)	$321,359
 FOOTNOTES:

(1)	February 7, 2018 is the date we acquired Lawn Doctor and Polyform.

(2)	Transaction related expenses are non-recurring.

(3)	August 1, 2019 is the date we acquired Roundtables.

Factors Impacting Our Operating Results
We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and the operations of its portfolio companies could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the novel coronavirus (“COVID-19”). In March 2020, the World Health Organization declared COVID-19 a pandemic, which continues to spread throughout the United States and globally.  The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition, capital raise and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected. See Item 1A “Risk Factors” for additional information regarding the risks of COVID-19.
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
As of December 31, 2019 and December 31, 2018, we had approximately $31.0 million and $21.7 million, respectively, of cash and restricted cash.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $67.2 million and $96.9 million in net proceeds (2.5 million shares and 3.9 million shares, respectively) during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively, from our Offerings, which excludes approximately $0.8 million (30,024 shares) and $0.1 million (3,844 shares) raised through our distribution reinvestment plan during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. Additionally, the amount raised during the period from February 7, 2018 (commencement of operations) to December 31, 2018 included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2019, we had approximately 944 million common shares available for sale through the Public Offering and Class FA Private Offering and the Follow-On Class FA Private Offering.
Operating Activities. During the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $3.9 million and $4.4 million, respectively. The decrease in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to an increase in base management fees of approximately $0.6 million, an increase in professional services expense of approximately $0.2 million and an increase in expense support receivable due to from related parties of approximately $1.0 million, offset partially by an increase in total investment income of approximately $1.3 million primarily attributable to an increase in interest earned on debt investments.
Borrowings. In June 2019, the Company, through a wholly-owned subsidiary, entered into a Loan Agreement for a $20.0 million Line of Credit. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes.

The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. We had not borrowed any amounts under the Line of Credit as of December 31, 2019.
Uses of Liquidity and Capital Resources
Investments. We used approximately $56.4 million and $74.4 million of cash proceeds from our Offerings to purchase investments in two portfolio companies during the year ended December 31, 2019 and to purchase investments in two portfolio companies during the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. Cash used for investments during the year ended December 31, 2019 excludes approximately $0.1 million of amounts payable for the purchase of investments as of December 31, 2019. In December 2019, we, through a consolidated subsidiary, had committed to funding $10.0 million for a co-investment with an affiliate of the Sub-Manager. As of December 31, 2019, we had funded our co-investment commitment of $10.0 million into escrow and in January 2020 we completed the co-investment in Resolution Economics. Our co-investment in Resolution Economics includes a minority equity interest and a debt investment.
Distributions. We paid distributions to our shareholders of approximately $4.8 million and $3.1 million (which excludes distributions reinvested of approximately $0.8 million and $0.1 million, respectively) during the year ended December 31, 2019 and during the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. See “Distributions” below for additional information.
Share Repurchases. We received requests for repurchases of approximately $0.9 million (32,133 shares) during the year ended December 31, 2019, of which approximately $0.6 million had been paid as of December 31, 2019 to repurchase shares in accordance with our Share Repurchase Program. The Share Repurchase Program became effective in March 2019 so we did not repurchase shares during the period from February 7, 2018 (commencement of operations) to December 31, 2018.

Distributions Declared
In January 2019, our board of directors began declaring cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. During the year ended December 31, 2019, our board of directors declared monthly distributions totaling approximately $5.8 million, of which approximately $4.9 million was paid to shareholders and $0.9 million was reinvested through the distribution reinvestment plan described below (including amounts paid and reinvested in January 2020 of approximately $0.5 million and $0.1 million, respectively).
During the period from February 7, 2018 (commencement of operations) to December 31, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates, and such distributions were paid monthly in arrears. Our board of directors declared 43 weekly distributions starting March 7, 2018 through and including December 28, 2018, totaling approximately $3.5 million, of which approximately $3.4 million was paid to shareholders and $0.1 million was reinvested through the distribution reinvestment plan during the period February 7, 2018 (commencement of operations) to December 31, 2018. See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Year Ended December 31, 2019		Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$4,981,264	85.2%	$3,389,372	96.3%
Distributions in excess of net investment income(2)	864,320	14.8%	128,930	3.7%
Total distributions declared(3)	$5,845,584	100.0%	$3,518,302	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,372,020 and $389,774 for the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the year ended December 31, 2019, includes $886,408 of distributions reinvested pursuant to our distribution reinvestment plan, of which $114,090 was reinvested in January 2020 with the payment of distributions declared in December 2019. For the period from February 7, 2018 to December 31, 2018, includes $126,625 of distributions reinvested pursuant to our distribution reinvestment plan, of which $26,789 was reinvested in January 2019.

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distribution and shareholder servicing fees that we are required to pay. Additionally, distributions on the Non-founder shares may be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding distributions, including per share amounts declared per share class for the periods presented.
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

Share Repurchase Program
We adopted the Share Repurchase Program effective March 2019, as further amended on January 29, 2020, pursuant to which we conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date is generally the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the Share Repurchase Program. If we determine to repurchase shares, the Share Repurchase Program also limits the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The Share Repurchase Program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
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
Under the Share Repurchase Program, our ability to make new acquisitions of businesses or increase the current distribution rate may become limited if, over any two-year period, we experience repurchase demand in excess of capacity. If, during any consecutive two year period, we do not have at least one quarter in which we fully satisfy 100% of properly submitted repurchase requests, we will not make any new acquisitions of businesses (excluding short-term cash management investments under 90 days in duration) and we will use all available investable assets (as defined below) to satisfy repurchase requests (subject to the limitations under the Share Repurchase Program) until all Unfulfilled Repurchase Requests have been satisfied. Additionally, during such time as there remains any Unfulfilled Repurchase Requests outstanding from such period, the Manager and the Sub-Manager will defer their total return incentive fee until all such Unfulfilled Repurchase Requests have been satisfied. “Investable assets” includes net proceeds from new subscription agreements, unrestricted cash, proceeds from marketable securities, proceeds from the distribution reinvestment plan, and net cash flows after any payment, accrual, allocation, or liquidity reserves or other business costs in the normal course of owning, operating or selling our acquired businesses, debt service, repayment of debt, debt financing costs, current or anticipated debt covenants, funding commitments related to our businesses, customary general and administrative expenses, customary organizational and offering costs, asset management and advisory fees, performance or actions under existing contracts, obligations under our organizational documents or those of our subsidiaries, obligations imposed by law, regulations, courts or arbitration, or distributions or establishment of an adequate liquidity reserve as determined by our board of directors.
During the year ended December 31, 2019, we received requests for the repurchase of approximately $0.9 million (32,133 shares) of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the second and third quarters of 2019 by approximately $0.4 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the period from March 2019 (commencement of the Share Repurchase Program) to December 31, 2019:

	Year Ended December 31, 2019
	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	19,200	$521,972	$27.19
Class A shares	300	8,040	26.76
Class D shares	3,185	84,175	26.43
Class I shares	9,448	254,745	26.96
Total	32,133	$868,932	$27.04

Results of Operations
We commenced operations on February 7, 2018, as described above under “Overview.” We acquired our two initial portfolio companies in February 2018 using a substantial portion of the net proceeds from the 2018 Private Offering. During the year ended December 31, 2019, we acquired two additional portfolio companies using a substantial portion of the net proceeds from the Public Offering, Class FA Private Offering and Follow-On Class FA Private Offering. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities since we commenced operations on February 7, 2018.
The following is a summary of our operating results for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018:

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Total investment income	$8,138,307	$6,792,445
Total operating expenses	(4,529,063)	(3,792,847)
Expense support	1,372,020	389,774
Net investment income	4,981,264	3,389,372
Net change in unrealized appreciation on investments	5,195,000	5,725,661
Net increase in net assets resulting from operations	$10,176,264	$9,115,033

Investment Income
Investment income consisted of the following for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018:

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Interest income	$6,382,429	$4,616,133
Dividend income	1,755,878	2,176,312
Total investment income	$8,138,307	$6,792,445
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, our weighted average annual yield on our accruing debt investments was 15.6% and 16.0% based on amortized cost, respectively, as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $5.9 million and $4.5 million for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively, while interest income earned on our cash accounts was approximately $0.5 million and $0.1 million, respectively. The increase in interest income during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018, is primarily attributable to additional debt investments during the year ended December 31, 2019 of approximately $17.5 million.
We received dividend income of approximately $1.8 million and $2.2 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively, from our equity investments in our portfolio companies.
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
Operating Expenses
Our operating expenses for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018 were as follows:

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Organization and offering expenses	$643,814	$933,598
Base management fees	1,327,920	722,233
Total return incentive fees	847,863	1,015,228
Professional services	786,610	510,197
Pursuit costs	76,052	—
Director fees and expenses	214,000	173,756
General and administrative expenses	184,100	168,810
Custodian and accounting fees	191,814	140,242
Insurance expense	210,490	122,009
Distribution and shareholder servicing fees	46,400	6,774
Total operating expenses	4,529,063	3,792,847
Expense support	(1,372,020)	(389,774)
Net expenses	$3,157,043	$3,403,073
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
We expensed organization and offering expenses of approximately $0.6 million and $0.9 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The decrease in organization and offering expenses is primarily due to a decrease in gross proceeds raised through our Offerings during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018.
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
We incurred base management fees of approximately $1.3 million and $0.7 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018, due to the investments in two additional portfolio companies during the year ended December 31, 2019.
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
We incurred total return incentive fees of approximately $0.8 million and $1.0 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The decrease in total return incentive fees during the year ended December 31, 2019 is primarily attributable to a decrease in the net change in unrealized appreciation on investments as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of approximately $0.1 million during the year ended December 31, 2019. We did not incur pursuit costs during the period from February 7, 2018 (commencement of operations) to December 31, 2018.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $1.6 million and $1.1 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The increase in other operating expenses during the year ended December 31, 2019 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively.

Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive a distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares sold in the Public Offering (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share.
We incurred distribution and shareholder servicing fees of $46,400 and $6,774 during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The increase in distribution and shareholder servicing fees during the year ended December 31, 2019, is attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $1.4 million and $0.4 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of December 31, 2019 for any share class which had received expense support.
Net Change in Unrealized Appreciation
During the year ended December 31, 2019, and the period from February 7, 2018 (commencement of operations) to December 31, 2018, net unrealized appreciation on investments consisted of the following:

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Unrealized appreciation	$5,195,000	$5,725,661
Unrealized depreciation	—	—
Total net unrealized appreciation	$5,195,000	$5,725,661
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

Net Assets
During the year ended December 31, 2019, and the period from February 7, 2018 (commencement of operations) to December 31, 2018, the change in net assets consisted of the following:

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Operations	$10,176,264	$9,115,033
Distributions to shareholders	(5,845,584)	(3,518,302)
Capital share transactions	67,122,401	97,033,079
Change in net assets	$71,453,081	$102,629,810
Operations increased by approximately $1.1 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018. The increase in operations is primarily due to an increase of approximately $1.6 million in net investment income, offset by a decrease of approximately $0.5 million in the net change in unrealized appreciation during the year ended December 31, 2019 as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018.
Distributions increased approximately $2.3 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018, primarily as a result of an increase in shares outstanding.
Capital share transactions decreased approximately $29.9 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 (commencement of operations) to December 31, 2018. The decrease was primarily due to the fact that during the period from February 7, 2018 (commencement of operations) to December 31, 2018, we raised net proceeds of approximately $81.5 million through the 2018 Private Offering, which we closed in February 2018, approximately $15.5 million through the Public Offering and approximately $0.1 million through our distribution reinvestment plan. During the year ended December 31, 2019, we raised net proceeds of approximately $39.6 million through the Public Offering, approximately $27.6 million through the Class FA Private Offering and Follow-On Class FA Private Offering, and approximately $0.8 million through our distribution reinvestment plan. Capital share transactions were reduced during the year ended December 31, 2019 as a result of the repurchasing of approximately $0.9 million in shares under the Share Repurchase Program, which became effective in March 2019. No shares were repurchased in 2018.
The following table illustrates cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable, from the date the first share was issued for each respective share class to December 31, 2019. All cumulative total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees.

	Cumulative Total Return	Period
Class FA (no sales load)	20.3%	February 7, 2018 to December 31, 2019
Class FA (with sales load)	12.5%	February 7, 2018 to December 31, 2019
Class A (no sales load)	16.9%	April 10, 2018 - December 31, 2019
Class A (with sales load)	6.9%	April 10, 2018 - December 31, 2019
Class I	17.8%	April 10, 2018 - December 31, 2019
Class T (no sales load)	14.0%	May 25, 2018 - December 31, 2019
Class T (with sales load)	8.6%	May 25, 2018 - December 31, 2019
Class D	12.4%	June 26, 2018 - December 31, 2019
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of this Annual Report.
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

Hedging Activities
As of December 31, 2019, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. As of December 31, 2019, the amount of Expense Support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was $0.4 million. Our obligation to reimburse the Manager and Sub-Manager for Expense Support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of December 31, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
U.S. Federal and State Income Taxes
We believe that we are properly characterized as a partnership for U.S. federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S. federal and state income tax at the entity level. However, we may acquire investments through wholly-owned corporate subsidiaries subject to U.S. federal and state income tax, which may increase our tax expense.

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
We had not borrowed any money as of December 31, 2019. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2019, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data

CNL Strategic Capital, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019 and the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2019 and the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Charlotte, North Carolina
March 26, 2020

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $133,274,339 and $76,774,339 as of December 31, 2019 and December 31, 2018, respectively)	$144,195,000	$82,500,000
Cash	20,954,005	21,667,867
Restricted cash	10,000,000	—
Deferred offering expenses	25,423	14,434
Net due from related parties (Note 5)	278,564	—
Prepaid expenses and other assets	90,631	70,833
Total assets	175,543,623	104,253,134
Liabilities
Accounts payable and other accrued expenses	325,449	282,856
Net due to related parties (Note 5)	—	782,282
Distributions payable	593,536	358,186
Payable for shares repurchased	223,738	—
Payable for investments purchased	118,009	—
Total liabilities	1,260,732	1,423,324
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 and 3,400,000 shares authorized, respectively; 4,274,748 and 3,266,260 shares issued, respectively; 4,255,548 and 3,266,260 shares outstanding, respectively	4,255	3,266
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 669,442 and 192,388 shares issued, respectively; 669,141 and 192,388 shares outstanding, respectively	669	192
Class T Common shares, $0.001 par value, 658,620,000 and 662,620,000 shares authorized, respectively; 198,662 and 31,452 shares issued and outstanding, respectively	199	31
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 305,817 and 122,889 shares issued, respectively; 302,632 and 122,889 shares outstanding, respectively	303	123
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 938,296 and 249,526 shares issued, respectively; 928,848 and 249,526 shares outstanding, respectively	929	250
Capital in excess of par value	164,349,125	97,229,217
Distributable earnings	9,927,411	5,596,731
Total Members’ Equity	$174,282,891	$102,829,810

Net assets, Class FA shares	$117,637,467	$87,061,758
Net assets, Class A shares	18,008,048	5,086,607
Net assets, Class T shares	5,366,259	834,576
Net assets, Class D shares	8,053,103	3,222,865
Net assets, Class I shares	25,218,014	6,624,004
Total Members’ Equity	$174,282,891	$102,829,810
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Investment Income
Interest income	$6,382,429	$4,616,133
Dividend income	1,755,878	2,176,312
Total investment income	8,138,307	6,792,445
Operating Expenses
Organization and offering expenses	643,814	933,598
Base management fees	1,327,920	722,233
Total return incentive fees	847,863	1,015,228
Professional services	786,610	510,197
Pursuit costs	76,052	—
Director fees and expenses	214,000	173,756
General and administrative expenses	184,100	168,810
Custodian and accounting fees	191,814	140,242
Insurance expense	210,490	122,009
Distribution and shareholder servicing fees	46,400	6,774
Total operating expenses	4,529,063	3,792,847
Expense support	(1,372,020)	(389,774)
Net expenses	3,157,043	3,403,073
Net investment income	4,981,264	3,389,372
Net change in unrealized appreciation on investments	5,195,000	5,725,661
Net increase in net assets resulting from operations	$10,176,264	$9,115,033

Common shares per share information:
Net investment income	$1.05	$1.00
Net increase in net assets resulting from operations	$2.15	$2.68
Weighted average number of common shares outstanding	4,727,789	3,404,903

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810
Net investment income	—	—	—	4,981,264	4,981,264
Net change in unrealized appreciation on investments	—	—	—	5,195,000	5,195,000
Distributions to shareholders	—	—	—	(5,845,584)	(5,845,584)
Issuance of common shares through the Offerings	2,494,425	2,495	67,189,731	—	67,192,226
Issuance of common shares through distribution reinvestment plan	30,024	30	799,077	—	799,107
Repurchase of common shares pursuant to share repurchase program	(32,133)	(32)	(868,900)	—	(868,932)
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of February 7, 2018	8,000	$8	$199,992	$—	$200,000
Net investment income	—	—	—	3,389,372	3,389,372
Net change in unrealized appreciation on investments	—	—	—	5,725,661	5,725,661
Distributions to shareholders	—	—	—	(3,518,302)	(3,518,302)
Issuance of common shares through the Offerings	3,850,671	3,850	96,929,393	—	96,933,243
Issuance of common shares through distribution reinvestment plan	3,844	4	99,832	—	99,836
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Operating Activities:
Net increase in net assets resulting from operations	$10,176,264	$9,115,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(56,500,000)	(74,374,339)
Net change in unrealized appreciation on investments	(5,195,000)	(5,725,661)
Amortization of deferred offering expenses	25,531	668,846
Amortization of deferred financing costs	7,443	—
(Decrease) increase in net due to (from) related parties	(1,060,846)	782,282
Increase in payable for investments purchased	118,009	—
Increase in accounts payable and other accrued expenses	42,593	282,856
Increase in deferred offering expenses	(36,520)	(682,963)
Increase in prepaid expenses and other assets	(12,791)	(70,833)
Net cash used in operating activities	(52,435,317)	(70,004,779)
Financing Activities:
Proceeds from issuance of common shares	67,192,226	94,533,243
Shares repurchased	(645,194)	—
Distributions paid, net of distributions reinvested	(4,811,127)	(3,060,280)
Deferred financing costs	(14,450)	—
Net cash provided by financing activities	61,721,455	91,472,963
Net increase in cash and restricted cash	9,286,138	21,468,184
Cash and restricted cash, beginning of period	21,667,867	199,683
Cash and restricted cash, end of period	$30,954,005	$21,667,867
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$799,107	$99,836
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$593,536	$358,186
Offering costs	$56,888	$66,894
Payable for shares repurchased	$223,738	$—
Non-cash contribution from an affiliate of the Sub-Manager	$—	$2,400,000
Non-cash purchase of investments	$—	$(2,400,000)

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2019

Company (1)		Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–10.1%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien						17,700,000	17,700,000

Senior Secured Note – Second Lien–17.5%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Lawn Doctor		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.		Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Total Senior Secured Notes - Second Lien						$30,467,603	$30,467,603

Total Senior Secured Notes						$48,167,603	$48,167,603

Equity–55.1%
Auriemma U.S. Roundtables	(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor	(2)	Commercial and Professional Services			7,746	30,475,551	41,395,000
Milton Industries Inc.		Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity						$85,106,736	$96,027,397

TOTAL INVESTMENTS–82.7%	(3)					$133,274,339	$144,195,000
OTHER ASSETS IN EXCESS OF LIABILITIES–17.3%							30,087,891
NET ASSETS–100.0%							$174,282,891
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of December 31, 2019, the Company owned a controlling interest in this portfolio company.

(3)
As of December 31, 2019, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $12.6 million. The aggregate cost of securities for federal income tax purposes was approximately $131.6 million.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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
The Company intends to acquire and grow durable, middle market U.S. businesses with annual revenues primarily between $25 million and $250 million. The Company targets businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who seek a meaningful ownership stake in the company.  The Company’s investments are typically structured as controlling equity interests in combination with debt positions. In doing so, the Company seeks to provide long-term capital appreciation with current income, while protecting invested capital.  The Company seeks to structure its investments with limited, if any, third-party senior leverage.
In addition and to a lesser extent, the Company may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. The Company expects that these positions will comprise a minority of its total assets.
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
In October 2016, the Company confidentially submitted a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of its limited liability company interests (the “Public Offering”). The Registration Statement for the Public Offering was declared effective by the SEC on March 7, 2018. Through its Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”).
In April 2019, the Company launched a Class FA private offering of up to $50.0 million of Class FA shares (the “Class FA Private Offering”) pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with CNL Securities Corp. (the “Placement Agent”), an affiliate of the Manager. The Class FA Private Offering was offered on a best efforts basis, which meant that the Placement Agent would use its best efforts but was not required to sell any specific amount of shares. The minimum offering requirement of the Class FA Private Offering was $2.0 million in Class FA shares. In June 2019, the Company met the minimum offering amount for the Class FA Private Offering and it held its initial escrow closing on subscriptions for the Class FA Private Offering. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was closed in December 2019.
In conjunction with the launch of the Class FA Private Offering, the Company’s board of directors reclassified 4,000,000 authorized shares of Class T shares to Class FA shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 658,620,000 Class T shares, 94,660,000 Class D shares and 94,660,000 Class I shares.
The Company is currently conducting a separate Class FA private offering (the “Follow-On Class FA Private Offering”, with the Class FA Offering referred to as the “Class FA Private Offerings” and together with the Public Offering, the “Offerings”) of up to $50.0 million each of Class FA shares pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Placement Agent serves as placement agent for the Follow-On Class FA Private Offering. Under the Follow-On Class FA Private Offering the Company pays the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or selling commission or placement agent fee (“sales load”) waiver may apply. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Follow-On Class FA Private Offering until the earlier of: (i) the date the Company has sold the maximum offering amount of the Follow-On Class FA Private Offering or (ii) March 31, 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

In January 2020, the Company’s board of directors authorized the designation of Class S shares of the Company’s common stock, $0.001 par value per share (“Class S shares” and together with Class FA shares “Founder shares”), and approved a private offering of Class S shares (the “Class S Private Offering”) of up to a maximum of $50.0 million in Class S shares. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act.
In conjunction with the launch of the Class S Private Offering, in January 2020 the Company’s board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” for additional information related to the Offerings.

2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification” or “ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. In the opinion of management, the consolidated financial statements reflect all adjustments that are of a normal recurring nature and necessary for the fair presentation of financial results as of and for the periods presented.
Although the Company is organized and intends to conduct its business in a manner so that it is not required to register as an investment company under the Investment Company Act, its financial statements are prepared using the specialized accounting principles of ASC Topic 946, “Financial Services—Investment Companies” (“ASC Topic 946”) to utilize investment company accounting. The Company obtains funds through the issuance of equity interests to multiple unrelated investors, and provides such investors with investment management services. Further, the Company’s business strategy is to acquire interests in middle-market U.S. businesses to provide current income and long term capital appreciation, while protecting invested capital. Overall, the Company believes that the use of investment company accounting on a fair value basis is consistent with the management of its assets on a fair value basis, and makes the Company’s financial statements more useful to investors and other financial statement users in facilitating the evaluation of an investment in the Company as compared to other investment products in the marketplace.
Principles of Consolidation
Under ASC Topic 946 the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries which provide services to the Company in its consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds debt and equity investments. All intercompany account balances and transactions have been eliminated in consolidation.
Cash
Cash consists of demand deposits at commercial banks. Cash is carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
Restricted Cash
The Company’s restricted cash consists of escrowed funds held with an affiliate of the Sub-Manager for investment purposes.
Use of Estimates
Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statement in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

Valuation of Investments
ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) clarifies that the fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Share Repurchases
Under the Company’s share repurchase program (the “Share Repurchase Program”), a shareholder’s shares are deemed to have been redeemed as of the repurchase date, which will generally be the last business day of the month of a calendar quarter. Shares redeemed are retired and not available for reissue. See Note 7. “Capital Transactions” for additional information.
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
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to the Line of Credit (as defined and further described in Note 8. “Borrowings”) will be deferred and amortized over the life of the related financing instrument using the

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

effective yield method. The amortization of deferred financing costs is included in general and administrative expense in the statements of operations.
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
Distributions
In March 2018, the Company’s board of directors began to declare cash distributions to shareholders based on weekly record dates and such distributions were paid on a monthly basis one month in arrears. Effective with distributions declared for January 2019, the Company’s board of directors has declared, and intends to continue to declare distributions based on monthly record dates and such distributions are expected to be paid on a monthly basis one month in arrears. Distributions are made on all classes of the Company’s shares at the same time.
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
Income Taxes
Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the statements of operations.
The Company has operated and expects to continue to operate so that it will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation. Generally, the Company will not be taxable as a corporation if 90% or more of its gross income for each taxable year consists of “qualifying income” (generally, interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items) and the Company is not required to register under the Investment Company Act (the “qualifying income exception”). As a partnership, the individual shareholders are responsible for their proportionate share of the Company’s taxable income.
The Company has analyzed its tax positions taken on its income tax returns for all open tax years (tax years ended December 31, 2019, 2018 and 2017), and has concluded that no provision for income tax is required in the Company’s financial statements. During the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018, the Company did not incur any interest or penalties.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

3. Investments
In February 2018, the Company acquired majority control of Lawn Doctor, Inc. (“Lawn Doctor”) from an affiliate of the Sub-Manager through a common equity investment and a debt investment consisting of a second lien secured note. As of December 31, 2019 and 2018, the Company owned approximately 62% and 63%, respectively, of the outstanding equity in Lawn Doctor on an undiluted basis. The cost basis of the Company’s investments in Lawn Doctor was approximately $30.5 million of a common equity investment and $15.0 million of a debt investment as of December 31, 2019 and 2018.
In February 2018, the Company acquired majority control of Polyform Holdings, Inc. (“Polyform”) from an affiliate of the Sub-Manager through a common equity investment and a debt investment consisting of a first lien secured note. As of December 31, 2019 and 2018, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis. The cost basis of the Company’s investments in Polyform was approximately $15.6 million of a common equity investment and $15.7 million of a debt investment as of December 31, 2019 and 2018.
In June 2019, the Company, through its indirect wholly-owned subsidiary, Roundtable Acquisition, LLC (the “Buyer”), entered into a Stock Contribution and Purchase Agreement (the “Purchase Agreement”) with Michael Auriemma, an individual (“Seller”), to acquire a controlling interest in Auriemma U.S. Roundtables (“Roundtables”), a subscription-based information services and data analytics company for the consumer finance industry. In August 2019, the Company completed the acquisition pursuant to the Purchase Agreement. In November 2019, the Company made an additional debt investment in Roundtables in the form of $2.0 million senior bridge notes. As of December 31, 2019, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis. The cost basis of the Company’s investments in Roundtables was approximately $32.4 million of a common equity investment, $12.1 million of a subordinated debt investment and $2.0 million of a senior secured bridge note as of December 31, 2019. Under the Purchase Agreement, the Seller had the opportunity to earn up to an additional $2.0 million based on the achievement by Roundtables of certain performance metrics. As of December 31, 2019, the criteria for earning the additional purchase price consideration was not met and therefore an earn-out obligation was not accrued as of December 31, 2019.
In November 2019, the Company, through its indirect wholly-owned subsidiaries, Milton Strategic Capital EquityCo, LLC and Milton Strategic Capital DebtCo, LLC, made a co-investment in Milton Industries Inc. (“Milton”) of $10.0 million. The Company co-invested in Milton with LLCP Lower Middle Market Fund, L.P., an institutional fund and affiliate of the Sub-Manager. As of December 31, 2019, the Company owned approximately 13% of the outstanding equity in Milton on an undiluted basis. The cost basis of the Company’s investments in Milton was approximately $6.6 million of a common equity investment and $3.4 million of a debt investment as of December 31, 2019.
In December 2019, the Company, through an indirect wholly-owned subsidiary, committed to funding $10.0 million for a co-investment with an affiliate of the Sub-Manager. As of December 31, 2019, the Company had funded its co-investment commitment of $10.0 million into escrow and in January 2020 the Company completed the co-investment in Resolution Economics, LLC (“Resolution Economics”). See Note 13. “Subsequent Events” for additional information regarding the Company’s investments.
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.6% and have weighted average remaining years to maturity of 4.1 years as of December 31, 2019. The note purchase agreements contain customary covenants and events of default. As of December 31, 2019, all of the Company’s portfolio companies were in compliance with the Company’s debt covenants.
As of December 31, 2019 and December 31, 2018, the Company’s investment portfolio is summarized as follows:

	As of December 31, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	12.3%	10.1%
Senior secured debt - second lien	30,467,603	30,467,603	21.1	17.5
Total senior debt	48,167,603	48,167,603	33.4	27.6
Equity	85,106,736	96,027,397	66.6	55.1
Total investments	$133,274,339	$144,195,000	100.0%	82.7%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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
As of December 31, 2019 and December 31, 2018, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2019 and December 31, 2018 were as follows:

Industry	December 31, 2019	December 31, 2018
Commercial and Professional Services	39.2%	62.1%
Hobby Goods and Supplies	21.7	37.9
Information Services and Advisory Solutions	32.2	—
Manufacturing	6.9	—
Total	100.0%	100.0%

Geographic Dispersion(1)	December 31, 2019	December 31, 2018
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at December 31, 2019 and December 31, 2018 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present audited summarized operating data for the Company’s portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the year ended December 31, 2019, and the period from February 7, 2018 (commencement of operations) through December 31, 2018, and summarized balance sheet data as of December 31, 2019 and December 31, 2018, as applicable:
Lawn Doctor
Summarized Operating Data

	Year Ended December 31, 2019	For the Period from February 7, 2018 (1) to December 31, 2018
Revenues	$24,951,481	$15,873,639
Expenses	(25,754,966)	(15,637,114)
(Loss) income before taxes	(803,485)	236,525
Income tax benefit (expense)	142,104	(16,913)
Consolidated net (loss) income	(661,381)	219,612
Net loss attributable to non-controlling interest	232,270	70,952
Net (loss) income attributable to Lawn Doctor	$(429,111)	$290,564

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

Summarized Balance Sheet Data

	As of December 31, 2019	As of December 31, 2018
Current assets	$5,679,790	$6,347,092
Non-current assets	96,327,351	94,024,715
Current liabilities	5,208,665	4,342,064
Non-current liabilities	52,854,284	50,312,347
Non-controlling interest	(179,125)	(40,952)
Stockholders’ equity	44,123,317	45,758,348
Polyform
Summarized Operating Data

	Year Ended December 31, 2019	For the Period from February 7, 2018 (1) to December 31, 2018
Revenues	$16,517,512	$13,953,762
Expenses	(17,016,753)	(15,051,795)
Loss before income taxes	(499,241)	(1,098,033)
Income tax benefit	140,000	159,000
Net loss	$(359,241)	$(939,033)
Summarized Balance Sheet Data

	As of December 31, 2019	As of December 31, 2018
Current assets	$5,917,238	$5,481,783
Non-current assets	31,474,762	29,977,677
Current liabilities	1,484,148	963,823
Non-current liabilities	21,123,045	18,530,624
Stockholders’ equity	14,784,807	15,965,013
Roundtables
Summarized Operating Data

For the Period from August 1, 2019 (2) to December 31, 2019
Revenues	$3,929,101
Expenses	(5,269,538)
Loss before income taxes	(1,340,437)
Income tax benefit	335,795
Net loss	$(1,004,642)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

Summarized Balance Sheet Data

As of December 31, 2019
Current assets	$2,495,539
Non-current assets	61,232,699
Current liabilities	3,686,652
Non-current liabilities	20,946,228
Stockholders’ equity	39,095,358
 FOOTNOTES:

(1)	February 7, 2018 is the date the Company acquired Lawn Doctor and Polyform.

(2)	August 1, 2019 is the date the Company acquired Roundtables.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2019 and 2018:

	As of December 31, 2019				As of December 31, 2018
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$48,167,603	$48,167,603	$—	$—	$30,700,000	$30,700,000
Equity	—	—	96,027,397	96,027,397	—	—	51,800,000	51,800,000
Total investments	$—	$—	$144,195,000	$144,195,000	$—	$—	$82,500,000	$82,500,000
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2019 and December 31, 2018 were as follows:

December 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$44,814,338	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	3,353,265	Transaction Precedent	Transaction Price	N/A	N/A
Equity	89,380,662	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	6,646,735	Transaction Precedent	Transaction Price	N/A	N/A
Total	$144,195,000

December 31, 2018
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$30,700,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Equity	51,800,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% - 13.5% (11.4%) 7.9x – 12.2x (10.9x) 8.0x – 12.0x (10.8x)	Decrease Increase Increase
Total	$82,500,000

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) through December 31, 2018:

	Year Ended December 31, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Additions	17,467,603	39,032,397	56,500,000
Net change in unrealized appreciation (1)	—	5,195,000	5,195,000
Fair value balance as of December 31, 2019	$48,167,603	$96,027,397	$144,195,000
Change in net unrealized appreciation in investments held as of December 31, 2019 (1)	$—	$5,195,000	$5,195,000

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Senior Debt	Equity	Total
Fair value balance as of February 7, 2018	$—	$—	$—
Additions	30,700,000	46,074,339	76,774,339
Net change in unrealized appreciation (1)	—	5,725,661	5,725,661
Fair value balance as of December 31, 2018	$30,700,000	$51,800,000	$82,500,000
Change in net unrealized appreciation in investments held as of December 31, 2018 (1)	$—	$5,725,661	$5,725,661
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Placement Agent/Dealer Manager
Commissions — Under the Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offering and the “Placement Agent” in connection with the Class FA Private Offerings), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company pays the Placement Agent a selling commission of up to 5.50% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering. There was no selling commission for the sale of Class FA shares in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company pays the Placement Agent a placement agent fee of 3.00% of the price of each Class FA share sold in the Follow-On Class FA Private Offering. There was no placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of such placement agent / dealer manager fees to participating broker-dealers.
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the 2018 Private Offering and Class FA Private Offerings, and (B) 1.5% of the cumulative gross proceeds from the Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.7 million and $0.9 million in organization and offering costs based on actual amounts raised through the Offerings during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) through December 31, 2018, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.4 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of December 31, 2019. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Class FA Private Offerings to the extent such costs are within the 1.5% and 1.0% limitations,

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $1.3 million and $0.7 million during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) through December 31, 2018, respectively.
The base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of Non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the Founder shares of a particular class, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding Founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital, in each case excluding cash, and will be payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets reflects changes in the fair market value of the Company’s assets, which does not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. Average Adjusted Capital of an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable quarter. “Adjusted Capital” is defined as cumulative proceeds generated from sales of the Company’s shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of sales load (upfront selling commissions and dealer manager fees), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $0.8 million and $1.0 million for the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively.
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

•
As it relates to Founder shares, all of the Total Return to Founder Shareholders with respect to each particular share class of Founder shares, if any, that exceeds the annual preferred return, but is less than or equal to 7.777%, or the “founder breakpoint,” in any calendar year, will be payable to the Manager (“Founder Catch Up”). The Founder Catch Up is intended to provide an incentive fee of 10% of the Total Return to Founder Shareholders of a particular share class once the Total Return to Founder Shareholders of a particular class exceeds 7.777% in any calendar year.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

•
For any quarter in which the Total Return to Shareholders of a particular share class exceeds the relevant breakpoint, the total return incentive fee of a particular share class shall equal, for Non-founder shares, 20% of the Total Return to Non-founder Shareholders of a particular class, and for Founder shares, 10% of the Total Return to Founder Shareholders of a particular class, in each case because the annual preferred and relevant catch ups will have been achieved.

•
For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ended December 31, 2018, the High Water Mark was $24.75 for all share classes. For the year ending December 31, 2019, the High Water Marks were $26.65 for Class FA shares, $26.44 for Class A shares, $26.54 for Class T shares, $26.23 for Class D shares and $26.55 for Class I shares.

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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $1.4 million and $0.4 million during the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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
As of December 31, 2019, the amount of expense support related to the period from February 7, 2018 (commencement of operations) to December 31, 2018 collected from the Manager and Sub-Manager was approximately $0.4 million. The Company’s obligation to reimburse the Manager and Sub-Manager for expense support collected for the period from February 7, 2018 (commencement of operations) to December 31, 2018 will expire on December 31, 2021. As of December 31, 2019, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.7 million and $0.6 million during the year ended December 31, 2019 and during the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively.
Related party fees and expenses incurred for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) through December 31, 2018 are summarized below:

Related Party	Source Agreement & Description	Year Ended December 31, 2019	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$816,330	$321,905
	Dealer Manager / Placement Agent Fees	418,270	149,945
	Distribution and shareholder servicing fees	46,400	6,774
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	654,803	948,032
	Base management fees (1)	1,327,920	722,233
	Total return incentive fees (1)	847,863	1,015,228
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(1,372,020)	(389,774)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	164,744	160,291
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)	76,052	—
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

The following table presents amounts due from (to) related parties as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Due from related parties:
Expense Support	$1,372,020	$389,774
Total due from related parties	1,372,020	389,774
Due to related parties:
Organization and offering expenses	(56,888)	(66,894)
Base management fees	(165,338)	(78,967)
Total return incentive fee	(847,863)	(1,015,228)
Reimbursement of third-party operating expenses	(16,677)	(9,101)
Distribution and shareholder servicing fees	(6,690)	(1,866)
Total due to related parties	(1,093,456)	(1,172,056)
Net due from (to) related parties	$278,564	$(782,282)
Other Related Party Transactions
As of December 31, 2019, an affiliate of the Sub-Manager held $10.0 million of the Company’s funds in escrow for purposes of acquiring new equity and debt investments in January 2020. See Note 13. “Subsequent Events” for additional information.
During the year ended December 31, 2019, the Sub-Manager earned transaction fees of approximately $0.1 million related to the co-investment of Milton described in Note 3. “Investment.” The transaction fees were charged to Milton and are not reflected in the financial statements of the Company.
Prior to the Company’s acquisition of Lawn Doctor and Polyform as described in Note 3. “Investments,” Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager.

6. Distributions
The following table reflects the total distributions declared during the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) through December 31, 2018:

	Year Ended December 31, 2019			Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
Distribution Period(5)	Distributions Declared (1)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (3)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$1,235,971	$121,011	$1,114,960	$302,841	$2,299	$300,542
Second Quarter	1,360,259	192,894	1,167,365	1,026,590	19,766	1,006,824
Third Quarter	1,526,864	253,162	1,273,702	1,059,027	35,556	1,023,471
Fourth Quarter	1,722,490	319,341	1,403,149	1,129,844	69,004	1,060,840
	$5,845,584	$886,408	$4,959,176	$3,518,302	$126,625	$3,391,677
FOOTNOTES:

(1)
During 2019, the Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
January 1, 2019 - December 31, 2019 (12 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167

(2)
Includes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019 and excludes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

(3)
During 2018, the Company’s board of directors declared distributions per share on a weekly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
March 7, 2018	$0.020604	$0.020604	$0.016484	$0.018544	$0.020604
March 13, 2018 - December 28, 2018 (42 record dates)	0.024038	0.024038	0.019231	0.021635	0.024038

(4)	Includes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(5)	Distributions declared are paid and reinvested monthly in arrears.
The sources of declared distributions on a GAAP basis were as follows:

	Year Ended December 31, 2019		Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$4,981,264	85.2%	$3,389,372	96.3%
Distributions in excess of net investment income(2)	864,320	14.8%	128,930	3.7%
Total distributions declared	$5,845,584	100.0%	$3,518,302	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,372,020 and $389,774 for the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the periods presented.
In December 2019, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 30, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares and $0.104167 per share for Class I shares.

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
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2019, the Public Offering price was $29.28 per Class A share, $28.23 per Class T share, $26.43 per Class D share and $27.02 per Class I share. See Note 13. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager fees by share class.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Public Offering.
Class FA Private Offerings
In April 2019, the Company launched the Class FA Private Offering of up to $50.0 million pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with the Placement Agent. The Class FA Private Offering was offered on a best efforts basis, which meant that the Placement Agent would use its best efforts but was not required to sell any specific amount of shares. The minimum offering requirement of the Class FA Private Offering was $2.0 million in Class FA shares. In June 2019, the Company met the minimum offering amount for the Class FA Private Offering and it held its initial escrow closing on subscriptions for the Class FA Private Offering. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was closed in December 2019.
The Company is currently conducting the Follow-On Class FA Private Offering of up to $50.0 million each of Class FA shares pursuant to the applicable exemption from registration under Section 4(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Placement Agent, serves as placement agent for the Follow-On Class FA Private Offering. Under the Follow-On Class FA Private Offering the Company pays the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver may apply. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Follow-On Class FA Private Offering until the earlier of: (i) the date the Company has sold the maximum offering amount of the Follow-On Class FA Private Offering or (ii) March 31, 2020.
As of December 31, 2019, the purchase price for each Class FA share in the Follow-On Class FA Private Offering was $30.03 per share. See Note 13. “Subsequent Events” for information on changes to the Class FA share price, selling commissions and placement agent fees.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the year ended December 31, 2019 and for the period from February 7, 2018 (commencement of operations) to December 31, 2018:

	Year Ended December 31, 2019
	Proceeds from Class FA Private Offerings and Public Offering				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Placement Agent/ Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	1,008,488	$27,628,371	$(41,924)	$27,586,447	—	$—	1,008,488	$27,586,447	$27.35
Class A	463,565	13,294,279	(970,592)	12,323,687	13,489	359,080	477,054	12,682,767	26.59
Class T	166,277	4,675,452	(222,084)	4,453,368	933	24,962	167,210	4,478,330	26.78
Class D	176,604	4,655,674	—	4,655,674	6,324	166,334	182,928	4,822,008	26.36
Class I	679,491	18,173,050	—	18,173,050	9,278	248,731	688,769	18,421,781	26.75
	2,494,425	$68,426,826	$(1,234,600)	$67,192,226	30,024	$799,107	2,524,449	$67,991,333	$26.93

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

	Period from February 7, 2018 (Commencement of Operations) to December 31, 2018
	Proceeds from 2018 Private Offering and Public Offering				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Up-front Selling Commissions and Dealer Manager Fees (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A	190,046	5,435,093	(430,953)	5,004,140	2,342	60,639	192,388	5,064,779	26.33
Class T	31,432	861,000	(40,897)	820,103	20	510	31,452	820,613	26.09
Class D	121,797	3,160,000	—	3,160,000	1,092	28,533	122,889	3,188,533	25.95
Class I	249,136	6,492,500	—	6,492,500	390	10,154	249,526	6,502,654	26.06
	3,850,671	$97,405,093	$(471,850)	$96,933,243	3,844	$99,836	3,854,515	$97,033,079	25.17

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in January 2020 related to the payment of distributions declared in December 2019 and include distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

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

(3)
The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 1.0 million and 3.3 million Class FA shares sold under the terms of the Class FA Private Offerings and 2018 Private Offering, respectively.

(4)	Amounts exclude distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.
Share Repurchase Program
On March 29, 2019, the Company’s board of directors approved and adopted a the Share Repurchase Program. The total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company will limit the number of shares to be repurchased during any calendar quarter to the number of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the year ended December 31, 2019, the Company received requests for the repurchase of approximately $0.9 million of the Company’s common shares, which exceeded proceeds received from its distribution reinvestment plan in the second and third quarter of 2019 by approximately $0.4 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the year ended December 31, 2019:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
June 28, 2019 Total	11,389	308,038	27.05

Class FA shares	12,400	$337,156	$27.19
September 30, 2019 Total	12,400	337,156	27.19

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	400	$10,991	$27.48
Class A shares	56	1,506	26.79
Class D shares	3,185	84,175	26.43
Class I shares	4,703	127,066	27.02
December 30, 2019 Total	8,344	223,738	26.82
As of December 31, 2019, the Company had a payable for shares repurchased of approximately $0.2 million. There were no share repurchases during the period from February 7, 2018 (commencement of operations) to December 31, 2018.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “Line of Credit”). The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. The Company is required to pay a fee of 0.4% of each borrowing with a maximum fee of $80,000 over the 364 day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate of 30-day LIBOR plus an applicable spread of 2.75%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all of any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the Loan Agreement, in June 2019, the Company entered into an assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance.
The Company had not borrowed any amounts under the Line of Credit as of December 31, 2019.

9. Concentrations of Risk
As of and for the year ended December 31, 2019, the Company had the following portfolio companies that individually accounted for 10% or more of the Company’s aggregate total assets or investment income:

Portfolio Company	Investment Income as a Percentage of Net Increase in Net Assets Resulting from Operations	Investment at Fair Value as a Percentage of Total Assets	Equity Ownership of Portfolio Company’s Total Assets as a Percentage of Total Assets
Lawn Doctor	31.3%	32.1%	35.7%
Polyform	33.6%	17.8%	18.6%
Roundtables	8.2%	26.5%	29.3%
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations, which would impact its ability to make distributions to shareholders.

10. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
In December 2019, the Company committed to funding $10.0 million for a co-investment with an affiliate of its Sub-Manager. As of December 31, 2019, the Company had funded its co-investment commitment of $10.0 million into escrow and in January 2020 completed its co-investment in Resolution Economics.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2019, the Company was not involved in any legal proceedings.

11. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) to December 31, 2018. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year Ended
	3/31/2019	6/30/2019	9/30/2019	12/31/2019	12/31/2019
Total investment income	$1,769,785	$1,843,164	$2,094,291	$2,431,067	$8,138,307
Net investment income	1,130,385	1,171,450	1,272,902	1,406,527	4,981,264
Net change in unrealized appreciation on investments	281,000	2,170,000	819,000	1,925,000	5,195,000
Net increase in net assets resulting from operations	1,411,385	3,341,450	2,091,902	3,331,527	10,176,264
Net investment income per share	0.28	0.27	0.26	0.24	1.05
Net increase in net assets resulting from operations per share:
Class FA	0.38	0.79	0.46	0.61	2.24
Class A	0.26	0.67	0.31	0.48	1.72
Class T	0.21	0.59	0.25	0.42	1.47
Class D	0.22	0.57	0.25	0.46	1.50
Class I	0.30	0.69	0.35	0.51	1.85
Net asset value per share at end of period:
Class FA	26.72	27.19	27.34	27.64	27.64
Class A	26.39	26.74	26.74	26.91	26.91
Class T	26.50	26.84	26.84	27.01	27.01
Class D	26.17	26.46	26.43	26.61	26.61
Class I	26.54	26.91	26.95	27.15	27.15

	Quarter Ended				Period Ended
	3/31/2018 (1)	6/30/2018	9/30/2018	12/31/2018	12/31/2018
Total investment income	$728,216	$2,023,986	$1,951,024	$2,089,219	$6,792,445
Net investment income	302,841	1,004,472	1,021,691	1,060,368	3,389,372
Net change in unrealized appreciation on investments	524,449	928,424	3,317,000	955,788	5,725,661
Net increase in net assets resulting from operations	827,290	1,932,896	4,338,691	2,016,156	9,115,033
Net investment income per share	0.09	0.31	0.30	0.29	1.00

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

	Quarter Ended				Period Ended
	3/31/2018 (1)	6/30/2018	9/30/2018	12/31/2018	12/31/2018
Net increase in net assets resulting from operations per share:
Class FA	0.25	0.58	1.30	0.55	2.68
Class A	N/A	0.66	1.22	0.47	2.35
Class T	N/A	0.36	1.19	0.43	1.98
Class D	N/A	0.17	1.07	0.31	1.55
Class I	N/A	0.67	1.25	0.52	2.44
Net asset value per share at end of period:
Class FA	25.16	25.43	26.41	26.65	26.65
Class A	N/A	25.37	26.28	26.44	26.44
Class T	N/A	25.42	26.36	26.54	26.54
Class D	N/A	25.41	26.20	26.23	26.23
Class I	N/A	25.40	26.34	26.55	26.55

(1)	The Company commenced operations on February 7, 2018.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the year ended December 31, 2019 and the period from February 7, 2018 (commencement of operations) through December 31, 2018.

	Year Ended December 31, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss), before expense support(1)	0.90	0.50	(0.10)	0.46	0.40
Expense support(1)(2)	0.31	0.13	0.42	—	0.36
Net investment income(1)	1.21	0.63	0.32	0.46	0.76
Net realized and unrealized gains(1)(3)	1.03	1.09	1.15	1.04	1.09
Net increase resulting from investment operations	2.24	1.72	1.47	1.50	1.85
Distributions to shareholders(4)	(1.25)	(1.25)	(1.00)	(1.12)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.12)	(1.25)
Net Asset Value, End of Period	$27.64	$26.91	$27.01	$26.61	$27.15
Net assets, end of period	$117,637,467	$18,008,048	$5,366,259	$8,053,103	$25,218,014
Average net assets(5)	$92,567,951	$11,801,755	$2,079,541	$5,248,921	$15,749,822
Shares outstanding, end of period	4,255,548	669,141	198,662	302,632	928,848
Distributions declared	$4,268,395	$549,420	$76,739	$222,967	$728,063
Total investment return based on net asset value(6)	8.46%	6.66%	5.65%	5.87%	7.14%
Total investment return based on net asset value after total return incentive fee(6)	8.46%	6.66%	5.65%	5.87%	7.14%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

	Year Ended December 31, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares

RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	2.08%	4.89%	7.71%	4.97%	4.81%
Total operating expenses before expense support	2.92%	4.89%	7.71%	4.97%	5.26%
Total operating expenses after expense support	1.77%	4.38%	6.14%	4.97%	3.89%
Net investment income before total return incentive fee(9)	4.47%	2.36%	1.20%	1.74%	2.84%
Net investment income after total return incentive fee	4.47%	2.36%	1.20%	1.74%	2.84%

	Period February 7, 2018 (8) through December 31, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(10)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income before expense support(1)	0.93	(1.26)	(0.11)	0.02	0.06
Expense support(1)(2)	0.08	1.74	0.52	—	0.69
Net investment income(1)	1.01	0.48	0.41	0.02	0.75
Net realized and unrealized gains(1)(3)	1.67	1.87	1.57	1.53	1.69
Net increase resulting from investment operations	2.68	2.35	1.98	1.55	2.44
Distributions to shareholders(4)	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net decrease resulting from distributions to shareholders	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net Asset Value, End of Period	$26.65	$26.44	$26.54	$26.23	$26.55

Net assets, end of period	$87,061,758	$5,086,607	$834,576	$3,222,865	$6,624,004
Average net assets(5)	$83,797,239	$562,185	$385,874	$1,732,979	$2,381,673
Shares outstanding, end of period	3,266,260	192,388	31,452	122,889	249,526
Distributions declared	$3,364,900	$21,184	$9,032	$39,313	$83,873
Total investment return based on net asset value(6)(10)	11.72%	9.56%	7.94%	6.80%	9.90%
Total investment return based on net asset value after total return incentive fee(6)	10.88%	9.56%	7.94%	6.19%	9.90%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	2.87%	18.09%	6.15%	4.86%	6.68%
Total operating expenses before expense support	4.00%	19.62%	7.34%	5.92%	8.40%
Total operating expenses after expense support	3.66%	13.02%	5.37%	5.92%	5.75%
Net investment income before total return incentive fee(9)	4.73%	1.81%	1.55%	1.15%	2.87%
Net investment income	3.94%	1.81%	1.55%	0.09%	2.87%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

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

(6)
Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related expense support. See footnote (9) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

(7)	Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.

(8)	The Company commenced operations on February 7, 2018.

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the year ended December 31, 2019, only Class FA and Class I shares incurred total return incentive fees, all of which were covered by expense support. For the period February 7, 2018 through December 31, 2018, all of the total return incentive fees for the Class A, Class T and Class I shares were covered by expense support, approximately 30% of the total return incentive fees for Class FA shares were covered by expense support, and none of the total return incentive fees for Class D shares were covered by expense support.

(10)
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

13. Subsequent Events
Distributions
In January 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 27, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, and $0.104167 per share for Class I shares.
In February and March 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on March 30, 2020 and April 29, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
On January 21, 2020, the Company’s board of directors approved an extension of the Public Offering until March 7, 2021. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Public Offering until March 7, 2021. However, the Company reserves the right to further extend the outside date of the Public Offering or terminate the Public Offering at any time in its sole discretion.
In January, February and March 2020, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering, Class FA Private Offerings and Class S Private Offering. The new offering prices are effective as of

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

January 28, 2020, February 28, 2020 and March 23, 2020, respectively. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering, Class FA Private Offerings and Class S Private Offering:

	Class FA	Class A	Class T	Class D	Class I	Class S
Effective January 28, 2020:
Offering Price, Per Share	(1)(2)	$29.41	$28.36	$26.61	$27.15	N/A
Selling Commissions, Per Share	(2)	1.76	0.85	—	—	N/A
Placement Agent / Dealer Manager Fees, Per Share	(2)	0.74	0.50	—	—	N/A
Effective February 28, 2020:
Offering Price, Per Share	$30.09	$29.25	$28.19	$26.44	$27.00	$28.53
Selling Commissions, Per Share	1.66	1.76	0.85	—	—	0.57
Dealer Manager Fees, Per Share	0.90	0.73	0.49	—	—	0.43
Effective March 23, 2020:
Offering Price, Per Share	$30.12	$29.23	$28.16	$26.40	$26.99	$28.56
Selling Commissions, Per Share	1.66	1.75	0.85	—	—	0.57
Dealer Manager Fees, Per Share	0.90	0.73	0.49	—	—	0.43
FOOTNOTES:

(1)
The offering price per Class FA share in the Class FA Private Offering was $27.64 as of January 28, 2020. Shares sold in the Class FA Private Offering are not subject to selling commissions or placement agent fees. The Class FA Private Offering closed on December 31, 2019; however, subscriptions received after December 28, 2019, the last date the Company accepted subscriptions in 2019, but on or before December 31, 2019 were accepted by the Company in January 2020.

(2)
The offering price per Class FA share in the Follow-On Class FA Private Offering was $30.21 effective January 28, 2020. Shares sold in the Follow-On Class FA Private Offering are subject to a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price.

Capital Transactions
During the period January 1, 2020 through March 25, 2020, the Company received additional net proceeds from the Class FA Private Offerings, Public Offering and its distribution reinvestment plan of:

	Class FA Private Offering, Follow-On Class FA Private Offering and Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Up-front Selling Commissions and Placement Agent / Dealer Manager Fees	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	407,607	$11,339,000	$(80,275)	$11,258,725	—	$—	407,607	$11,258,725	$27.62
Class A	92,163	2,632,286	(160,299)	2,471,987	5,265	141,362	97,428	2,613,349	26.82
Class T	85,475	2,417,694	(114,840)	2,302,854	1,011	27,216	86,486	2,330,070	26.94
Class D	18,763	497,500	—	497,500	2,032	53,846	20,795	551,346	26.51
Class I	145,326	3,930,955	—	3,930,955	4,515	122,149	149,841	4,053,104	27.05
	749,334	$20,817,435	$(355,414)	$20,462,021	12,823	$344,573	762,157	$20,806,594	$27.30
Acquisition
In January 2020, the Company, through wholly-owned subsidiaries, made a co-investment in Resolution Economics comprised of approximately $7.2 million in common equity and approximately $2.8 million in senior secured subordinated notes.
In March 2020, the Company, through wholly-owned subsidiaries, made a co-investment in Transition Finance Strategies, LLC, doing business as Blue Ridge ESOP Associates, comprised of approximately $9.9 million in common equity and approximately $2.6 million in senior secured subordinated notes.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019

COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States and globally.  As a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020. The ultimate extent of the impact of COVID-19 on the financial performance of the Company and its portfolio companies will depend on future developments, including the duration and spread of COVID-19, and the overall economy, all of which are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's investment results may be materially adversely affected.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2020.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2020.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2020.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

(i)	LD Parent, Inc.
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Year Ended December 31, 2019 and the Period from February 7, 2018 to December 31, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 and the Period from February 7, 2018 to December 31, 2018
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019 and the Period from February 7, 2018 to December 31, 2018
Notes to Consolidated Financial Statements
(ii)    Polyform Holdings, Inc. and Subsidiary
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Year Ended December 31, 2019 and the Period from February 7, 2018 through December 31, 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 and the Period from February 7, 2018 through December 31, 2018
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019 and the Period from February 7, 2018 through December 31, 2018
Notes to Consolidated Financial Statements

(iii)	Auriemma U.S. Roundtables
Independent Auditor’s Report
Consolidated Balance Sheet as of December 31, 2019
Consolidated Statement of Operations for the Period from August 1, 2019 to December 31, 2019
Consolidated Statement of Changes in Stockholders’ Equity for the Period from August 1, 2019 to December 31, 2019
Consolidated Statement of Cash Flows for the Period from August 1, 2019 to December 31, 2019
Notes to Consolidated Financial Statements
(b)     Exhibits
The following exhibits are filed or incorporated as part of this report.

1.1
Amended and Restated Managing Dealer Agreement dated as of April 1, 2019 between CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

1.3
Form of Distribution and Shareholder Servicing Plan of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 1.3 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

1.4
Placement Agent Agreement dated as of April 18, 2019 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

1.5
Placement Agent Agreement dated as of July 12, 2019 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019).

1.6
Placement Agent Agreement dated as of January 31, 2020 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

1.7
Selected Dealer Agreement dated as of February 24, 2020 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

1.8
Cost Reimbursement Agreement dated as of February 24, 2020 by and among CNL Strategic Capital, LLC and American Enterprise Investment Services Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

3.1
Certificate of Formation of CNL Strategic Capital, LLC dated August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2
Fifth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on March 7, 2018).

4.3	Second Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

10.1
Third Amended and Restated Management Agreement dated as of January 31, 2020 by and between CNL Strategic Capital and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

10.2
Second Amended and Restated Sub-Management Agreement dated as of February 28, 2018 by and among CNL Strategic Capital, LLC, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on March 1, 2018).

10.3
Escrow Agreement dated February 14, 2018 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.4
First Amendment to Escrow Agreement by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2019).

10.5
Second Amendment to Escrow Agreement by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2019).

10.6
Third Amendment to Escrow Agreement by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

10.7
Amended and Restated Administrative Services Agreement dated as of February 7, 2018 by and between CNL Strategic Capital, LLC and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.8
Amended and Restated Sub-Administration Agreement dated as of February 7, 2018 by and among CNL Strategic Capital, LLC, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.9
Amended and Restated Expense Support and Conditional Reimbursement Agreement dated as of February 7, 2018 by and among CNL Strategic Capital, LLC, CNL Strategic Capital Management, LLC and Levine Leichtman Strategic Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.11
Note Purchase Agreement dated as of February 7, 2018 by and among Lawn Doctor, Inc., LD Strategic Capital DebtCo, LLC and Aspire Capital Group, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.12
Note Purchase Agreement dated as of February 7, 2018 by and among Polyform Products Company, Inc. and Polyform Strategic Capital DebtCo, LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.13
Service Agreement dated as of February 7, 2018 by and between CNL Capital Markets Corp. and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

10.14
Stock Contribution and Purchase Agreement dated June 26, 2019 by and between Michael Auriemma and Roundtable Acquisition, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q filed with the SEC on August 8, 2019).

10.15	Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.16	Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.17	Assignment and Pledge of Deposit Account (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.18	Guaranty (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

21.1*	List of Subsidiaries.

24.1	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Schedule of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

LD Parent, Inc.
Consolidated Financial Statements
As of December 31, 2019 and for the Year Ended December 31, 2019

As of December 31, 2018 and the Period February 7, 2018 to December 31, 2018

LD Parent, Inc.

Contents

Independent Auditor’s Report	94-95

Consolidated Financial Statements

Balance Sheet as of December 31, 2019 and 2018	97

Statement of Operations for the Year Ended December 31, 2019 and the Period February 7, 2018 to December 31, 2018	98

Statement of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 and the Period February 7, 2018 to December 31, 2018	99

Statement of Cash Flows for the Year Ended December 31, 2019 and the Period February 7, 2018 to December 31, 2018	100

Notes to Consolidated Financial Statements	101-115

Independent Auditor’s Report

Board of Directors
LD Parent, Inc.
Holmdel, NJ

We have audited the accompanying consolidated financial statements of LD Parent, Inc. and its Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019 and the period February 7, 2018 to December 31, 2018, and the related notes to the consolidated financial statements.

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

Change in Accounting Principle
On January 1, 2019, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The effects of the adoption are described in Note 3 to the consolidated financial statements. Our opinion is not modified with respect to this matter.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LD Parent, Inc. and its subsidiaries as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the year ended December 31, 2019 and the period February 7, 2018 to December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP

March 13, 2020, except for Note 13 as to which the date is March 23, 2020
Woodbridge, NJ

Consolidated Financial Statements

LD Parent, Inc.

Consolidated Balance Sheets

December 31,	2019	2018
Assets
Current assets:
Cash and equivalents	$771,838	$1,448,090
Restricted cash	—	50,000
Receivables from franchisees, net	2,655,758	2,777,770
Inventories, net	1,638,377	1,263,731
Income tax receivable	179,042	143,705
Prepaid expenses and other current assets	434,775	663,796
Total current assets	5,679,790	6,347,092
Non-current assets:
Property, plant and equipment, net	2,342,651	2,119,848
Intangible assets, net	48,796,653	51,060,489
Goodwill	37,507,174	37,507,174
Receivables from franchisees, net	5,668,659	3,322,782
Prepaid commissions, net of current portion	1,997,792	—
Other assets	14,422	14,422
Total non-current assets	96,327,351	94,024,715
Total assets	$102,007,141	$100,371,807
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable and accrued expenses	2,622,600	2,027,252
Due to seller	—	535,569
Deferred revenue	469,972	—
Advertising fund	1,089,673	683,659
Franchisee deposits	665,175	752,700
Other current liabilities	161,245	142,884
Total current liabilities	5,208,665	4,342,064
Non-current liabilities:
Long-term debt, net of current portion	19,234,425	19,380,725
Related party notes	18,000,000	18,000,000
Deferred income taxes	11,774,306	12,655,547
Deferred revenue, net of current portion	3,519,086	—
Other non-current liabilities	326,467	276,075
Total non-current liabilities	52,854,284	50,312,347
Total liabilities	58,062,949	54,654,411
Stockholders’ equity:
Parent Contribution	$44,123,317	$45,758,348
Total LD Parent, Inc. stockholders’ equity	44,123,317	45,758,348
Non-controlling interest	(179,125)	(40,952)
Total stockholders’ equity	43,944,192	45,717,396
Total liabilities and stockholders’ equity	$102,007,141	$100,371,807
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2019	Period February 7, 2018 to December 31, 2018
Revenues:
Operating revenues	$22,745,244	$13,550,855
Initial franchise fees	1,631,253	2,038,994
Interest, service charges and other income	574,984	283,790
Net revenues	24,951,481	15,873,639
Costs and expenses:
Operating and training	2,074,395	1,622,252
Manufacturing	2,843,999	2,128,776
Selling, general and administrative	16,475,055	8,002,218
Total expenses	21,393,449	11,753,246
Income from operations	3,558,032	4,120,393
Other expense:
Interest expense, net	4,361,517	3,903,985
Other income	—	(20,117)
(Loss) Income before income taxes	(803,485)	236,525
Income taxes:
Income tax benefit (expense)	142,104	(16,913)
Consolidated net (loss) income	(661,381)	$219,612
Less: Net loss attributable to the non-controlling interest	(232,270)	(70,952)
Net (loss) income attributable to LD Parent, Inc.	$(429,111)	$290,564
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	LD Parent, Inc.	Non-controlling interest	Total Stockholders’ Equity
Balance, February 7, 2018	$—	$—	$—
Parent contributions	47,284,482	—	47,284,482
Parent distributions	(2,075,000)	—	(2,075,000)
Stock-based compensation expense	258,302	—	258,302
Investment in non-controlling interest	—	30,000	30,000
Net income	290,564	(70,952)	219,612
Balance, December 31, 2018	45,758,348	(40,952)	45,717,396
Cumulative effect of change in accounting principle, net of tax	(637,968)	(5,951)	(643,919)
Parent contributions	373,446	—	373,446
Parent distributions	(1,200,000)	—	(1,200,000)
Stock-based compensation expense	258,602	—	258,602
Investment in non-controlling interest	—	100,048	100,048
Net loss	(429,111)	(232,270)	(661,381)
Balance, December 31, 2019	$44,123,317	$(179,125)	$43,944,192
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2019	Period February 7, 2018 to December 31, 2018
Cash flows from operating activities:
Consolidated net (loss) income	$(661,381)	$219,612
Adjustments to reconcile consolidated net (loss) income to net cash flows provided by operating activities:
Bad debt expense	265,396	137,895
Depreciation	190,759	139,735
Amortization	2,308,416	2,082,511
Deferred income taxes	(670,057)	(167,832)
Stock-based compensation expense	258,602	258,302
Amortization of debt issuance costs	53,700	49,225
Changes in operating assets and liabilities:
Receivables from franchisees	(2,489,261)	(1,059,447)
Inventories	(374,646)	(356,731)
Prepaid income taxes	(35,337)	(146,326)
Prepaid commission	(1,719,484)	—
Prepaid expenses and other current assets	229,021	(419,083)
Accounts payable and accrued expenses	595,347	1,518,821
Deferred revenue	2,855,648	—
Due to seller	(535,569)	—
Advertising fund	406,014	(282,307)
Franchisee deposits	(87,525)	251,075
Other current liabilities	18,361	(467,701)
Other liabilities	50,392	40,707
Net cash flows provided by operating activities	658,396	1,798,456
Cash flows from investing activities:
Acquisition	—	(65,418,482)
Purchases of property, plant and equipment	(413,562)	(149,407)
Purchase of intangible assets	(44,580)	—
Settlement of escrow	50,000	—
Purchase of ownership interest in Mosquito Hunter, LLC	—	(120,000)
Net cash flows used in investing activities	(408,142)	(65,687,889)
Cash flows from financing activities:
Parent contribution	373,446	27,686,482
Proceeds from long-term debt	—	20,000,000
Repayment for long-term debt	(200,000)	(200,000)
Payment of debt issuance costs	—	(268,500)
Proceeds from related party note	—	18,000,000
Parent distributions	(1,200,000)	(2,075,000)
Proceeds from ownership interest in Ecomaids LLC	100,048	—
Net cash flows (used in) provided by financing activities	(926,506)	63,142,982
Net decrease in cash and equivalents	(676,252)	(746,451)
Cash and equivalents, beginning of period	1,448,090	2,194,541
Cash and equivalents, end of period	$771,838	$1,448,090
Supplemental cash flow information:
Interest paid	$4,307,817	$3,852,165
Income taxes paid	568,665	336,596
Non-cash operating activities:
Prepaid commission	(278,308)	—
Deferred Revenue	1,133,410	—
Deferred income taxes	(211,184)	—
Non-cash investing and financing activities:
Rollover equity in connection with the acquisition of business	$—	$19,598,000
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LD Parent, Inc. (the “Company” or “LD Parent”) through its wholly-owned subsidiary Lawn Doctor, Inc., grants franchises to conduct lawn care/conditioning, tree/shrub care and pest control businesses throughout the United States, consisting of the sale of services and products authorized by the Company.

2.	Acquisitions

2018 Acquisition of the Company
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

Per the terms of the Agreement, the Company was not entitled to any tax refunds stemming the deduction of the transaction expenses incurred during the periods pre-dating February 7, 2018. At December 31, 2018 the Company recorded a Due to Seller Liability in the Consolidated Balance Sheet in the amount of $535,569. This amount was repaid in full during the year ended December 31, 2019.

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

2018 Acquisition of Mosquito Hunters, LLC
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

The accounts of Mosquito Hunters have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $(221,449) and $(40,952) at December 31, 2019 and 2018, respectively. Included in the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018 consolidated statements is $(174,546) and $(70,952), of the non-controlling interest profit allocation due to the related partial ownership of Mosquito Hunters.

LD Parent, Inc.

Notes to Consolidated Financial Statements

2019 Acquisition of Ecomaids LLC
On May 24, 2019, the Company acquired an 71% interest in Ecomaids LLC ("Ecomaids"), a franchisor of residential cleaning services. Ecomaids specializes as an innovator of environmentally responsible, non-toxic residential cleaning services for families throughout the United States. The Company believes this acquisition furthers its strategy of both growing organically and also through the acquisition of additional home service brands. The Company has been able to expand their services in the home cleaning as a result of this acquisition. As the Company has effective control in significant decision-making areas, the Company includes Ecomaids in its consolidated financial statements.

Non-controlling interests in consolidated subsidiaries are required to be classified as a separate component of equity in the consolidated balance sheets and the amounts of net income and comprehensive income attributable to the non-controlling interests are included in consolidated net income on the face of the Consolidated Statement of Operations.

The accounts of Ecomaids have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $42,324 at December 31, 2019, respectively. Included in the year ended December 31, 2019 consolidated statements is $(57,724), of the non-controlling interest profit allocation due to the related partial ownership of Ecomaids.

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

As a result of the 2018 acquisition with CNLSC the Company elected to apply “push-down” accounting, which required its assets and liabilities to be adjusted to fair value on the effective date of the Merger, February 7, 2018.

Reclassification
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 that introduced a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in

LD Parent, Inc.

Notes to Consolidated Financial Statements

judgments, and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The new standard was effective for the Company on January 1, 2019.
On January 1, 2019, the Company adopted the new accounting standard for all contracts not completed as of the adoption date using the modified retrospective method. The Company has identified and implemented appropriate changes to the business policies, processes, and controls to support the adoption, recognition and disclosures under the new standard. As part of this evaluation, the Company has identified the following revenue streams; initial franchise fees, operating revenues which consist of: service/royalty fees from franchises, sales of parts and equipment, revenues from sales type leases, advertising revenue, and interest income related to notes receivable and loans receivables. Additionally, the Company reviewed the related critical customer contract terms and provisions. The Company has concluded that the most significant impact of the standard relates to the timing of the recognition of revenue for initial franchise fees, that were previously recognized at the point in time which the Company had performed all significant services and satisfied all conditions of sale, will be recognized over the life of the contract. Commissions relating to such contracts that were previously charged to expense upon recognition of the initial fee will now be recorded as a prepaid asset and amortized over the life of the contract. Advertising funds will now be presented as a gross up of revenue and related cost. The cumulative impact of adopting the new accounting standard and recognizing revenue over time will result in a reduction in stockholders’ equity of $849,152 which is offset by $211,184 of tax.

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

For the Twelve Months Ended December 31, 2019	As Reported	Effect of Change	Amount Without Adoption of ASC 606
Net revenue	$24,951,481	$1,390,946	$23,560,535
Costs and expenses	21,393,449	2,654,610	18,738,839
Income (loss) from operations	3,558,032	(1,263,664)	4,821,696
Benefit from (Provision for) income taxes	142,104	265,369	(123,265)
Consolidated net income (loss)	(661,381)	(1,263,664)	602,283
Prepaid commission	1,997,792	1,870,292	127,500
Deferred revenue	3,989,058	3,989,058	—
Parent (distribution) contribution	(138,547)	(637,968)	499,421

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

For the Twelve Months Ended December 31, 2019
Operating Revenues:
Service/royalty fees	$14,478,618
Part and equipment sales	2,789,636
Advertising revenue	5,476,990
Initial franchise fees	1,631,253
Interest, service charges, and other	574,984
Net Revenues	$24,951,481

LD Parent, Inc.

Notes to Consolidated Financial Statements

Service/royalty fees derived from franchises ("Service Fees") are recognized as revenue when earned. Revenue from sales of parts and equipment are recognized, at the point in time which control is transferred, upon shipment. Interest income related to notes receivable and loans receivable is recorded as revenue when earned (and collection is reasonably assured) in accordance with the interest method.

Initial franchise fees are deferred and recognized over the life of the contract. Commissions paid on initial franchise fees are deferred and charged to expense upon recognition of the initial fee.

Advertising fund revenue is deferred upon sale of the initial franchise. Revenue and the related advertising expense is recognized as incurred by the Company.

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

The Company provides franchisees with an option to finance initial franchise fees over a period of up to 96 months with interest at 12% per annum. Additionally, the Company has converted accounts receivable from certain franchisees to notes receivable. These financing arrangements entered into during the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018 were $2,981,444 and $988,685, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, $4,831,890 and $2,778,609 was outstanding of which $552,708 and $672,468 was classified as a current asset, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying consolidated balance sheets.

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

As of December 31, 2019, $1,814,902 was outstanding of which $425,425 was classified as a current asset. As of December 31, 2019, the Company recorded $468,442 as unearned interest of which $141,975 was classified within other current liabilities.

As of December 31, 2018, $1,613,904 was outstanding of which $397,263 was classified as a current asset. As of December 31, 2018, the Company recorded $402,012 as unearned interest of which $125,937 was classified within other current liabilities.

LD Parent, Inc.

Notes to Consolidated Financial Statements

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

Shipping Costs
Costs to ship products to franchisees are expensed to manufacturing expenses as incurred. The Company recorded shipping costs of $149,262 and $114,415 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.
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

No one franchise or vendor exceeded 10% of the Company’s sales or purchases for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018.

No one franchise or vendor exceeded 10% of the Company’s accounts receivable or payables at December 31, 2019 and 2018.

Inventories, net
Inventories are stated at the lower of cost and net realizable value. Parts and materials, included as inventory, are evaluated annually by management for net realizable value and obsolescence. At December 31, 2019 and 2018, the reserve for inventory was $17,665 and $16,790, respectively.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets
As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued ASU 2011-08 which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In conjunction with management’s annual review of goodwill, the Company adopted the new guidance and concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There were no impairments for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018.

Indefinite and Finite Lived Intangibles
In accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), indefinite lived intangible assets are recorded at cost and are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Intangible assets which have finite useful lives are amortized using the straight-line method over their useful lives and consist of customer relationships, developed technology, know-how, and a non-compete. Finite lived intangible asset amortization expense was $2,308,416 and $2,082,511 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.

Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

Long-lived Assets
The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not have any long-lived assets impairment indicators during the year ended December 31, 2019 or the period February 7, 2018 to December 31, 2018.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Debt Issuance Costs
Costs related to financing are being capitalized and amortized straight line, which approximates the effective interest method, over the term of the related debt facilities. Debt issuance costs were $165,575 and $219,275 as of December 31, 2019 and 2018, respectively, and are presented as a reduction to long-term debt in the Consolidated Balance Sheet. Amortization of deferred financing costs for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018 was $53,700 and $49,225, respectively, and is recorded in interest expense in the Consolidated Statement of Operations.

Income Taxes
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.
The Company recognizes a tax benefit from an uncertain position only if it is more likely than not the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. As of December 31, 2019 and 2018, there was no impact to the consolidated financial statements relating to accounting for uncertainty in income taxes.
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

The Company’s material financial instruments at December 31, 2019 and 2018, for which disclosure of estimated value is required by certain accounting standards, consisted primarily of cash, receivables from franchisees, accounts payable, accrued expenses, and debt. The carrying value of

LD Parent, Inc.

Notes to Consolidated Financial Statements

the term loan approximates fair value due to the variable interest rate associated with this financial instrument.

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

Advertising Expenses
The Company expenses its advertising costs the first time the advertising takes place. All advertising costs are expensed as incurred. Total advertising expense recorded in selling, general, and administrative expense within the Consolidated Statement of Operations was $720,799 and $281,421 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.
their cash receipts. The balances are reported as prepaid or accrued expenses at year-end.

4.	Receivables from Franchisees

December 31,	2019	2018
Amounts billed and currently receivable from franchisees	$2,154,923	$1,982,253
Notes receivable from franchisees	552,708	672,468
Net investment in sales type leases	425,425	397,263
Less: Allowance for doubtful accounts	(477,298)	(274,214)
Current portion	2,655,758	2,777,770
Notes receivable from franchisees	4,279,182	2,106,141
Net investment in sales type leases	1,389,477	1,216,641
Noncurrent portion	5,668,659	3,322,782
	$8,324,417	$6,100,552

The Company wrote off uncollectible accounts totaling $265,396 and $137,895 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.

LD Parent, Inc.

Notes to Consolidated Financial Statements

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

December 31,	2019	2018
Land	$440,304	$440,304
Building	1,126,624	1,126,624
Furniture, fixtures and other equipment	654,829	376,766
Leasehold improvements	451,388	315,889
	2,673,145	2,259,583
Less: accumulated depreciation	(330,494)	(139,735)
	$2,342,651	$2,119,848

Depreciation and amortization expense totaled $190,759 and $139,735 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.

6.	Other Assets

Other assets are summarized as follows:

December 31,	2019	2018
Security Deposits	$14,422	$14,422

7.	Intangibles, net

Intangibles are summarized as follows:

December 31,	2019	2018	Useful Life
Franchisee relationships	$34,100,000	$34,100,000	15 years
Trade name	12,094,580	12,050,000	Indefinite
Systems-in-place	6,800,000	6,800,000	Indefinite
Leasehold interest	193,000	193,000	5.5 years
	53,187,580	53,143,000
Less: accumulated amortization	4,390,927	2,082,511
Intangibles, net	$48,796,653	$51,060,489
Estimated future amortization expense of franchise relationships and leasehold interest at December 31, 2019 is as follows:

Years ending December 31,
2020	$2,308,416
2021	2,308,416
2022	2,308,416
2023	2,308,416
2024	2,308,416
2025 and thereafter	18,359,993
$29,902,073

LD Parent, Inc.

Notes to Consolidated Financial Statements

8.	Borrowing Arrangements

Credit Agreements
On February 7, 2018, in conjunction with the acquisition by CNLSC, the Company entered into an amendment to their Credit Agreement dated December 11, 2014. The amendment permitted the repayment of all of the outstanding principal amount of Subordinated Debt as of the date of the agreement, issuances up to $18,000,000 of subordinated second lien indebtedness, increase in the Term Loan by $6,000,000 and extended the maturity date to February 7, 2023. The amendment also contains revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. The Revolving Loan Commitment remained unchanged. The Revolving Loan Commitment was payable upon maturity on December 11, 2019. This was later amended in March 2019 to extend the maturity date to February 7, 2023 and clarify certain definitions in the prior amendment. There were no outstanding borrowings under the revolving loan commitment at December 31, 2019 or 2018. The Revolving Loan Commitment bears interest of 0.50% of the unfunded portion.

The Credit Agreement is payable in quarterly principal installments of $50,000, commencing on March 31, 2018 until the maturity date on February 7, 2023, at which time the outstanding balance is to be due and payable. The Credit Agreement also provides for an annual mandatory prepayment of principal based on excess cash flow (as defined in the Credit Agreement). During the year ended December 31, 2019 and 2018, the Company did not make a prepayment based on excess cash flow. The Credit Agreement also provides for the maintenance of certain financial ratios, including leverage and fixed charge ratios. At December 31, 2019 and 2018, the Company was in compliance with all of its covenant requirements. At December 31, 2019 and 2018, $19,600,000 and $19,800,000 was outstanding on the Credit Agreement.

The interest rate on the Credit Agreement varies depending if the Term Loan is a Base Rate Loan or a LIBOR Loan. At December 31, 2019, the Company elected to treat the Credit Agreement as a LIBOR Loan, which carried an effective interest rate of 4.50%.

Repayment of the Credit Agreement is as follows:

Years ending December 31,
2020	$200,000
2021	200,000
2022	200,000
2023	200,000
2024	18,800,000
$19,600,000

	2019	2018
Long-term debt	$19,600,000	$19,800,000
Less: Current portion	200,000	200,000
Less: Deferred financing costs	165,575	219,275
Long-term debt, net	$19,234,425	$19,380,725

LD Parent, Inc.

Notes to Consolidated Financial Statements

Note Purchase Agreement
On February 7, 2018, in conjunction with the acquisition, the Company entered into a Note Purchase Agreement for an $18,000,000 aggregate principal amount of senior secured notes with related parties. The notes are subordinate to the Credit Agreement noted above. The notes contain an annual interest rate of 16% and mature on August 7, 2023. Payment of the notes is due in full on the maturity date. The Company may prepay the notes at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement are collateralized by substantially all assets of Lawn Doctor, Inc. and was guaranteed by the Company. The note purchase agreement contains certain restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. At December 31, 2019 and 2018, the Company was in compliance with all of its covenant requirements. At December 31, 2019 and 2018, $18,000,000 was outstanding on the Note Purchase Agreement with related parties.

9.	Commitments and Contingencies

Operating Leases
The Company leases its manufacturing facility and certain automobiles from unrelated parties under non-cancellable operating leases which expire on various dates through 2024. Future minimum rental payments under these leases are as follows:

Years ending December 31,
2020	$275,111
2021	263,654
2022	261,854
2023	155,072
2024	9,916
$965,607

Total rent paid for facilities and equipment was $238,914 and $194,295 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.
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
Employee Benefit Plan
The Company has a 401(k) savings retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company on a pro rata basis. Contributions made to the plan by the Company, including fees, were approximately $96,648 and $71,351 for the year ended December 31, 2019 and period February 7, 2018 to December 31, 2018, respectively.

LD Parent, Inc.

Notes to Consolidated Financial Statements

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

10.	Related Party Transactions

See Note 8 for note purchase agreement with the stockholders of LD Parent.

11.	Income Taxes

Deferred income taxes result from timing differences in the recognition of income and expenses for income tax and financial reporting purposes.

Net deferred tax assets and liabilities are summarized as follows:

December 31,	2019	2018
Employee compensation	$232,339	$205,740
Accounts receivable	113,288	68,198
Inventory	4,393	4,176
Partnership interest	11,613	—
Cumulative tax effect of change in accounting principle	264,617	—
Deferred tax assets	626,250	278,114
Property and equipment	(343,692)	(280,883)
Intangible property	(12,051,476)	(12,646,930)
Other	(5,388)	(5,848)
Deferred tax liabilities	(12,400,556)	(12,933,661)
Net deferred income tax liabilities	$(11,774,306)	$(12,655,547)
A summary of current and deferred income taxes included in the consolidated statement of operations is as follows:

	Year Ended December 31, 2019	Period February 7, to December 31, 2018
Current:
Federal	$407,242	$196,791
State	120,711	(12,046)
Current tax expense	527,953	184,745
Deferred:
Federal	(578,011)	(56,832)
State	(92,046)	(111,000)
Deferred benefit	(670,057)	(167,832)
Total tax (benefit) expense	$(142,104)	$16,913

LD Parent, Inc.

Notes to Consolidated Financial Statements

The Company’s effective income tax rate reconciles with the federal statutory rate as follows:

	Year Ended December 31, 2019	Period February 7, to December 31, 2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	2.3
Non-deductible expenses	(0.6)	1.0
Non-controlling interest	(6.2)	—
Return to provision adjustment	(0.8)	(20.3)
Other differences	1.4	3.1
Effective income tax rate on income before taxes	17.8%	7.1%

The Company may be subject to examination by the Internal Revenue Service (IRS) as well as states for calendar year 2016 through 2019.  The Company has not been notified of any federal or state income tax examinations.

12.	Stock-Based Compensation

Share Options
Stock Options are issued by LD Parent pursuant to its 2018 Stock Incentive Plan (“the Plan”). The related stock-based compensation is pushed down to its subsidiary and recorded by the Company. The Company follows ASC 718, Share-Based Payment, for recording stock-based compensation. The fair value of each time-based and performance-based option award is estimated on the date of grant using a Black-Scholes option pricing model. These options, along with performance based options, will be expensed when such events are deemed probable. Expected volatilities are based on historical volatility of an appropriate industry sector index and other factors. The expected term of options with fixed exercise prices is derived by using the midpoint between vesting and expiration as the expected term of the option grant which is permitted under the guidance. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options granted during the year ended December 31, 2019. There were 1,369 stock options granted during the year ended December 31, 2018. There were no stock options granted during the year ended December 31, 2019.
A summary of assumptions for is presented below:

2018
Expected volatility	23%
Expected term (years)	5
Expected dividend yield	—
Risk-free interest rate	1.81%

LD Parent, Inc.

Notes to Consolidated Financial Statements

	Stock Options
	Number of stock option shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at February 7, 2018	—	$—	—	—	—
Granted	1,369	3,931	9.30	1,095	274
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2018	1,369	$3,931	9.30	1,095	274
Granted	—	—	—	—	—
Exercised	(95)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2019	1,274	$3,931	8.30	821	453
The Company has time-based share-based compensation arrangements under the Plan, which vest over 5 years. In addition to time-based awards, the Company has performance-based awards which vest upon meeting certain financial metrics.

For the period ended December 31, 2019 and 2018, the Company recorded expense of $258,602 and $258,302, respectively, in selling, general, and administrative expenses for stock-based compensation. Unamortized stock-based compensation at December 31, 2019 and 2018 was $775,106 and $1,034,708, respectively

13.	Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The Company is dependent on its franchisees to provide its services. Developments such as social distancing and shelter-in-place directives may impact the ability of the Company’s franchisees to deploy their workforce effectively. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2020 and the Company’s overall liquidity.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Management has reviewed and evaluated all events and transactions as of March 23, 2020, the date that the consolidated financial statements were available for issuance.

Polyform Holdings, Inc. and Subsidiary
Consolidated Financial Report
December 31, 2019

Polyform Holdings, Inc. and Subsidiary

Independent Auditor's Report
To the Board of Directors
Polyform Holdings, Inc. and Subsidiary
We have audited the accompanying consolidated financial statements of Polyform Holdings, Inc. and Subsidiary (the "Company"), which comprise the consolidated balance sheet as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2019 and for the period from February 7, 2018 (date of inception) through December 31, 2018, and the related notes to the consolidated financial statements.
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
Auditor’s Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polyform Holdings, Inc. and Subsidiary as of December 31, 2019 and 2018 and the results of their operations and their cash flows for the year ended December 31, 2019 and for the period from February 7, 2018 (date of inception) through December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter
As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Statements Board’s Accounting Standards Update No. 2016-02, Leases. Our opinion is not modified with respect to this matter.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 12, 2020

Polyform Holdings, Inc. and Subsidiary

Consolidated Balance Sheet

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash	$1,350,355	$827,646
Accounts receivable - Net	2,254,274	2,327,421
Inventory - Net (Note 5)	2,156,799	2,210,717
Prepaid expenses and other current assets	155,810	115,999
Total current assets	5,917,238	5,481,783
Property and Equipment - Net (Note 6)	947,636	791,223
Right-of-use Asset - Net (Note 12)	2,907,339	—
Goodwill (Note 7)	7,094,308	7,094,308
Intangible Assets - Net (Note 7)	20,525,479	22,092,146
Total assets	$37,392,000	$35,459,460
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$410,549	$438,767
Current portion of lease liability (Note 12)	174,918	—
Accrued and other current liabilities:
Accrued compensation	514,694	322,093
Customer deposits and advances	68,837	7,552
Other accrued liabilities	315,150	195,411
Total current liabilities	1,484,148	963,823
Long-term Lease Liability (Note 12)	2,732,421	—
Deferred Tax Liability (Note 11)	387,000	527,000
Long-term Stockholder Debt (Note 8)	18,003,624	18,003,624
Stockholders' Equity	14,784,807	15,965,013
Total liabilities and stockholders' equity	$37,392,000	$35,459,460

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

		Period from
	Year Ended	February 7, 2018
	December 31,	through December 31,
	2019	2018
Net Sales	$16,517,512	$13,953,762
Cost of Sales	8,728,095	8,021,897
Gross Profit	7,789,417	5,931,865
Operating Expenses	5,360,877	4,039,293
Operating Income	2,428,540	1,892,572
Nonoperating Expense
Foreign exchange loss	(330)	—
Interest expense	(2,920,588)	(2,630,199)
Other expense	(6,863)	(46,511)
Transaction related expenses	—	(313,895)
Total nonoperating expense	(2,927,781)	(2,990,605)
Loss - Before income taxes	(499,241)	(1,098,033)
Income Tax Recovery (Note 11)	(140,000)	(159,000)
Net Loss	$(359,241)	$(939,033)

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Issuance of common stock on February 7, 2018	$12	$17,904,034	$—	$17,904,046
Net loss	—	—	(939,033)	(939,033)
Dividends paid	—	(1,000,000)	—	(1,000,000)
Balances as of December 31, 2018	$12	$16,904,034	$(939,033)	$15,965,013

Net loss	—	—	(359,241)	(359,241)
Dividends Paid	—	(1,000,000)	—	(1,000,000)
Stock-based compensation expense	—	179,035	—	179,035
Balances as of December 31, 2019	$12	$16,083,069	$(1,298,274)	$14,784,807

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

		Period from
	Year-ended	February 7, 2018
	December 31,	through December 31
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(359,241)	$(939,033)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	85,239	61,396
Amortization of intangible assets	1,566,667	1,407,854
Stock-based compensation expense	179,035	—
Bad debt expense	103,961	—
Deferred income tax recovery	(140,000)	(159,000)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(30,814)	(13,085)
Inventory	53,918	251,765
Prepaid expenses and other assets	(39,811)	183,043
Accounts payable	(28,218)	131,010
Accrued and other liabilities	373,625	(235,110)
Net cash provided by operating activities	1,764,361	688,840
Cash Flows from Investing Activities
Payment for business acquisitions - Net of cash acquired	—	(34,645,181)
Purchase of property and equipment	(241,652)	(123,683)
Net cash used in investing activities	(241,652)	(34,768,864)
Cash Flows from Financing Activities
Proceeds from debt	—	18,003,624
Proceeds from issuance of common stock	—	17,904,046
Dividends paid	(1,000,000)	(1,000,000)
Net cash (used in) provided by financing activities	(1,000,000)	34,907,670
Net Increase in Cash	522,709	827,646
Cash - Beginning of period	$827,646	$—
Cash - End of period	$1,350,355	$827,646

Supplemental Cash Flow Information
Cash paid for interest	$2,920,588	$2,630,199
Significant Noncash Transactions
Increase in lease liabilities and right-of-use assets due to implementation of ASU842:	$3,073,743	$—
Reduction in lease liabilities and right-of-use assets from amortization of lease	$166,404	$—

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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
Trade Accounts Receivable
Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for other accounts receivable based on historical loss experience. The allowance for doubtful accounts on accounts receivable balance was approximately $150,000 and $46,000 as of December 31, 2019 and 2018 respectively. Bad debt incurred on trade accounts receivable was approximately $104,000 for the year ended December 31, 2019. There was no bad debt incurred on trade accounts receivable for the period from February 7, 2018 through December 31, 2018.
Inventory
Inventories are measured at the lower of cost and net realizable value (NRV), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Cost is determined on the first-in, first-out (FIFO) method.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
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
No impairment charge was recognized during the year ended December 31, 2019 and the period from February 7, 2018 through December 31, 2018. It is reasonably possible that management’s estimates of the carrying amount of goodwill will change in the near term.
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
Credit Risk and Major Customers
The Company extends trade credit to its customers on terms that are generally practiced in the industry. Five customers accounted for approximately 71 percent of accounts receivable as of December 31, 2019 and 58 percent of sales during the year ended December 31, 2019. Five customers accounted for approximately 70 percent of accounts receivable as of December 31, 2018 and 56 percent of sales during the period from February 7, 2018 through December 31, 2018. Accounts receivable for these customers are considered current.
One major supplier accounts for approximately 17 percent of accounts payable as of December 31, 2019 and 5 percent of purchases for the year ended December 31, 2019.
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

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 2 - Significant Accounting Policies (Continued)
Under the typical payment terms, the customer will pay the fixed transaction price (Quantity X Price). Variable consideration is taken into account by using the expected value method. Historical allowances are used as a basis to calculate the discount from the fixed transaction price. The Company does not offer any warranties on its products.

The cost of discounts and rebates is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors including historical utilization and redemption rates. Substantially all cash incentives of this type are included in the determination of net sales. Incentives offered in the form of free product are included in the determination of cost of sales. The reserve for discounts and rebates is approximately $117,000 and $122,000 at December 31, 2019 and 2018, respectively, and is presented net with accounts receivable on the consolidated balance sheet.

As a practical expedient, the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional performance obligation.

Shipping and Handling Costs
The Company records shipping and handling costs for the delivery of finished goods in operating expenses in the consolidated statement of operations. Total shipping and handling costs were approximately $127,000 for the year ended December 31, 2019 and $108,000 for the period from February 7, 2018 through December 31, 2018.
Income Taxes
A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.
New Accounting Pronouncement
The company adopted ASU 2016-02, Leases, which superseded the previous lease requirements under ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance was effective for the Company as of January 1, 2019. The Company elected to adopt the new guidance using the modified retrospective transition method for the beginning of the year of adoption. As a result of the adoption, the Company recognized a lease liability of and a corresponding right-to-use asset of $3,073,743, which was based on the present value of the minimum lease payments. See Note 12 for additional disclosures regarding the Company's impact of adopting ASC 842.

Subsequent Events
The consolidated financial statements and related disclosures include evaluation of the events up through March 12, 2020 which is the date the consolidated financial statements were available to be issued.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
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
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed:

Cash	$949,000
Accounts receivable	2,314,000
Inventory	2,462,000
Property, plant and equipment	729,000
Prepaid and other assets	299,000
Identifiable intangible assets	23,500,000
Deferred tax liabilities	(686,000)
Accounts payable and accruals	(1,067,000)
Total identifiable net assets	28,500,000
Goodwill	7,094,000
Total	$35,594,000
The gross amount of accounts receivable recorded were approximately $2,360,000 of which approximately $46,000 was expected to be uncollectible.
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

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 4 - Revenue Recognition (Continued)
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

The following table shows revenue with customers by geographic location, major goods/service lines, and customer segments:

Gross Sales		Period from February 7, 2018
Primary geographical markets:	2019	through December 31, 2018
North America	$15,048,591	$12,699,546
All Other	2,255,105	1,915,636
Total	$17,303,696	$14,615,182

Major goods/service lines:
Polymer and Purchased Clay	$15,882,052	$13,415,040
Tools/Accessories/Molds	1,421,644	1,200,142
Total	$17,303,696	$14,615,182

Customer segments:
Retailer	$9,984,975	$8,730,138
Distributors	5,341,540	4,783,011
E-Tailers	1,977,181	1,102,033
Total	$17,303,696	$14,615,182
Gross sales of $17,303,696 were reduced by $786,184 of customer returns, discounts and allowances for the year ended December 31, 2019 to arrive at net sales of $16,527,512 reported in the consolidated statement of operations. Gross sales of $14,615,182 were reduced by $661,420 of customer returns, discounts and allowances the period from February 7, 2018 through December 31, 2018, to arrive at net sales of $13,953,762 reported in the consolidated statement of operations.
Note 5 - Inventory
Inventory at December 31 consists of the following:

	2019	2018
Raw materials	$1,163,571	$1,069,123
Finished goods	993,228	1,141,594
Total Inventory	$2,156,799	$2,210,717

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 6 - Property and Equipment
Property and equipment at December 31 are summarized as follows:

			Depreciable
	2019	2018	Life - Years
Leasehold improvements	$42,421	$34,682	10-15
Machinery and equipment	947,391	719,061	2-10
Computer equipment and software	104,459	98,876	3-5

Total Cost	1,094,271	852,619

Accumulated depreciation	146,635	61,396

Net Property and Equipment	$947,636	$791,223
Depreciation expense for the Company was approximately $85,000 for the year ended December 31, 2019 and approximately $61,000 for the period from February 7, 2018 through December 31, 2018

Note 7 - Acquired Intangible Assets and Goodwill
Intangible assets of the Company at December 31 are summarized as follows:

	2019		2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$15,100,000	$1,911,288	$15,100,000	$904,621
Trade name	6,100,000	772,110	6,100,000	365,443
Developed Technology	2,300,000	291,123	2,300,000	137,790
Total	$23,500,000	$2,974,521	$23,500,000	$1,407,854
Amortization expense for the Company was approximately $1,600,000 for the year ended December 31, 2019 and approximately $1,400,000 from the period February 7, 2018 through December 31, 2018.
Estimated amortization expense for each of the next five years is approximately $1,600,000 and $12,700,000 of total amortization expense thereafter.
The carrying amount of goodwill in 2019 and 2018 was $7,094,308.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 8 - Long-term Debt

	2019	2018
Senior secured loan to majority stockholders, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x
	$ 15,700,000	$ 15,700,000
Senior secured loan to the minority stockholder, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x	2,303,624	2,303,624
Total	$ 18,003,624	$ 18,003,624
As of December 31, 2019 Polyform is in compliance with the above mentioned financial covenants.
There are no principal payments due on the above mention debt, except for the outstanding balance at maturity on August 7, 2023.
Interest expense for the Company was approximately $2,921,000 for the year ended December 31, 2019 and approximately $2,600,000 from the period February 7, 2018 through December 31, 2018.

Note 9 - Line of Credit
The Company entered into a line of credit agreement on December 19, 2019. Under the agreement, the Company has available borrowings of $1,000,000. The line of credit is collateralized by substantially all of the Company's assets and is subordinated to the senior secured loans discussed in Note 8.

Interest on the line of credit is based on the Prime Rate, or 4.75 percent at December 31, 2019. Under the terms of the agreement, the Company is subject to certain covenants, including a current ratio and minimum accounts receivable balance. As of December 31, 2019, there were no amounts outstanding on the line of credit.

Note 10 - Capital Stock
As of December 31, 2019, 40,000 shares of Class A voting common stock, par value of $0.001 per share and 10,000 shares of Class B non-voting common stock, par value of $0.001 per share were authorized for the Company. As of December 31, 2019, there were 12,417.75 shares of Class A voting common stock issued and outstanding. There were no shares of Class B non-voting common stock issued or outstanding.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 10 - Capital Stock (Continued)
Dividends are applied as follows: retained earnings would first be reduced to zero (but not below zero), and then additional paid-in-capital would be reduced (but not below zero). If the additional paid-in-capital has been fully exhausted, the excess would be reported as a debit in a section in the statement of stockholder’s equity titled distributions in excess of recorded capital.
The Company declared and paid $1,000,000 in dividends and classified these dividends as a reduction in additional paid-in-capital during the year ended December 31, 2019 and from the period February 7, 2018 through December 31, 2018.

Note 11 - Income Taxes
The Company files income tax returns annually in the U.S. federal and State of Illinois income tax jurisdictions.
The components of the income tax provision included in the consolidated statement of operations are all attributable to continuing operations and are detailed as follows:

	Federal Expense	State Expense	Total Expense
	(Recovery)	(Recovery)	(Recovery)
2019
Current	$—	$—	$—
Deferred	(93,000)	(47,000)	(140,000)
Net income tax expense	$(93,000)	$(47,000)	$(140,000)

	Federal Expense	State Expense	Total Expense
	(Recovery)	(Recovery)	(Recovery)
2018
Current	$—	$—	$—
Deferred	(53,000)	(106,000)	(159,000)
Net income tax expense	$(53,000)	$(106,000)	$(159,000)
A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	2019	2018
Income tax recovery, computed at 21% of pretax income	$ (104,850)	$ (230,586)
State taxes, net of federal effect	(37,741)	(82,407)
Nondeductible expense, permanent differences	2,084	89,725
All other including adjustment of prior year estimates	507	64,268
Net income tax recovery	$ (140,000)	$ (159,000)

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 11 - Income Taxes (Continued)
The details of the net deferred tax asset (liability) are as follows:

	2019	2018
Goodwill and intangibles	$(871,000)	$(759,000)
AR Reserve	49,000	20,000
Inventory reserve	62,000	44,000
Property and Equipment	(216,000)	(183,000)
Net operating loss carryforward	537,000	311,000
Other assets and liabilities	52,000	40,000
Net deferred tax liabilities	$(387,000)	$(527,000)
At December 31, 2019, the Company has a net operating loss carry forward of approximately $1,900,000. The entire net operating loss was generated during the year ended December 31, 2019 and from the period from February 7, 2018 through December 31, 2018. Management has concluded that the net operating loss will be fully utilized and therefore no valuation allowance is necessary on the net operating loss.

Note 12 - Leases
The Company currently leases a building of approximately 58,200 square feet including 5,500 square feet for offices and 52,700 square feet for manufacturing/warehousing. The lease is classified as an operating lease and expires in April 2032. The lease requires base annual rent payments of $315,000 and is subject to annual inflationary increases, not to exceed 2% a year. The lease requires the Company to pay taxes, insurance, utilities and maintenance costs. The Company has elected the practical expedient not to separate lease and nonlease components. Cash paid for amounts included in the measurement of lease liabilities for the lease were $315,000 during the year ended December 31, 2019.
The Company adopted ASU 2016-02 on January 1, 2019 and recognized a lease liability of and a corresponding right-to-use asset of $3,073,743 which was based on the present value of the minimum lease payments. Because the Company does not have access to the rate implicit in the lease, the Company utilized their incremental borrowing rate as the discount rate, which was 5 percent. The right-of-use assets is presented net of accumulated amortization on the Consolidated Balance Sheet, while the related lease liabilities is also presented on the Consolidated Balance Sheet, with current and long-term portion. In addition, the Company has elected the short-term lease practical expedient related to leases of various equipment.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 12 - Leases (Continued)
The Company recognized rent expense associated with the lease as follows:

		Period from
	Year-ended	February 7, 2018
	December 31,	through December 31,
	2019	2018
Operating lease cost:
Fixed rent expense	$315,000	$280,875
Variable rent expense	10,290	6,450
Short-term lease cost	12,263	7,695
Net lease cost	337,553	295,020

Lease cost - Cost of Sales	294,561	260,195
Lease cost - SG&A	42,992	34,825
Net Lease cost	$337,553	$295,020
Future minimum lease payments are as follows:

2020	$315,000
2021	315,000
2022	315,000
2023	315,000
2024	315,000
Thereafter	2,310,000
Total	3,885,000
Less effects of discounting	(977,661)
Lease liabilities recognized	$2,907,339
Note 13 - Stock Options
The Company’s Stock Incentive Plan (the “Plan), was approved by the stockholders on February 7, 2018 permits the grant of 1,534 stock options to its employees for up to 1,534 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options have 10-year contractual terms. 50 percent of the stock options vest over approximately four years. The remaining 50 percent vest annually based on certain EBITDA targets and also require the recipient to be employed at the EBITDA measurement dates. As the Company believes it is probable that the performance targets will be met, the Company is recording an expense for these awards over their service period. The option awards also provide for accelerated vesting if there is a change in control (as defined in the Plan).

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 13 - Stock Options (Continued)
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions: (1) 7.5 years time to maturity, (2) 2.51 percent risk-free rate, and (3) 42.00 percent expected annual stock volatility. Expected volatilities are based on competitors in our industry historical stock price volatility over the expected term. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock options was also discounted for lack of marketability. The fair value of the stock options awarding during 2019 was $414 per option unit.

When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur. The compensation cost that has been charged against income for the Plan was $179,035 and $0 for the year ended December 31, 2019 and for the period from February 7, 2018 through December 31, 2018, respectively. The Company expects to recognize approximately $127,000 in compensation cost annually through 2022, and approximately $75,000 in 2023.
A summary of option activity under the Plan for the year ended December 31, 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
Options	Shares	Exercise Price	Term (in years)
Outstanding at January 1, 2019	—	—	—
Granted	1,534	$1,442	10
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2019	1,534	1,442	9.33
Vested or expected to vest at December 31, 2019	433	1,442	—
Exercisable at December 31, 2019	433	1,442	—
Note 14 - Retirement Plans
The Company provides a defined contribution savings plan for all eligible employees. The plan provides for the Company to make a discretionary profit-sharing contribution and a required matching contribution. Expenses under the plan amounted to approximately $65,000 and $63,000 for the year ended December 31, 2019 and for the period February 7, 2018 through December 31, 2018, respectively.
Note 15 - Contingencies
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

Consolidated Financial Statements and
Report of Independent Registered Public Accounting Firm

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY

For the Period August 1, 2019 (Commencement of Operations) through December 31, 2019

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Roundtable Equity Holdings LLC and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Roundtable Equity Holdings LLC and Subsidiary (the Company) as of December 31, 2019, the related consolidated statements of operations, cash flows and changes in members' equity for the period August 1, 2019 (commencement of operations) through December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period August 1, 2019 (commencement of operations) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter
As discussed in Note 13 to the consolidated financial statements, in January 2020, the World Health Organization has declared COVID‑19 to constitute a “Public Health Emergency of International Concern.” Given the uncertainty of the situation, the duration of any business disruption and related financial impact cannot be reasonably estimated at this time. Our opinion is not modified with respect to this matter.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company's auditor since 2019.
Philadelphia, Pennsylvania
March 25, 2020

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Balance Sheet
December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,508,968
Accounts receivable, net of allowance for doubtful accounts of $112,464	835,707
Due from related party	67,397
Prepaid expenses and other current assets	83,467
Total current assets	2,495,539

Property and equipment, net of accumulated depreciation of $8,085	57,451
Finance lease right-of-use assets	47,631
Operating lease right-of-use assets	1,225,160
Other intangible assets, net of accumulated amortization of $610,377	26,549,623
Goodwill	33,352,834
Total assets	$63,728,238

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,414
Accrued expenses and other current liabilities	343,355
Current portion of long-term debt	2,000,000
Current portion of finance lease liabilities	13,856
Current portion of operating lease liabilities	361,530
Deferred revenue	949,497
Total current liabilities	3,686,652

Long-term debt, net of current portion	15,000,000
Deferred tax liability	5,505,743
Finance lease liabilities, net of current portion	34,529
Operating lease liabilities, net of current portion	405,956
Total liabilities	24,632,880

Commitments and contingencies

MEMBERS' EQUITY
Membership units and paid-in capital - 40,100 Class A shares issued and
outstanding; 0 Class B shares issued and outstanding.	40,100,000
Accumulated deficit	(1,004,642)
Total members' equity	39,095,358
Total liabilities and members' equity	$63,728,238
The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statement of Operations
For the period August 1, 2019 (Commencement of Operations) to December 31, 2019

Revenues
Roundtable and other revenues	$4,502,775
Sales discounts	(573,674)
Total revenues, net	3,929,101

Costs and Expenses
Salaries and employee benefits	1,541,725
Depreciation and amortization	618,462
Selling	850,552
General and administrative	1,215,465
Total costs and expenses	4,226,204

Operating income	(297,103)
Interest expense	1,043,334
Net loss before income tax benefit	(1,340,437)
Income tax benefit	335,795
Net loss	$(1,004,642)

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the period August 1, 2019 (Commencement of Operations) to December 31, 2019

Cash flows from Operating Activities
Net loss	$(1,004,642)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	618,462
Provision for bad debts	37,104
Deferred income tax benefit	(335,795)
Other	175,422
Changes in operating assets and liabilities:
Accounts receivable	518,189
Prepaid expenses and other current assets	(13,467)
Due from related party	(67,397)
Accounts payable	(303,587)
Accrued expenses and other current liabilities	(686,255)
Deferred revenue	(2,465,503)
Net cash used in operating activities	(3,527,469)

Cash flows from Investing Activities
Cash paid for business combination, net of cash acquired	(41,395,000)
Purchase of property and equipment	(7,536)
Net cash used in investing activities	(41,402,536)

Cash flows from Financing Activities
Proceeds from issuance of debt	14,114,338
Repayment of finance lease liabilities	(6,027)
Repayment of debt assumed from business combination	(55,000)
Contributions from members	32,385,662
Net cash provided by financing activities	46,438,973

Net change in cash and cash equivalents	1,508,968
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,508,968

Supplementary disclosure of cash flow information
Interest paid	$1,043,334
Non-cash investing activities
Non-cash purchase consideration related to business combination
Assumption of debt from acquiree	$55,000
Issuance of debt	2,885,662
Roll-over of seller's equity	7,714,338
Total non-cash purchase consideration	$10,655,000

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statement of Changes in Members’ Equity
For the period August 1, 2019 (Commencement of Operations) to December 31, 2019

	Class A Membership Units	Class B Membership Units	Paid-in Capital	Accumulated Deficit	Total Members’ Equity
Balance at August 1, 2019	—	—	$—	$—	$—
Issuance of Class A membership units	40,100	—	40,100,000	—	40,100,000
Net loss	—	—	—	(1,004,642)	(1,004,642)
Balance at December 31, 2019	40,100	—	$40,100,000	$(1,004,642)	$39,095,358

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

1.	DESCRIPTION AND LIQUIDITY OF BUSINESS

Description of Business

Roundtable Equity Holdings LLC and its wholly-owned subsidiary, Auriemma Consulting Group, Inc. (collectively, “the Company”), which operate primarily in the United States and Canada, provide leading companies access to key executives and operational data to optimize business practices, maximize efficiency and navigate complexity. The Company’s unique executive meetings provide clients with ongoing, in-person access to other leading organizations, allowing key industry participants to collaborate over common challenges and actionable solutions. Each roundtable typically meets three times per year for one or two day sessions. The Company hosts networking dinners at each meeting. Comprehensive reference reports are delivered within two weeks of each executive meeting. The Company also performs over 130 benchmark studies per year that measure key metrics to help companies assess operational business performance and identify trends over time. The Company is the “go-to” provider of operational information among major financial institutions. Additionally, the Company conducts on-demand peer group surveys that generate quick industry feedback on critical, time-sensitive issues, helping clients validate business strategies, respond to market events, and prepare for regulatory exams. Surveys are driven by client needs to respond quickly to challenges from their own senior management, external auditors, regulators, or other economic/environmental circumstances.

Roundtables Equity Holdings, LLC was incorporated in the state of Delaware on June 19, 2019 and did not have operations until its wholly-owned subsidiary, Roundtables Acquisition LLC, acquired Auriemma Consulting Group, Inc. (“ACGI”) on August 1, 2019. Immediately following the acquisition, Roundtables Acquisition LLC merged with ACGI. Refer to Note 3 for details of this transaction. Roundtables Equity Holdings, LLC is a majority-owned subsidiary of USR Strategic EquityCo, LLC, which is a wholly owned subsidiary of CNL Strategic Capital, LLC.

Liquidity of Business

The Company has a cash balance of $1,508,968, a working capital deficit of $1,191,113 and an accumulated deficit of $1,004,642. In addition, the Company incurred a net loss of $1,004,642 and negative cash flows from operations of $3,527,469 during the five months ended December 31, 2019. The accumulated deficit and net loss as of and for the five months ended December 31, 2019 were incurred due to one-time transaction fees amounting to approximately $300,000 related to the business combination disclosed in Note 3 and the reduction of $1,151,000 in deferred revenues assumed from such business combination to reflect its fair value at acquisition date. The negative cash flows from operations incurred during the five months ended December 31, 2019 resulted from the fact that most of the Company’s fees arising from contracts with customers are collected in the beginning of the calendar year, which is outside the period covered by these consolidated financial statements. The Company expects to finance its operations for at least the next twelve months following the issuance of its consolidated financial statements, mainly through increased service offerings to customers and cost reduction efforts. Other sources of liquidity could include additional potential issuances of debt or equity securities, if necessary. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available to it on acceptable terms, if at all. If the Company is unable to access necessary capital to meet its liquidity needs, the Company may have to delay or discontinue the expansion of its business or raise funds on terms that it may consider unfavorable. It should be noted that in January 2020, the World Health Organization has declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern”. This outbreak is expected to have an adverse impact on the Company’s business and financial results, including its liquidity, the extent of which cannot be estimated at the date the consolidated financial were available to be issued.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements and accompanying notes include the financial statements of Roundtable Equity Holdings LLC and its wholly owned subsidiary, Auriemma Consulting Group, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less at the time of acquisition. The Company places its cash and cash equivalents into institutions and funds of high credit quality and performs periodic evaluations of these institutions and funds to mitigate the risk associated with cash and cash equivalents balances of $1,258,551, which are in excess of government insurance. In addition, the Company entered into an uncommitted discretionary demand line of credit with a financial institution which can be used solely for issuing standby letters of credit of up to $100,000. The standby letters of credit of credit facility incur an interest of 3% + prime rate per annum, are payable within 12 months from their issuance and are secured by certain cash and cash equivalents maintained in such financial institution. There have been no standby letters of credit issued under this line of credit facility as of December 31, 2019.
Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual terms are considered to be past due.  The Company maintains an allowance for doubtful accounts based on trade receivables that are not probable of collection after evaluating the aging of receivables and the current economic environment. When the Company determines that the amounts are not recoverable, the receivable is written off against the allowance.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed principally using the straight‑line method over the estimated useful lives of the respective assets, which is typically 3 years. The Company reviews the carrying values of property and equipment, whenever circumstances indicate that such amounts might be impaired. Based on the Company’s assessment, the Company determined that its property and equipment were not impaired during the five months ended December 31, 2019.
Goodwill and Intangible Assets
Amortization of finite-lived intangible assets is computed principally using the straight-line method over the estimated useful lives of the assets. The Company reviews the carrying values of finite-lived intangible assets, whenever circumstances indicate that such amounts might be impaired.
Goodwill is evaluated for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is allocated to the Company which represents a single reporting unit for goodwill impairment purposes based on the nature of the Company’s business, service offerings and internal organizational structure.
Based on the Company’s assessment, the Company determined that its goodwill and intangible assets, which were acquired on August 1, 2019, were not impaired during the five months ended December 31, 2019.
Revenue Recognition
On August 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”) on all contracts that are not completed at the date of initial application. The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To do this, the Company applies the five-step model prescribed by ASC Topic 606, which requires the Company to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company’s adoption of ASC Topic 606 did not result in a significant change in ACGI’s existing revenue recognition policies prior to the adoption. Refer to Note 10 for more details of the Company’s revenues from contracts with customers.
Leases

On August 1, 2019, the Company adopted ASC Topic 842, Leases and all the related amendments (“ASC Topic 842”). Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Refer to Note 11 for more details of the Company’s leasing arrangements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

Income Taxes

The income tax benefit includes federal and state income taxes. The Company uses the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are recognized when it is more likely than not that they will be realized, otherwise a valuation allowance is provided.
The Company accounts for its uncertain tax positions by first determining whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that the taxing authorities will examine the position and have full knowledge of all the relevant information.  A tax position that meets the more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  The Company classifies interest and penalties associated with the liability for unrecognized tax benefits as income tax expense.

Accumulated Other Comprehensive Income

There was no balance or activity in Accumulated Other Comprehensive Income as of and during the five months ended December 31, 2019. Accordingly, Accumulated Other Comprehensive Income is not presented in our consolidated financial statements as of and during the five months ended December 31, 2019.

Foreign Currency Transactions

Assets and liabilities are translated at the rate of exchange in effect at that date. At the date the transaction is recognized, the transaction is translated into USD. A gain or loss is recognized when the transaction is settled for the difference in the rate in effect between the time the transaction is recognized and when it is settled. Foreign currency transaction adjustment is not material for the year ended December 31, 2019

Fair Value Measurements

The Company applies the relevant accounting guidance on fair value measurements to financial and non-financial assets and liabilities measured and reported at fair value on a recurring and non-recurring basis. The three levels of fair value hierarchy are:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -	inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

Level 3 -	unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their nature and short period of time to maturity or payment. The fair value of the Company’s obligations under its debt agreements is based on current rates offered to the Company for debt of the same remaining maturity and, accordingly, approximates its carrying amount.

Contingencies

The Company may be, from time to time, a party to various contingencies, including litigation and claims, arising in the normal course of business. Because contingencies are inherently unpredictable, particularly in cases where claimants seek substantial or indeterminable damages or where proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how or when such matters will be resolved, or what the settlement might be where there is only a reasonable possibility that a loss may have been incurred. There were no loss or gain contingencies recorded in the Company’s consolidated financial statements as of and during the five months ended December 31, 2019.

New Accounting Pronouncements to be Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. All of the Company’s financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, the Company does not anticipate this standard to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-13 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for public companies beginning July 1, 2021, with early adoption permitted. The Company is currently evaluating the effect, if any, that ASU 2019-12 will have on its consolidated financial statements.

3.	BUSINESS COMBINATION

On August 1, 2019, the Company acquired all of the outstanding common stock of ACGI for a purchase consideration of $53,000,000 which consists of: (i) a cash consideration of $42,345,000 (ii) a note payable issued to the seller for $2,885,662 (iii) a rollover of the seller’s equity interest for $7,714,338 and (iv) the assumption of debt of $55,000. The purpose of the transaction is to accelerate the roundtables growth strategy by enhancing the Company’s benchmarking, data and analytics capabilities and expand into new market verticals. The roundtables business’ results of operations have been included in the consolidated financial statements from the date of acquisition.

The following summarizes the preliminary allocation of the purchase consideration over the fair value of the assets acquired and liabilities assumed at the date of acquisition:

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

Purchase price:	$53,000,000

Assets acquired (liabilities assumed):
Cash and cash equivalents	$950,000
Accounts receivable	1,391,000
Prepaid expenses and other	70,000
Property and equipment	138,000
Operating and finance right of use assets	943,774
Goodwill	33,352,834
Customer relationships	20,700,000
Developed technology	5,100,000
Trade name	1,360,000
Favorable leases	546,776
Accounts payable	(322,000)
Accrued expenses and other	(1,029,610)
Deferred revenue	(3,415,000)
Operating and finance lease liabilities	(943,774)
Deferred tax liability	(5,842,000)

Total net assets acquired	$53,000,000

The fair values of the notes payable issued to the seller and the assumed debt included in the purchase consideration are based on current rates offered to the Company for debt of the same remaining maturity and accordingly, such fair values are approximated by their carrying values as of August 1, 2019. The fair value of the seller’s equity interest included in the purchase consideration is based on the fair value of the underlying units as of August 1, 2019.

The carrying values of cash and cash equivalents and working capital components approximate their fair values as of August 1, 2019 due to their short-term nature. The fair value of property and equipment is approximated by its carrying value as of August 1, 2019 due to the nature and immateriality of the property and equipment acquired. The fair values of operating and finance right of use assets and lease liabilities were estimated based on the terms of the lease and an incremental borrowing rate. The fair value of deferred revenue is determined using the cost plus markup approach and includes estimates and assumptions such as the timing of when the services will be provided, the estimated cost and related markup and the weighted average cost of capital.

The fair values of the trade name and the developed technology are determined using the relief of royalty method and includes estimates and assumptions such as the revenue growth rate, the royalty rate, the economic life of the trade name and developed technology and the weighted average cost of capital. The fair value of customer relationships is determined using the excess earnings method and include estimates and assumptions such as the revenue growth rate, the attrition rate, the estimated expenses and contributory asset charges, the economic life of the customer relationships and the weighted average cost of capital. The fair value of the favorable leases acquired is determined using the income approach and includes inputs and assumptions such as the lease terms, a discount rate and current and projected market rates. Such favorable leases are included in the Operating leases right of use assets in the consolidated balance sheet. The fair value the acquired workforce, which is included in goodwill, is determined using estimates and assumptions such as the headcount, the estimated salaries and employee benefits of the workforce and the replacement cost per employee.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

The weighted average cost of capital is determined using estimates and assumptions such as the prospective financial information of the acquiree and guideline public company data. The excess of the purchase consideration over the fair value of the assets acquired and liabilities assumed is attributed to goodwill primarily because of the various operational and market synergies that are expected to be generated from this acquisition.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2019 consists of the following:

Prepaid technology	$40,278
Prepaid conference room	18,817
Other	24,372
$83,467

5.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 consists of the following:

	Useful Life	Amount
Computer equipment	3 years	$58,111
Furniture and equipment	3 years	7,425
		65,536
Less accumulated depreciation		8,085
Total property and equipment, net		$57,451

The depreciation expense related to property and equipment amounted to $8,085 for the five months ended December 31, 2019.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

6.	OTHER INTANGIBLE ASSETS

The balances of Other intangible assets as of December 31, 2019 are as follows:

Gross Value	Estimated
Other Intangible Assets	Useful Life	Amount
Developed technology	15 years	$5,100,000
Customer relations	20 years	20,700,000
Trade names	15 years	1,360,000
Total other intangibles, gross		27,160,000

Accumulated Amortization
Developed technology		141,667
Customer relations		430,933
Trade names		37,777
Total accumulated amortization		610,377

Total other intangible assets, net		$26,549,623

The amortization expense related to other intangible assets amounted to $610,377 for the five months ended December 31, 2019. The amortization expense to be incurred in future periods are as follows:

Years Ending December 31,
2020	$1,465,667
2021	1,465,667
2022	1,465,667
2023	1,465,667
2024	1,465,667
Thereafter	19,221,288
Total	$26,549,623

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2019 consists of the following:

Commissions payable	$77,270
Due to credit card company	76,815
Vacation accrual	48,030
Other	141,240
Total accrued expenses and other current liabilities	$343,355

8.    RELATED PARTY TRANSACTIONS
Financing arrangements with related parties
The Company’s financing arrangements consist of senior subordinated notes and a senior secured bridge note from related parties which have outstanding balances of $15 million and $2 million, respectively, as of December 31, 2019.
Senior Subordinated Notes
On August 1, 2019, Roundtables Acquisition, LLC, entered into note purchase agreements with its members for an aggregate principal amount of $15 million. The proceeds from these notes were used to settle outstanding debt obligations and to partially fund the Company’s acquisition of ACGI. Refer to Note 3 for more details of this transaction. No principal amounts are due until the maturity date of August 1, 2025. These notes bear an interest of 16% per annum which are payable monthly. These notes are secured by the Company’s assets and are subordinated to the senior secured bridge note discussed below. The outstanding balance of these notes as of December 31, 2019 comprises long term debt, net of current portion in the consolidated balance sheet.
Senior Secured Bridge Note
On November 13, 2019, the Company amended the above note purchase agreements to include a $2 million senior secured bridge loan from one of the Company’s members. The proceeds from the note was used to fund the Company’s working capital needs. No principal amounts are due until the maturity date of November 13, 2020. The note bears interest at 8% per annum which is payable monthly. The note is secured by the Company’s assets and is senior to the senior subordinated notes discussed above. The outstanding balance of this note as of December 31, 2019 comprises current portion of long term debt in the consolidated balance sheet.
The financing arrangements with related parties discussed above also contain covenants that limit the ability of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of its business; (iv) transfer or dispose of assets; (v) change its name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in the nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change its fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of its subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of its units. As of December 31, 2019, the Company was in compliance with all covenants included within these financing arrangements with related parties.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019
Interest expense incurred on these financing arrangements with related parties during the five months ended December 31, 2019 amount to $1,043,334. There is no unpaid interest as of December 31, 2019 on these financing arrangements.
Other related party transactions
On August 1, 2019, the Company entered into a transition services agreement with an affiliate. The agreement provides for the Company and its affiliate to share marketing, human resources, information technology, treasury, accounting and back office functions as well as office space and equipment. Receivables arising from this agreement represents the affiliate’s share of these costs and is presented in Due from related party in the consolidated balance sheet. The affiliate’s share of these pass-through costs did not have an impact on the Company’s consolidated statement of operations during the five months ended December 31, 2019.

9.	MEMBERS’ EQUITY

The Company issued 40,100 and 0 Class A and Class B membership units, respectively during the five months ended December 31, 2019. The ownership of Class A or Class B units entitle the holder to distributions of cash and property. In addition, each member holding Class A units is entitled to one vote per Class A unit on all matters voted on by the Company’s members and such Class A units vote together as a single class. Class B unit holders do not have any voting rights.

Members of the Company are only liable to make capital contributions and other payments to the Company pursuant to the Limited Liability Company (LLC) agreement. Such members are not personally liable for the obligations and losses incurred by the Company unless explicitly stated in the LLC agreement.

10.	REVENUES FROM CONTRACTS WITH CUSTOMERS

Roundtable Revenues
The Company accounts for a contract with a customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s primary source of revenue is derived from conducting unique executive meetings or roundtables that provide clients with ongoing, in-person access to other leading organizations, allowing key industry participants to collaborate over common challenges and actionable solutions. The standard roundtables package provide the clients with access to 2 to 3 in-person executive meetings per year, which are facilitated by leading industry professionals, online access to Vizor (an online platform where the Company shares its research with its clients), benchmarking reports, custom surveys and ongoing year-round support. Variations to the standard roundtables package are also available to customers, which can include customized reporting and analysis. The Company aggregates these services and deliverables into a single performance obligation because they are not distinct from each other in that they are interdependent and the overall value to the customer is maximized by having access to these services and deliverables.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

The transaction price is determined by reference to the amounts specified in the contract in the initial year and the invoice amount in subsequent years. While unit prices are generally fixed, the Company provides sales discounts to customers at the time of sale. These sales discounts are not generally incremental to the range of discounts typically given for services provided to similar customers and therefore, such sales discounts do not represent a material right. The Company records sales discounts in the period the related revenue is recognized.
The Company’s typical payment terms vary based on the customer, however, the period of time between invoicing and when payment is due is generally not significant. Amounts billed and due from customers are classified as accounts receivable, net of allowance for doubtful accounts, on the consolidated balance sheet. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component. In addition, the Company has also elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.
Revenues from roundtables are generally recognized over time as the customer simultaneously receives and consumes the benefit of the services as they are performed. As the performance obligation is consumed on a regular cadence throughout the annual contract period, revenue is recognized on a straight-line basis over the contract term. In this regard: a) There is no one primary deliverable that drives most of the contract value; b) The roundtables and benchmarking reports are generally provided evenly throughout the annual contract period. For example, benchmarking reports are often provided on a quarterly basis; c) The Company is standing ready to provide the custom surveys as requested throughout the annual contract period; and d) the customer has continuous access to the deliverables through the VIZOR platform.
Accounts Receivable

Amounts billed and due from customers are classified as accounts receivable, net of allowance for doubtful accounts, on the consolidated balance sheet. Accounts receivable acquired from the business combination discussed in Note 3 has a fair value of $1,391,000 as of the acquisition date of August 1, 2019. The accounts receivable outstanding as of December 31, 2019, net of allowance for doubtful accounts, amounts to $835,707.

Deferred Revenue

Deferred revenues are expected to be recognized as revenues during the twelve months ending December 31, 2020. Significant changes in the Company’s deferred revenue balance during the five months ended December 31, 2019 are as follows:

Deferred revenues assumed on August 1, 2019 through a business combination (Note 3)	$3,415,000
Estimated revenues recognized from deferred revenue assumed on August 1, 2019 through a business combination	(3,415,000)
Increase, excluding amounts recognized as revenues during the period	949,497
Balance, as of December 31, 2019	$949,497

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

Concentration of Credit Risks

The Company’s largest customer accounted for approximately 10% of revenues during the five months ended December 31, 2019. This customer also accounted for 8% of accounts receivable as of December 31, 2019. No other customer accounted for more than 5% of revenues during this period. There are two other customers who accounted for more than 5% of accounts receivable as of December 31, 2019. These two customers accounted for 22% and 8% of accounts receivable as of December 31, 2019.

11.	LEASES

Upon adoption of ASC Topic 842 on August 1, 2019, which coincides with the completion of the business combination discussed in Note 3 and the commencement of the Company’s operations, the Company recognized right-of-use assets from finance leases of $52,712 and from operating leases of $1,437,838 (including favorable leases acquired from the business combination of $546,776) and finance lease liabilities of $52,712 and operating lease liabilities of $891,062. The adoption of ASC Topic 842 did not have an impact on the Company’s consolidated statements of operations for the five months ended December 31, 2019.

ASC Topic 842 includes practical expedient and policy election choices. The Company elected the practical expedient transition package available in ASC Topic 842 and, as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. Additionally, the Company has elected not to separate the accounting for lease components and non-lease components, for all leased assets.
The Company did not elect the hindsight practical expedient, and therefore the Company did not reassess its historical conclusions with regards to whether renewal option periods should be included in the terms of its leases. Given the importance of the leased location to its operations, the Company historically concluded that it was reasonably assured of exercising all renewal periods included in its leases as failure to exercise such options would result in an economic penalty. The Company also did not elect the portfolio approach practical expedient, which permits applying the standard to a portfolio of leases with similar characteristics.
The Company enters into contracts to lease office space and equipment with terms that expire at various dates through 2023. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

The components of lease expense, which are included in general and administrative expenses in the consolidated statement of operations, during the five months ended December 31, 2019 and other lease disclosures are as follows:

Lease cost
Finance lease cost:
Amortization of right-of-use assets	$5,081
Interest on lease liabilities	1,700
Operating lease cost	240,744
Total lease cost	$247,525

Weighted average remaining lease term - finance lease (in months)	47
Weighted average discount rate - operating lease	8%

Weighted average remaining lease term - operating lease (in months)	27
Weighted average discount rate - operating lease	8%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,700
Operating cash flows from operating leases	$151,642
Financing cash flows from finance leases	$4,327

As of December 31, 2019, the maturities of the Company’s finance lease liabilities are as follows:

2020	$14,464
2021	14,464
2022	14,464
2023	13,155
Total lease payments	56,547
Less: imputed interest	8,162
Present value of finance lease liabilities	48,385
Less: current portion of finance lease liabilities	13,856
Finance lease liabilities, net of current portion	$34,529

As of December 31, 2019, the maturities of the Company's operating lease liabilities are as follows:

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

2020	$363,940
2021	381,550
2022	96,855
Total lease payments	842,345
Less: imputed interest	74,859
Present value of operating lease liabilities	767,486
Less: current portion of operating lease liabilities	361,530
Operating lease liabilities, net of current portion	$405,956

12.	INCOME TAXES

The Company’s net loss before income taxes, which is attributed to its domestic operations, amount to $189,437 during the five months ended December 31, 2019.

The Company’s income tax benefit for the five months ended December 31, 2019 does not have a current portion. The deferred portions of the income tax benefit during the five months ended December 31, 2019 are as follows:

Deferred:
Federal	$(252,436)
State and local	(83,359)
$(335,795)

During the five months ended December 31, 2019, the income tax benefit (expense) differed from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

	Income tax benefit (expense)	Rate
U.S. Federal income tax provision rate	$(281,492)	21.0%
State and local taxes, net of federal benefit	(65,854)	5.0
Permanent items	11,551	(1.0)
Total	$(335,795)	25.0%

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

Deferred tax assets:
Operating and finance lease liabilities	$200,491
Deferred revenue	248,038
NYC REAP credit carryforward	178,201
Net operating losses	1,080,270
Others	42,884
Total deferred tax assets	1,749,884

Deferred tax liabilities:
Intangibles	(6,935,578)
Operating and finance right of use assets	(320,049)
Total deferred tax liabilities	(7,255,627)
Net deferred tax liability	$(5,505,743)

The Company has a U.S federal net operating loss (“NOL”) carryforward of $4,135,000 that does not expire and state NOL carryforwards of $3,102,000 that begin to expire in 2029.
In evaluating the realizability of the deferred tax assets, the Company assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. The Company considers, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. The Company assessed that no valuation allowance should be placed on its deferred tax assets.
The Company believes all its tax positions are more-likely-than-not of being upheld upon examination based on all the technical merits. As such, the Company has not recorded a liability for unrecognized tax benefits.
The Company files income tax returns in the United States and in various state and local jurisdictions. The Company’s significant tax jurisdictions are the United States, New York State, and New York City. No jurisdictions are currently under audit by the IRS or state authorities.

13.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 25, 2020, the date the consolidated financial statements were available to be issued.

In January 2020, the World Health Organization has declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern”, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The coronavirus outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and its financial results.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2019

The preliminary allocation of the purchase consideration over the fair values of assets acquired and liabilities assumed from the business combination disclosed in Note 3, including the fair values assigned to goodwill and other intangible assets, are provisional in nature and have not been adjusted to reflect the impact of the coronavirus outbreak because the information necessary to adjust these provisional amounts, such as the Company’s prospective financial information that reflects the impact of the outbreak, are not available as of the date the consolidated financial statements were available to be issued.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2020.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 26, 2020
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer and President (Principal Executive Officer)	March 26, 2020
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 26, 2020
ARTHUR E. LEVINE

/s/ Mark D. Linsz	Director	March 26, 2020
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 26, 2020
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 26, 2020
ROBERT J. WOODY