Form 10-Q
period 2020-03-31
CNL Strategic Capital, LLC
filed 2020-05-14
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 13, 2020, the Company had 4,770,390 Class FA shares, 815,688 Class A shares, 413,918 Class T shares, 343,247 Class D shares, 1,145,414 Class I shares and 145,364 Class S shares outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $155,774,339 and $133,274,339, respectively)	$163,301,338	$144,195,000
Cash	28,914,536	20,954,005
Restricted cash	—	10,000,000
Receivable for shares sold	5,389,738	—
Deferred offering expenses	45,542	25,423
Net due from related parties (Note 5)	328,385	278,564
Prepaid expenses and other assets	39,687	90,631
Total assets	198,019,226	175,543,623
Liabilities
Accounts payable and other accrued expenses	493,383	325,449
Distributions payable	732,046	593,536
Payable for shares repurchased	1,942,166	223,738
Payable for investments purchased	118,009	118,009
Total liabilities	3,285,604	1,260,732
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,748,839 and 4,274,748 shares issued, respectively; 4,674,839 and 4,255,548 shares outstanding, respectively	4,675	4,255
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 796,817 and 669,442 shares issued, respectively; 794,274 and 669,141 shares outstanding, respectively	794	669
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 334,315 and 198,662 shares issued and outstanding, respectively	334	199
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 335,722 and 305,817 shares issued, respectively; 332,538 and 302,632 shares outstanding, respectively	333	303
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 1,124,594 and 938,296 shares issued, respectively; 1,101,367 and 928,848 shares outstanding, respectively	1,101	929
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 9,030 shares issued and outstanding as of March 31, 2020	9	—
Capital in excess of par value	188,638,014	164,349,125
Distributable earnings	6,088,362	9,927,411
Total Members’ Equity	$194,733,622	$174,282,891

Net assets, Class FA shares	$126,919,282	$117,637,467
Net assets, Class A shares	20,887,589	18,008,048
Net assets, Class T shares	8,813,664	5,366,259
Net assets, Class D shares	8,624,930	8,053,103
Net assets, Class I shares	29,242,887	25,218,014
Net assets, Class S shares	245,270	—
Total Members’ Equity	$194,733,622	$174,282,891
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Investment Income
Interest income	$2,109,291	$1,363,280
Dividend income	186,746	406,505
Total investment income	2,296,037	1,769,785
Operating Expenses
Organization and offering expenses	221,889	185,701
Base management fees	515,598	241,638
Professional services	332,758	227,515
Pursuit costs	6,949	—
Director fees and expenses	51,133	57,699
General and administrative expenses	8,854	28,056
Custodian and accounting fees	41,290	62,150
Insurance expense	52,873	45,945
Distribution and shareholder servicing fees	26,359	6,769
Total operating expenses	1,257,703	855,473
Expense support	(607,630)	(216,073)
Net expenses	650,073	639,400
Net investment income	1,645,964	1,130,385
Net change in unrealized (depreciation) appreciation on investments	(3,393,662)	281,000
Net (decrease) increase in net assets resulting from operations	$(1,747,698)	$1,411,385

Common shares per share information:
Net investment income	$0.24	$0.28
Net (decrease) increase in net assets resulting from operations	$(0.26)	$0.35
Weighted average number of common shares outstanding	6,782,358	3,984,004

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	1,645,964	1,645,964
Net change in unrealized depreciation on investments	—	—	—	(3,393,662)	(3,393,662)
Distributions to shareholders	—	—	—	(2,091,351)	(2,091,351)
Issuance of common shares through the Offerings	948,194	948	25,850,811	—	25,851,759
Issuance of common shares through distribution reinvestment plan	14,160	14	380,173	—	380,187
Repurchase of common shares pursuant to share repurchase program	(70,822)	(71)	(1,942,095)	—	(1,942,166)
Balance as of March 31, 2020	7,246,363	$7,246	$188,638,014	$6,088,362	$194,733,622

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810
Net investment income	—	—	—	1,130,385	1,130,385
Net change in unrealized appreciation on investments	—	—	—	281,000	281,000
Distributions to shareholders	—	—	—	(1,235,971)	(1,235,971)
Issuance of common shares through the Offerings	399,472	400	10,572,654	—	10,573,054
Issuance of common shares through distribution reinvestment plan	3,841	4	101,200	—	101,204
Balance as of March 31, 2019	4,265,828	$4,266	$107,903,071	$5,772,145	$113,679,482

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(1,747,698)	$1,411,385
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(22,500,000)	—
Net change in unrealized depreciation (appreciation) on investments	3,393,662	(281,000)
Amortization of deferred offering expenses	28,143	14,434
Amortization of deferred financing costs	3,603	—
Increase in net due from related parties	(49,821)	(755,337)
Increase in accounts payable and other accrued expenses	167,934	97,268
Increase in deferred offering expenses	(48,262)	—
Decrease in prepaid expenses and other assets	47,341	37,788
Net cash (used in) provided by operating activities	(20,705,098)	524,538
Financing Activities:
Proceeds from issuance of common shares	20,462,021	10,573,054
Shares repurchased	(223,738)	—
Distributions paid, net of distributions reinvested	(1,572,654)	(1,070,463)
Net cash provided by financing activities	18,665,629	9,502,591
Net (decrease) increase in cash and restricted cash	(2,039,469)	10,027,129
Cash and restricted cash, beginning of period	30,954,005	21,667,867
Cash and restricted cash, end of period	$28,914,536	$31,694,996
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$380,187	$101,204
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$732,046	$422,490
Offering costs	$75,105	$77,516
Payable for shares repurchased	$1,942,166	$—

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2020
(UNAUDITED)

Company (1)		Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–9.1%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien						$17,700,000	$17,700,000

Senior Secured Note – Second Lien–18.5%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Blue Ridge ESOP Associates		Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.		Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC		Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes - Second Lien						$35,942,454	$35,942,454

Total Senior Secured Notes						$53,642,454	$53,642,454

Equity–56.3%
Auriemma U.S. Roundtables	(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$31,000,000
Blue Ridge ESOP Associates		Business Services			9,859	9,859,156	9,859,156
Lawn Doctor, Inc.	(2)	Commercial and Professional Services			7,746	30,475,551	40,284,000
Milton Industries Inc.		Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	15,598,788	14,703,000
Resolution Economics, LLC		Business Services			7,166	7,165,993	7,165,993
Total Equity						$102,131,885	$109,658,884

TOTAL INVESTMENTS–83.9%	(3)					$155,774,339	$163,301,338
OTHER ASSETS IN EXCESS OF LIABILITIES–16.1%							31,432,284
NET ASSETS–100.0%							$194,733,622
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of March 31, 2020, the Company owned a controlling interest in this portfolio company.

(3)
As of March 31, 2020, the aggregate gross and net unrealized appreciation for all securities in which there was an excess of value over tax cost was approximately $10.4 million and $9.1 million, respectively. The aggregate cost of securities for federal income tax purposes was approximately $154.2 million.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2019

Company (1)		Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–10.1%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.		Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien						17,700,000	17,700,000

Senior Secured Note – Second Lien–17.5%
Auriemma U.S. Roundtables		Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Lawn Doctor, Inc.		Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.		Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Total Senior Secured Notes - Second Lien						$30,467,603	$30,467,603

Total Senior Secured Notes						$48,167,603	$48,167,603

Equity–55.1%
Auriemma U.S. Roundtables	(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor, Inc.	(2)	Commercial and Professional Services			7,746	30,475,551	41,395,000
Milton Industries Inc.		Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.	(2)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity						$85,106,736	$96,027,397

TOTAL INVESTMENTS–82.7%	(3)					$133,274,339	$144,195,000
OTHER ASSETS IN EXCESS OF LIABILITIES–17.3%							30,087,891
NET ASSETS–100.0%							$174,282,891
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of December 31, 2019, the Company owned a controlling interest in this portfolio company.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. The Company commenced operations on February 7, 2018. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”) and sub-managed by Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”). The Manager is responsible for the overall management of the Company’s activities and the Sub-Manager is responsible for the day-to-day management of the Company’s assets. Each of the Manager and the Sub-Manager are registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Company conducts and intends to continue its operations so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company intends to acquire and grow durable, middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. The Company targets businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who seek a meaningful ownership stake in the company. The Company’s investments are typically structured as controlling equity interests in combination with debt positions. In doing so, the Company seeks to provide long-term capital appreciation with current income, while protecting invested capital. The Company seeks to structure its investments with limited, if any, third-party senior leverage.
In addition and to a lesser extent, the Company may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. The Company expects that these positions will comprise a minority of its total assets.
The Company is currently offering and selling shares of its limited liability company interests (the “Public Offering”) pursuant to a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). Through its Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”). In January 2020, the Company’s board of directors approved an extension of the Public Offering until March 7, 2021. Subject to requirements under the Securities Act of 1933, as amended (the “Securities Act”) and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Public Offering until March 7, 2021. However, the Company reserves the right to further extend the outside date of the Public Offering or terminate the Public Offering at any time in its sole discretion.
In April and June 2019, the Company launched separate Class FA private offerings of up to $50.0 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering”, respectively; collectively, the “Class FA Private Offerings”) pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Class FA Private Offering closed in December 2019 and the Follow-On Class FA Private Offering closed in March 2020.
In January 2020, the Company’s board of directors authorized the designation of Class S shares of the Company’s common stock (“Class S shares” and together with Class FA shares, “Founder shares”), and approved a private offering of Class S shares (the “Class S Private Offering”, and together with the Class FA Private Offerings and the Public Offering, the “Offerings”) of up to a maximum of $50.0 million in Class S shares. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company intends to conduct the Class S Private Offering until the earlier of (i) the date the Company has sold the maximum amount of the Class S Private Offering or (ii) six full months from the commencement of the Class S Private Offering. However, the Company reserves the right to extend the outside date of the Class S Private Offering in its sole discretion but in no event longer than an additional three full months.
See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” for additional information related to the Offerings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

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
Risks and Uncertainties
The recent outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.
The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product.
COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19, and (vi) the negative impact on its portfolio companies.
Cash
Cash consists of demand deposits at commercial banks. Cash is carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
Restricted Cash
The Company’s restricted cash as of December 31, 2019 consisted of escrowed funds held with an affiliate of the Sub-Manager for investment purposes. The Company had no restricted cash as of March 31, 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Use of Estimates
Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statement in conformity with generally accepted accounting principles. The uncertainty surrounding the COVID-19 pandemic may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and actual results could differ from those estimates.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020

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
The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due principal and interest amounts are paid and, in management’s judgment, are likely to remain current. Since inception, the Company has not experienced any past due payments on any of its loans.
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Since inception, all distributions have been classified as dividend income.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Distribution and Shareholder Servicing Fees
Under the Public Offering, the Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in its condensed statements of operations as they are incurred.
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
Distributions
The Company’s board of directors has declared and intends to continue to declare distributions based on monthly record dates and such distributions are expected to be paid on a monthly basis one month in arrears. Distributions are made on all classes of the Company’s shares at the same time.
The Company has adopted a distribution reinvestment plan that provides for reinvestment of distributions on behalf of shareholders. Non-founder shareholders participating in the distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable at a price per share equivalent to the then current public offering price, net of up-front selling commissions and dealer manager fees. Cash distributions paid on Class FA shares participating in the distribution reinvestment plan are reinvested in additional Class A shares.
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
The Company has analyzed its tax positions taken on its income tax returns for all open tax years (tax years ended December 31, 2019 and 2018), and has concluded that no provision for income tax is required in the Company’s financial statements. During each of the three months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

3. Investments
During the three months ended March 31, 2020, the Company co-invested in two additional portfolio companies, Resolution Economics, LLC (“Resolution Economics”) and Blue Ridge ESOP Associates (“Blue Ridge”), for approximately $22.5 million in aggregate.
As of March 31, 2020 and December 31, 2019, the Company’s investment portfolio is summarized as follows:

	As of March 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	10.8%	9.1%
Senior secured debt - second lien	35,942,454	35,942,454	22.0	18.5
Total senior debt	53,642,454	53,642,454	32.8	27.6
Equity	102,131,885	109,658,884	67.2	56.3
Total investments	$155,774,339	$163,301,338	100.0%	83.9%

	As of December 31, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	12.3%	10.1%
Senior secured debt - second lien	30,467,603	30,467,603	21.1	17.5
Total senior debt	48,167,603	48,167,603	33.4	27.6
Equity	85,106,736	96,027,397	66.6	55.1
Total investments	$133,274,339	$144,195,000	100.0%	82.7%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.5% and have weighted average remaining years to maturity of 4.1 years as of March 31, 2020. The note purchase agreements contain customary covenants and events of default. As of March 31, 2020, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of March 31, 2020 and December 31, 2019, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2020 and December 31, 2019 were as follows:

Industry	March 31, 2020	December 31, 2019
Commercial and Professional Services	34.0%	39.2%
Information Services and Advisory Solutions	27.6	32.2
Hobby Goods and Supplies	18.6	21.7
Business Services	13.7	—
Manufacturing	6.1	6.9
Total	100.0%	100.0%

Geographic Dispersion(1)	March 31, 2020	December 31, 2019
United States	100.0%	100.0%
Total	100.0%	100.0%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at March 31, 2020 and December 31, 2019 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the three months ended March 31, 2020 and 2019, and summarized balance sheet data as of March 31, 2020 (unaudited) and December 31, 2019, as applicable:
Lawn Doctor, Inc. (“Lawn Doctor”)
As of March 31, 2020 and December 31, 2019, the Company owned approximately 62% of the outstanding equity in Lawn Doctor on an undiluted basis.
Summarized Operating Data (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$6,723,173	$6,451,501
Expenses	(7,082,077)	(6,690,735)
Loss before taxes	(358,904)	(239,234)
Income tax benefit	111,500	63,588
Consolidated net loss	(247,404)	(175,646)
Net loss attributable to non-controlling interest	71,310	36,635
Net loss attributable to Lawn Doctor	$(176,094)	$(139,011)
Summarized Balance Sheet Data

	March 31, 2020 (Unaudited)	December 31, 2019
Current assets	$10,176,387	$5,679,790
Non-current assets	94,167,915	96,327,351
Current liabilities	4,943,885	5,208,665
Non-current liabilities	56,006,676	52,854,284
Non-controlling interest	(250,435)	(179,125)
Stockholders’ equity	43,644,176	44,123,317
Polyform Products, Co. (“Polyform”)
As of March 31, 2020 and December 31, 2019, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
Summarized Operating Data (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$4,075,089	$4,405,864
Expenses	(4,207,185)	(4,397,038)
(Loss) income before income taxes	(132,096)	8,826
Income tax benefit (expense)	37,000	(3,000)
Net (loss) income	$(95,096)	$5,826

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Summarized Balance Sheet Data

	March 31, 2020 (Unaudited)	December 31, 2019
Current assets	$7,318,843	$5,917,238
Non-current assets	31,120,055	31,474,762
Current liabilities	2,676,525	1,484,148
Non-current liabilities	21,040,935	21,123,045
Stockholders’ equity	14,721,438	14,784,807
Auriemma U.S. Roundtables (“Roundtables”)
As of March 31, 2020 and December 31, 2019, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
Summarized Operating Data (Unaudited) (1)

Three Months Ended March 31, 2020
Revenues	$2,691,899
Expenses	(3,386,663)
Loss before income taxes	(694,764)
Income tax benefit	176,758
Net loss	$(518,006)
Summarized Balance Sheet Data

	March 31, 2020 (Unaudited)	December 31, 2019
Current assets	$8,912,619	$2,495,539
Non-current assets	60,733,542	61,232,699
Current liabilities	10,299,339	3,686,652
Non-current liabilities	20,769,470	20,946,228
Stockholders’ equity	38,577,352	39,095,358
 FOOTNOTE:

(1)	The Company acquired Roundtables on August 1, 2019.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$53,642,454	$53,642,454	$—	$—	$48,167,603	$48,167,603
Equity	—	—	109,658,884	109,658,884	—	—	96,027,397	96,027,397
Total investments	$—	$—	$163,301,338	$163,301,338	$—	$—	$144,195,000	$144,195,000

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$51,001,610	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.6%) 7.5x – 15.3x (12.2x) 7.8x – 14.5x (12.1x)	Decrease Increase Increase
	2,640,844	Transaction Precedent	Transaction Price	N/A	N/A
Equity	99,799,728	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.6%) 7.5x – 15.3x (12.2x) 7.8x – 14.5x (12.1x)	Decrease Increase Increase
	9,859,156	Transaction Precedent	Transaction Price	N/A	N/A
Total	$163,301,338

December 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	44,814,338	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	3,353,265	Transaction Precedent	Transaction Price	N/A	N/A
Equity	89,380,662	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	6,646,735	Transaction Precedent	Transaction Price	N/A	N/A
Total	$144,195,000
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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020

company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.
Due to the significant market dislocation in March 2020 caused by the COVID-19 pandemic, the fair values of the Company’s portfolio companies were impacted by a combination of variability in EBITDA, decreases in public market multiples and increases in the risk premium in discount rates used to value the portfolio companies. As a result, during the three months ended March 31, 2020, the Company recognized unrealized depreciation of approximately $3.4 million on its equity investments in Lawn Doctor, Polyform and Roundtables. The fair values of the Company’s investments may be further negatively impacted after March 31, 2020 by the COVID-19 pandemic or by circumstances and events that are not yet known.
The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	5,474,851	17,025,149	22,500,000
Net change in unrealized depreciation (1)	—	(3,393,662)	(3,393,662)
Fair value balance as of March 31, 2020	$53,642,454	$109,658,884	$163,301,338
Change in net unrealized depreciation in investments held as of March 31, 2020 (1)	$—	$(3,393,662)	$(3,393,662)

	Three Months Ended March 31, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Net change in unrealized appreciation (1)	—	281,000	281,000
Fair value balance as of March 31, 2019	$30,700,000	$52,081,000	$82,781,000
Change in net unrealized appreciation in investments held as of March 31, 2019 (1)	$—	$281,000	$281,000
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation (depreciation) on investments in the condensed consolidated statements of operations.

5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
Dealer Manager/Placement Agent
Commissions — Under the Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offering and the “Placement Agent” in connection with the Class FA Private Offerings and Class S Private Offering), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a selling commission of up to 5.50% of the sale price for each Class FA share sold. There was no selling commission for the sale of Class FA shares in the Class FA Private Offering. Under the Class S Private Offering, the Company pays the Placement Agent a selling commission of up to 2.00% of the sale price for each Class S shares sold. The Managing Dealer/Placement Agent may reallow all or a portion of the selling commissions to participating broker-dealers.
Dealer Manager Fee/Placement Agent — Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a placement agent fee of up to 3.00% of the price of each Class FA share sold. There was no placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. Under the Class S Private Offering, the

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Company pays the Placement Agent a placement fee of up to 1.5% of the price of each Class S share sold. The Managing Dealer/Placement Agent may reallow all or a portion of such dealer manager/placement agent fees to participating broker-dealers.
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Class FA Private Offerings and the Class S Private Offering (collectively, the “Private Offerings”), and (B) 1.5% of the cumulative gross proceeds from the Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.2 million in organization and offering costs based on actual amounts raised through the Offerings during each of the three months ended March 31, 2020 and 2019. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.5 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of March 31, 2020. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Private Offerings to the extent such costs are within the 1.5% and 1.0% limitations, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $0.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company did not incur total return incentive fees during the three months ended March 31, 2020 and 2019.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

•
For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ending December 31, 2019, the High Water Marks were $26.65 for Class FA shares, $26.44 for Class A shares, $26.54 for Class T shares, $26.23 for Class D shares and $26.55 for Class I shares. For the year ending December 31, 2020, the High Water Marks will be $27.64 for Class FA shares, $26.91 for Class A shares, $27.01 for Class T shares, $26.61 for Class D shares, $27.15 for Class I shares and $27.64 for Class S shares.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $0.6 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of March 31, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. As of March 31, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of March 31, 2020 and March 31, 2019, respectively, and received distributions from the Company of approximately $0.2 million during each of the three months ended March 31, 2020 and 2019.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

Related party fees and expenses incurred for the three months ended March 31, 2020 and 2019 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2020	2019
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$332,914	$285,677
	Dealer Manager / Placement Agent Fees	195,796	138,634
	Distribution and shareholder servicing fees	26,359	6,769
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	242,008	171,267
	Base management fees (1)	515,598	241,638
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(607,630)	(216,073)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	19,839	11,864
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs (1)(3)	6,949	—
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

(2)
Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

(3)	Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Due from related parties:
Expense Support	$607,630	$1,372,020
Total due from related parties	607,630	1,372,020
Due to related parties:
Organization and offering expenses	(75,105)	(56,888)
Base management fees	(182,980)	(165,338)
Total return incentive fee	—	(847,863)
Reimbursement of third-party operating expenses and pursuit costs	(11,170)	(16,677)
Distribution and shareholder servicing fees	(9,990)	(6,690)
Total due to related parties	(279,245)	(1,093,456)
Net due from related parties	$328,385	$278,564
Other Related Party Transactions
As of December 31, 2019, an affiliate of the Sub-Manager held $10.0 million of the Company’s funds in escrow for purposes of acquiring new equity and debt investments in January 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

6. Distributions
The following table reflects the total distributions declared during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
Distribution Period(5)	Distributions Declared (1)(2)	Distributions Reinvested (3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (1)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$2,091,351	$419,855	$1,671,496	1,235,971	121,011	1,114,960
FOOTNOTES:

(1)
The Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I
January 1, 2019 - March 31, 2019 (3 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167
January 1, 2020 - March 31, 2020 (3 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167

(2)
The Company’s board of directors also declared monthly distributions of $0.104167 per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020 and therefore no distributions were declared for this class.

(3)
Includes distributions reinvested in April 2020 of $153,758 related to distributions declared based on record dates in March 2020 and excludes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019.

(4)
Includes distributions reinvested in April 2019 of $46,596 related to distributions declared based on record dates in March 2019 and excluded distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(5)	Distributions declared are paid and reinvested monthly in arrears.
The sources of declared distributions on a GAAP basis were as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$1,645,964	78.7%	$1,130,385	91.5%
Distributions in excess of net investment income(2)	445,387	21.3%	105,586	8.5%
Total distributions declared	$2,091,351	100.0%	$1,235,971	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $607,630 and $216,073 for the three months ended March 31, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the periods presented.
In March 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 29, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

7. Capital Transactions
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2020, the Public Offering price was $29.23 per Class A share, $28.16 per Class T share, $26.40 per Class D share and $26.99 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager / placement agent fees by share class.
The Company is also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Public Offering.
Class FA Private Offerings
In April and June 2019, the Company launched separate Class FA Private Offerings of up to $50.0 million each of Class FA shares pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. Under the Follow-On Class FA Private Offering the Company paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver may apply. There was no selling commission or placement fee on the sale of Class FA shares sold in the Class FA Private Offering. The Class FA Private Offering closed in December 2019 and the Follow-On Class FA Private Offering closed in March 2020.
Class S Private Offering
In January 2020, the Company’s board of directors authorized the designation of Class S shares and the Company commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to its Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Class S Private Offering until the earlier of: (i) the date it has sold the maximum offering amount of the Class S Private Offering or (ii) six (6) full months from the commencement of the Class S Private Offering. However, the Company reserves the right to extend the outside date of the Class S Private Offering in its sole discretion but in no event longer than an additional three (3) full months. The Company may suspend or terminate the Class S Private Offering at any time in its sole discretion.
In conjunction with the launch of the Class S Private Offering, in January 2020 the Company’s board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
As of March 31, 2020, the purchase price for each Class S share in the Class S Private Offering was $28.56 per share.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2020 and 2019:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Three Months Ended March 31, 2020
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load (2)(3)	Net Proceeds to Company(5)	Shares	Proceeds to Company	Shares	Net Proceeds to Company(5)	Average Net Proceeds per Share
Class FA	474,091	$13,209,000	$(117,975)	$13,091,025	—	$—	474,091	$13,091,025	$27.61
Class A	120,775	3,461,287	(224,005)	3,237,282	6,600	176,976	127,375	3,414,258	26.80
Class T	134,641	3,802,228	(180,606)	3,621,622	1,012	27,216	135,653	3,648,838	26.90
Class D	27,873	738,000	—	738,000	2,033	53,846	29,906	791,846	26.48
Class I	181,784	4,914,955	—	4,914,955	4,515	122,149	186,299	5,037,104	27.04
Class S	9,030	255,000	(6,125)	248,875	—	—	9,030	248,875	27.56
	948,194	$26,380,470	$(528,711)	$25,851,759	14,160	$380,187	962,354	$26,231,946	$27.26

	Three Months Ended March 31, 2019
	Proceeds from Offerings				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	177,162	5,072,865	(392,249)	4,680,616	1,769	46,687	178,931	4,727,303	26.42
Class T	24,231	675,000	(32,062)	642,938	56	1,488	24,287	644,426	26.53
Class D	13,749	360,000	—	360,000	1,226	32,096	14,975	392,096	26.18
Class I	184,330	4,889,500	—	4,889,500	790	20,933	185,120	4,910,433	26.53
	399,472	$10,997,365	$(424,311)	$10,573,054	3,841	$101,204	403,313	$10,674,258	$26.47

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in April 2020 related to the payment of distributions declared in March 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.

(2)
The Company incurred selling commissions and placement agent fees on the sale of Class FA shares sold in the Follow-On Class FA Private Offering and on the sale of Class S shares sold in the Class S Private Offering. The Company also incurred selling commissions and dealer manager fees on the sale of Class A and Class T shares sold in the Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager/placement agent fees.

(3)	The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million Class FA shares sold in the Class FA Private Offering.

(4)
Amounts exclude distributions reinvested in April 2019 related to the payment of distributions declared in March 2019 and include distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

(5)
Approximately $5.4 million of net proceeds for shares sold and issued on March 31, 2020 was received in cash in April 2020. The proceeds are recorded in receivable for shares sold in the condensed consolidated statement of assets and liabilities as of March 31, 2020.

Share Repurchase Program
On March 29, 2019, the Company’s board of directors approved and adopted a Share Repurchase Program. The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company will limit the number of shares to be repurchased during any calendar quarter to the number of shares the Company

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the three months ended March 31, 2020, the Company received requests for the repurchase of approximately $1.9 million of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the fourth quarter of 2019 by approximately $1.6 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the three months ended March 31, 2020:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	54,800	$1,510,288	$27.56
Class A	2,242	59,969	26.75
Class I	13,780	371,909	26.99
March 31, 2020 Total	70,822	$1,942,166	$27.42
As of March 31, 2020, the Company had a payable for shares repurchased of approximately $1.9 million. There were no shares repurchased during the three months ended March 31, 2019.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “Line of Credit”). The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. The Company is required to pay a fee of 0.4% of each borrowing with a maximum fee of $80,000 over the 364 day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate of 30-day LIBOR plus an applicable spread of 2.75%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the Loan Agreement, in June 2019, the Company entered into an assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance.
The Company had not borrowed any amounts under the Line of Credit as of March 31, 2020.

9. Concentrations of Risk
As of and for the three months ended March 31, 2020 and 2019, the Company had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2020

10. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offering.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2020, the Company was not involved in any legal proceedings.

11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss), before expense support(2)	0.20	0.07	(0.12)	0.08	0.08	(0.39)
Expense support(2)(3)	0.09	0.09	0.16	—	0.10	0.39
Net investment income(2)	0.29	0.16	0.04	0.08	0.18	—
Net realized and unrealized losses(2)(4)	(0.47)	(0.46)	(0.44)	(0.47)	(0.47)	(0.40)
Net decrease resulting from investment operations	(0.18)	(0.30)	(0.40)	(0.39)	(0.29)	(0.40)
Distributions to shareholders(5)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	—
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	—
Net Asset Value, End of Period	$27.15	$26.30	$26.36	$25.94	$26.55	$27.16

Net assets, end of period	$126,919,282	$20,887,589	$8,813,664	$8,624,930	$29,242,887	$245,270
Average net assets(6)	$124,272,563	$19,219,301	$6,597,543	$8,292,032	$27,011,432	$245,270
Shares outstanding, end of period	4,674,839	794,274	334,315	332,538	1,101,367	9,030
Distributions declared	$1,407,473	$223,612	$60,942	$88,027	$311,297	$—
Total investment return based on net asset value(7)	(0.69)%	(1.11)%	(1.49)%	(1.47)%	(1.07)%	(1.45)%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before expense support	0.47%	1.01%	1.89%	0.98%	0.98%	1.91%
Total operating expenses after expense support	0.15%	0.67%	1.28%	0.98%	0.60%	0.46%
Net investment income	1.06%	0.61%	0.16%	0.29%	0.67%	—%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Three Months Ended March 31, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss) before expense support(2)	0.27	(0.02)	(0.04)	0.15	0.05
Expense support(2)(3)	0.04	0.19	0.17	—	0.17
Net investment income(2)	0.31	0.17	0.13	0.15	0.22
Net realized and unrealized gains(2)(4)	0.07	0.09	0.08	0.07	0.08
Net increase resulting from investment operations	0.38	0.26	0.21	0.22	0.30
Distributions to shareholders(5)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)
Net Asset Value, End of Period	$26.72	$26.39	$26.50	$26.17	$26.54

Net assets, end of period	$89,259,528	$9,799,809	$1,477,301	$3,607,349	$11,535,495
Average net assets(6)	$87,050,883	$6,468,700	$1,072,524	$3,387,992	$8,027,629
Shares outstanding, end of period	3,266,260	371,319	55,739	137,864	434,646
Distributions declared	$1,020,708	$75,454	$10,024	$36,428	$93,357
Total investment return based on net asset value(7)	1.42%	1.00%	0.79%	0.85%	1.15%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before expense support	0.59%	2.17%	2.13%	1.12%	1.80%
Total operating expenses after expense support	0.46%	1.46%	1.50%	1.12%	1.18%
Net investment income	1.15%	0.63%	0.48%	0.58%	0.83%
FOOTNOTES:

(1)
The net asset value as of the beginning of the period is based on the net asset value as of December 31, 2019 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The first investors for Class S shares purchased their shares in March 2020.

(2)	The per share amounts presented are based on weighted average shares outstanding.

(3)	Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020

12. Subsequent Events
Distributions
In April 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 28, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2020, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering and Class S Private Offering. The new offering prices are effective as of April 28, 2020. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering and Class S Private Offering:

	Class A	Class T	Class D	Class I	Class S
Effective April 28, 2020:
Offering Price, Per Share	$28.74	$27.67	$25.94	$26.55	$28.15
Selling Commissions, Per Share	1.72	0.83	—	—	0.57
Placement Agent / Dealer Manager Fees, Per Share	0.72	0.48	—	—	0.42
Capital Transactions
During the period April 1, 2020 through May 13, 2020, the Company received additional net proceeds from its Offerings and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	95,551	$2,644,000	$(49,985)	$2,594,015	—	$—	95,551	$2,594,015	$27.15
Class A	17,080	482,000	(32,825)	449,175	4,333	114,601	21,413	563,776	26.33
Class T	78,505	2,172,235	(103,181)	2,069,054	1,098	29,188	79,603	2,098,242	26.36
Class D	9,258	240,160	—	240,160	1,452	37,988	10,710	278,148	25.97
Class I	40,490	1,075,000	—	1,075,000	3,557	95,192	44,047	1,170,192	26.57
Class S	136,334	3,819,500	(116,112)	3,703,388	—	—	136,334	3,703,388	27.16
	377,218	$10,432,895	$(302,103)	$10,130,792	10,440	$276,969	387,658	$10,407,761	$26.85
COVID-19
Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its portfolio companies. The impact of the COVID-19 pandemic on the U.S. and global economies generally, and the extent to which the COVID-19 pandemic impacts the Company in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated balance sheets have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the three months ended March 31, 2020 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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

•
events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, pandemics such as the novel coronavirus (“COVID-19”) pandemic or threatened or actual armed conflicts;

•
the use, adequacy and availability of proceeds from our current public offering, financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;

•	the timing of cash flows, if any, from our businesses and other assets;

•	the ability of the Manager and the Sub-Manager to locate suitable acquisition opportunities for us and to manage and operate our businesses and other assets;

•	the ability of the Manager, the Sub-Manager and their respective affiliates to attract and retain highly talented professionals;

•	the ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;

•	the lack of a public trading market for our shares;

•	the ability to make and the amount and timing of anticipated future distributions;

•	estimated net asset value per share of our shares;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;

•	the degree and nature of our competition; or

•	the effect of changes to government regulations, accounting rules or tax legislation.
In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our customers, and in particular our personnel, its impact on the employment rate and the economy, the extent and impact of governmental responses, and the impact of operational changes we or our businesses may implement in response to the pandemic.
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K, this Quarterly Report and our subsequent quarterly reports on Form 10-Q. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's (and its portfolio companies) financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter.
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
We intend to acquire and grow durable, middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. We target businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who seek a meaningful ownership stake in the company.  Our investments are typically structured as controlling equity interests in combination with debt positions. In doing so, we seek to provide long-term capital appreciation with current income, while protecting invested capital.  We expect this to produce attractive risk-adjusted returns over a long time horizon.  We seek to structure our investments with limited, if any, third-party senior leverage.
In addition and to a lesser extent, we may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market as well as minority equity interests and debt positions via co-investments with other funds managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of our total assets.
We were formed as a Delaware limited liability company on August 9, 2016 and we operate and intend to continue to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018.

Our Common Shares Offerings
Public Offering
We are currently offering through the Public Offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best efforts, but is not required to sell any specific amount of shares. We are offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to our distribution reinvestment plan).

We are also offering, in any combination, up to $100,000,000 of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to our distribution reinvestment plan.
In January 2020, the Company’s board of directors approved an extension of the Public Offering until March 7, 2021. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Public Offering until March 7, 2021. However, we reserve the right to further extend the outside date of the Public Offering or terminate the Public Offering at any time in our sole discretion.
Since the Public Offering became effective in March 2018 through March 31, 2020, we have received net proceeds from the Public Offering of approximately $68.9 million, including approximately $1.3 million received through our distribution reinvestment plan. As of March 31, 2020, the Public Offering price was $29.23 per Class A share, $28.16 per Class T share, $26.40 per Class D share and $26.99 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through March 31, 2020, we have incurred selling commissions and dealer manager fees of approximately $2.1 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through March 31, 2020 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $1.0 million based on actual amounts raised through the Public Offering since the Public Offering became effective through March 31, 2020. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In April 2020, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of April 28, 2020. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective April 28, 2020:
Public Offering Price, Per Share	$28.74	$27.67	$25.94	$26.55
Selling Commissions, Per Share	1.72	0.83	—	—
Dealer Manager Fees, Per Share	0.72	0.48	—	—
Class FA Private Offerings
In April and June 2019, we launched separate Class FA Private Offerings of up to $50.0 million each of Class FA shares pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with the Placement Agent, an affiliate of the Manager. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. Under the Follow-On Class FA Private Offering we paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold, except as a reduction or sales load waiver may apply. The Class FA Private Offering closed in December 2019 and the Follow-On Class FA Private Offering closed in March 2020.
Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares and we commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Class S Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Class S Private Offering or (ii) six full months from the commencement of the Class S Private Offering. However, we reserve the right to extend the outside date of the Class S Private Offering in our sole discretion but in no event longer than an additional three full months. We may suspend or terminate the Class S Private Offering at any time in our sole discretion.
In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.

In April 2020, our board of directors approved a per share offering price of $28.15 for the Class S shares in the Class S Private Offering.
Portfolio and Investment Activity
As of December 31, 2019, we had invested approximately $133.3 million in four portfolio companies. During the three months ended March 31, 2020, we invested approximately $22.5 million in two additional portfolio companies.
As of March 31, 2020, we had invested in six portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company since we commenced operations (in millions):

		As of March 31, 2020
		Equity Investments		Debt Investments (1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	62%	$30.5	Senior Secured - Second Lien	16%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8	11/13/2020	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15	11/21/2025	3.4	10.0
Resolution Economics	1/2/2020	8	7.2	Senior Secured - Second Lien	15	1/2/2026	2.8	10.0
Blue Ridge	3/24/2020	18	9.9	Senior Secured - Second Lien	15	3/24/2026	2.6	12.5
			$102.2				$53.6	$155.8
FOOTNOTES:

(1)	The note purchase agreements contain customary covenants and events of default. As of March 31, 2020, all of our portfolio companies were in compliance with their respective debt covenants.

(2)	See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2020.
Our Portfolio Companies
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
Roundtables is an information services and advisory solutions business to the consumer finance industry. Prior to this transaction, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, banking, wealth management and other lending) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry.
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of more than 30 years among its top ten customers.

Resolution Economics is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters.
Blue Ridge is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software.
Concentrations of Risk
As of and for the three months ended March 31, 2020 and 2019, we had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders.
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
We present Adjusted EBITDA as a supplemental measure of the performance of our portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the three months ended March 31, 2019. We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our portfolio companies. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
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
Summarized Net Income to Adjusted EBITDA Reconciliations
Lawn Doctor

	Three Months Ended March 31,
	2020	2019
Net loss attributable to Lawn Doctor (GAAP)	$(176,094)	$(139,011)
Interest and debt related expenses	1,057,036	1,089,334
Depreciation and amortization	622,894	629,674
Income tax benefit	(111,500)	(63,588)
Adjusted EBITDA (non-GAAP)	$1,392,336	$1,516,409

Polyform

	Three Months Ended March 31,
	2020	2019
Net (loss) income (GAAP)	$(95,096)	$5,826
Interest and debt related expenses	729,945	720,145
Depreciation and amortization	418,292	411,444
Income tax (benefit) expense	(37,000)	3,000
Adjusted EBITDA (non-GAAP)	$1,016,141	$1,140,415
Roundtables (1)

Three Months Ended March 31, 2020
Net loss (GAAP)	$(518,006)
Interest and debt related expenses	648,022
Depreciation	375,162
Income tax benefit	(176,758)
Adjusted EBITDA (non-GAAP)	$328,420
 FOOTNOTE:

(1)	We acquired Roundtables on August 1, 2019.

Factors Impacting Our Operating Results
We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. We will be dependent upon the earnings of and cash flow from the businesses that we acquire to meet our corporate overhead and management fee expenses and to make distributions. These earnings and cash flows, net of any minority interests in these businesses, will be available:

•	first, to meet our management fees and corporate overhead expenses; and

•	second, to fund business operations and distributions by us to shareholders.
COVID-19
The Company and the operations of its portfolio companies could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19, which continues to spread throughout the United States and globally. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The Manager, the Sub-Manager and our businesses could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020.

We are working with management at each of our portfolio companies to prepare cost reduction plans, and to the extent appropriate begin executing such plans, to reduce or defer controllable costs, such as labor costs, marketing spend and capital expenditures. Additionally, our portfolio companies are proactively managing working capital and drawing on revolving credit facilities as applicable. Some of our portfolio companies have experienced and expect to continue to experience reductions in customer demand. We expect that the government measures taken to address the spread of the virus, the reductions in production at certain facilities, and the closure of many brick and mortar retail businesses will more meaningfully impact the operations of some of our portfolio companies in future periods. The ultimate extent of the impact of the COVID-19 pandemic on the financial performance of our business (including our portfolio companies) will depend on future developments, including the duration and spread of the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted.
Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed into law, the CARES Act, an approximately $2 trillion stimulus package responding to the economic harms of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. It is currently unclear how or if the CARES Act or any future legislation would impact or benefit us, but we continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our businesses), results of operations, financial condition and liquidity. See Item 1A “Risk Factors” in Part II of this Form 10-Q for the quarter ended March 31, 2020 for additional information regarding the risks of COVID-19.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the COVID-19 pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. See “Results of Operations – Net Change in Unrealized (Depreciation) Appreciation” below for additional information regarding the impact of COVID-19 on the fair market values of our assets during the three months ended March 31, 2020. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make additional investments in our portfolio companies, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:

•	the net proceeds from the Offerings;

•	distributions and interest earned from our assets;

•	expense support; and

•	proceeds from sales of assets and principal repayments from our assets.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current COVID-19 pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.
While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of March 31, 2020 and December 31, 2019, we had approximately $28.9 million and $31.0 million, respectively, of cash and restricted cash.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $20.5 million and $10.6 million in net proceeds during the three months ended March 31, 2020 and 2019, respectively, from the Offerings, which excludes approximately $0.4 million and $0.1 million raised through our distribution reinvestment plan during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had approximately 943 million common shares available for sale through the Public Offering and Class FA Private Offering and the Follow-On Class FA Private Offering.
Operating Activities. During the three months ended March 31, 2020 and 2019, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $1.8 million and $0.5 million, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to the following:

•	an increase in total investment income of approximately $0.5 million primarily attributable to an increase in interest earned on debt investments;

•
a decrease in amounts due from related parties of approximately $0.7 million due to the collection from the Manager and Sub-Manager of the annual expense support receivable, partially offset by new expense support receivables related to the three months ended March 31, 2020; and

•	a decrease in accounts payable of approximately $0.1 million.
Borrowings. In June 2019, the Company, through a wholly-owned subsidiary, entered into a Loan Agreement for a $20.0 million Line of Credit. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. The Line of Credit has a maturity date of 364 days from the effective date of the Loan Agreement plus one 12-month extension. We had not borrowed any amounts under the Line of Credit as of March 31, 2020.
Uses of Liquidity and Capital Resources
Investments. We used approximately $22.5 million of cash proceeds from the Offerings to purchase investments in two portfolio companies during the three months ended March 31, 2020. We did not use proceeds to purchase investments during the three months ended March 31, 2019.
Distributions. We paid distributions to our shareholders of approximately $1.6 million and $1.1 million (which excludes distributions reinvested of approximately $0.4 million and $0.1 million, respectively) during the three months ended March 31, 2020 and 2019, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $0.2 million during the three months ended March 31, 2020 to repurchase shares in accordance with our Share Repurchase Program. We did not repurchase shares during the three months ended March 31, 2019.

Distributions Declared
During the three months ended March 31, 2020 and 2019, our board of directors declared cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$1,645,964	78.7%	$1,130,385	91.5%
Distributions in excess of net investment income(2)	445,387	21.3%	105,586	8.5%
Total distributions declared(3)	$2,091,351	100.0%	$1,235,971	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $607,630 and $216,073 for the three months ended March 31, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the three months ended March 31, 2020, includes $419,855 of distributions reinvested pursuant to our distribution reinvestment plan, of which $153,758 was reinvested in April 2020 with the payment of distributions declared in March 2020. For the three months ended March 31, 2019, includes $121,011 of distributions reinvested pursuant to our distribution reinvestment plan, of which $46,596 was reinvested in April 2019.

We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distribution and shareholder servicing fees that we are required to pay. Additionally, distributions on the Non-founder shares may be lower than distributions on Founder shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions, including per share amounts declared per share class for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offering have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares, and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional Class A shares.
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

Share Repurchase Program
We adopted the Share Repurchase Program effective March 2019, as further amended in January 2020, pursuant to which we conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date is generally the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the Share Repurchase Program. If we determine to repurchase shares, the Share Repurchase Program also limits the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The Share Repurchase Program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
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
During the three months ended March 31, 2020, we received requests for the repurchase of approximately $1.9 million (70,822 shares) of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the fourth quarter of 2019 by approximately $1.6 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	54,800	$1,510,288	$27.56
Class A shares	2,242	59,969	26.75
Class I shares	13,780	371,909	26.99
Total	70,822	$1,942,166	$27.42
There were no repurchases during the three months ended March 31, 2019.

Results of Operations
As of March 31, 2020 and 2019, the fair value of our investment portfolio totaled $163.3 million and $82.8 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2020 and 2019.
The following is a summary of our operating results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total investment income	$2,296,037	$1,769,785
Total operating expenses	(1,257,703)	(855,473)
Expense support	607,630	216,073
Net investment income	1,645,964	1,130,385
Net change in unrealized (depreciation) appreciation on investments	(3,393,662)	281,000
Net (decrease) increase in net assets resulting from operations	$(1,747,698)	$1,411,385
Investment Income
Investment income consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Interest income	$2,109,291	$1,363,280
Dividend income	186,746	406,505
Total investment income	$2,296,037	$1,769,785
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of March 31, 2020 and 2019. As of March 31, 2020 and 2019, our weighted average annual yield on our accruing debt investments was 15.5% and 16.0% based on amortized cost, respectively, as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $2.0 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, while interest income earned on our cash accounts was approximately $0.1 million and $0.2 million, respectively. The increase in interest income during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily attributable to additional debt investments during the twelve months ended March 31, 2020 of approximately $22.9 million.
We received dividend income of approximately $0.2 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively, from our equity investments in our portfolio companies.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of investments that we expect to result from existing cash, borrowings and an expected increase in capital available for investment using proceeds from the Offerings.

Operating Expenses
Our operating expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Organization and offering expenses	$221,889	$185,701
Base management fees	515,598	241,638
Professional services	332,758	227,515
Pursuit costs	6,949	—
Director fees and expenses	51,133	57,699
General and administrative expenses	8,854	28,056
Custodian and accounting fees	41,290	62,150
Insurance expense	52,873	45,945
Distribution and shareholder servicing fees	26,359	6,769
Total operating expenses	1,257,703	855,473
Expense support	(607,630)	(216,073)
Net expenses	$650,073	$639,400
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
Organization and Offering Expenses
Organization expenses are expensed on our condensed consolidated statement of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on our statements of assets and liabilities as deferred offering expenses and expensed to our statement of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
We expensed organization and offering expenses of approximately $0.2 million during each of the three months ended March 31, 2020 and 2019.
Base Management Fee
Our base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares, 2% of the product of (x) our average gross assets and (y) the ratio of Non-founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital and (ii) for the Founder shares, 1% of the product of (x) our average gross assets and (y) the ratio of outstanding Founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears.
We incurred base management fees of approximately $0.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets since March 31, 2019.
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

We did not incur total return incentive fees during the three months ended March 31, 2020 and 2019. We incurred a total return incentive fee of approximately $0.8 million for the year ended December 31, 2019 and may incur a total return incentive fee during the year ended December 31, 2020.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of $6,949 during the three months ended March 31, 2020. We did not incur pursuit costs during the three months ended March 31, 2019.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $0.5 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. The increase in other operating expenses during the three months ended March 31, 2020 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the three months ended March 31, 2019.
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
We incurred distribution and shareholder servicing fees of $26,359 and $6,769 during the three months ended March 31, 2020 and 2019, respectively. The increase in distribution and shareholder servicing fees during the three months ended March 31, 2020, is attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $0.6 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of March 31, 2020 for any share class which had received expense support.

Net Change in Unrealized (Depreciation) Appreciation
During the three months ended March 31, 2020 and 2019, net change in unrealized (depreciation) appreciation on investments consisted of the following:

	Three Months Ended March 31,
	2020	2019
Unrealized appreciation	$—	$281,000
Unrealized depreciation	(3,393,662)	—
Net change in unrealized (depreciation) appreciation	$(3,393,662)	$281,000
Unrealized (depreciation) appreciation is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm. Due to the significant market dislocation in March 2020 caused by the COVID-19 pandemic, the fair values of our portfolio companies were impacted by a combination of variability in EBITDA, decreases in public market multiples and increases in the risk premium in discount rates used to value the portfolio companies. As a result, during the three months ended March 31, 2020, we recognized unrealized depreciation of approximately $3.4 million on our equity investments in Lawn Doctor, Polyform and Roundtables.
During the three months ended March 31, 2019, we recognized unrealized appreciation of approximately $0.3 million on our equity investment in Lawn Doctor as a result of Lawn Doctor’s strong performance in comparison to budgeted results.
Net Assets
During the three months ended March 31, 2020 and 2019, the change in net assets consisted of the following:

	Three Months Ended March 31,
	2020	2019
Operations	$(1,747,698)	$1,411,385
Distributions to shareholders	(2,091,351)	(1,235,971)
Capital share transactions	24,289,780	10,674,258
Change in net assets	$20,450,731	$10,849,672
Operations decreased by approximately $3.2 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in operations is primarily due to a decrease of approximately $3.7 million in the net change in unrealized (depreciation) appreciation during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, partially offset by an increase of approximately $0.5 million in net investment income.
Distributions increased approximately $0.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $13.6 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due an increase of approximately $13.1 million in sales of Class FA shares, an increase of approximately $1.9 million in sales of shares through our Public Offering, approximately $0.2 million in sales of Class S shares and an increase of approximately $0.3 million in proceeds received through our distribution reinvestment plan. Such increases in capital share transactions during the three months ended March 31, 2020 were offset by the repurchasing of approximately $1.9 million in shares under the Share Repurchase Program.
The following table illustrates cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable, from the date the first share was issued for each respective share class to March 31, 2020. All cumulative total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees.

	Cumulative Total Return	Period
Class FA (no sales load)	19.4%	February 7, 2018 to March 31, 2020
Class FA (with sales load)	11.7%	February 7, 2018 to March 31, 2020
Class A (no sales load)	15.6%	April 10, 2018 - March 31, 2020
Class A (with sales load)	5.7%	April 10, 2018 - March 31, 2020
Class I	16.5%	April 10, 2018 - March 31, 2020
Class T (no sales load)	12.3%	May 25, 2018 - March 31, 2020
Class T (with sales load)	7.0%	May 25, 2018 - March 31, 2020
Class D	10.8%	June 26, 2018 - March 31, 2020
Class S (no sales load)	(1.5)%	March 31, 2020
Class S (with sales load)	(4.9)%	March 31, 2020
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2019 and this Quarterly Report, including the negative impacts from the continued spread of COVID-19.
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

Hedging Activities
As of March 31, 2020, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of March 31, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expenses Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
As of March 31, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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

Critical Accounting Policies and Use of Estimates

See our Form 10-K for the year ended December 31, 2019 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic, its impact on such risks remains uncertain and difficult to predict.
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

We had not borrowed any money as of March 31, 2020. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2020, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there were no changes in internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
As of March 31, 2020, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019, risk factors which materially affect our business, financial condition or results of operations. The following risk factor replaces the similar risk factor included in our Form 10-K. You should carefully consider the risk factors set forth in our Form 10-K and herein. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus (“COVID-19”), could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of the COVID-19 pandemic. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. It is currently unclear how or if the CARES Act or any future legislation would impact or benefit us, but we continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our businesses), results of operations, financial condition and liquidity. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.
Outbreaks of pandemic or contagious diseases, such as the current outbreak of COVID-19, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager, the Sub-Manager and our businesses could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020. Further, if the U.S. and global economy continue to slow down or consumer behavior shifts due to the COVID-19 outbreak (including the continued threat or perceived threat of such outbreak), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2020, we sold approximately 0.5 million Class FA shares under the Class FA Private Offering and Follow-On Class FA Private Offering for net proceeds of approximately $13.2 million. We conducted the Class FA Private Offering and Follow-On Class FA Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We offered the shares in the Class FA Private Offering and are conducting the Follow-On Class FA Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. There were no selling commissions or placement agent fees for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering we paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold, except as a reduction or sales load waiver that may apply.
During the three months ended March 31, 2020, we sold 9,030 Class S shares under the Class S Private Offering for net proceeds of approximately $0.2 million. We are currently conducting the Class S Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We are offering the shares in the Class S Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. Under the Class S Private Offering, we pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold, except as a reduction or sales load waiver that may apply.
See Note 7. “Capital Transactions” in Item 1. “Financial Statements” for additional information related to the Class FA Private Offering, Follow-On Class FA Private Offering and Class S Private Offering. Class FA shares and Class S shares are not offered for sale in the Public Offering.
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
The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through March 31, 2020:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	2,543,422

Aggregate amount sold (3)	$69,663,517
Payment of underwriting compensation (4)	(2,069,136)	(2,069,136)	—
Net offering proceeds to the issuer	67,594,381
Investments in portfolio companies (5)	(47,726,224)	—	(47,726,224)
Distributions to shareholders (6)	(1,155,063)	(253)	(1,154,810)
Remaining proceeds from the Offering	$18,713,094
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

(3)
Excludes approximately $1.3 million (48,026 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $40.8 million (1.5 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $0.3 million (9,030 shares) of unregistered Class S shares sold in the Class S Private Offering.

(4)	Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers.

(5)	Excludes approximately $108.1 million funded using proceeds from the 2018 Class FA Private Offering, Class FA Private Offering and the Follow-On Class FA Private Offering.

(6)
Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offering.  The amounts presented above represent the net proceeds used for such purposes.

Repurchase of Shares and Issuer Purchases of Equity Securities
In March 2019, our board of directors approved and adopted a share repurchase program, as further amended in January 2020 (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend, suspend or terminate the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
During the quarter ended March 31, 2020, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2020 to January 31, 2020	—	$—	—	$297,950
February 1, 2020 to February 29, 2020	—	—	—	297,950
March 1, 2020 to March 31, 2020	70,822	27.42	70,822	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended March 31, 2020, we received requests for the repurchase of approximately $1.9 million of our common shares, which exceeded proceeds from our distribution reinvestment plan in the fourth quarter of 2019 by approximately $1.6 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are file or incorporated as part of this report.
EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this report.

1.1
Placement Agent Agreement dated as of January 31, 2020 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

1.2
Selected Dealer Agreement dated as of February 24, 2020 by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

1.3
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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2020.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)