Form 10-Q
period 2020-06-30
CNL Strategic Capital, LLC
filed 2020-08-13
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 12, 2020, the Company had 4,749,797 Class FA shares, 867,585 Class A shares, 498,495 Class T shares, 356,395 Class D shares, 1,320,546 Class I shares and 629,371 Class S shares outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $155,774,339 and $133,274,339, respectively)	$169,919,610	$144,195,000
Cash	53,823,818	20,954,005
Restricted cash	—	10,000,000
Deferred offering expenses	80,678	25,423
Net due from related parties (Note 5)	957,087	278,564
Prepaid expenses and other assets	263,079	90,631
Total assets	225,044,272	175,543,623
Liabilities
Accounts payable and other accrued expenses	511,041	325,449
Distributions payable	805,009	593,536
Payable for shares repurchased	1,477,090	223,738
Payable for investments purchased	118,009	118,009
Total liabilities	2,911,149	1,260,732
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 and 4,274,748 shares issued, respectively; 4,749,797 and 4,255,548 shares outstanding, respectively	4,750	4,255
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 841,858 and 669,442 shares issued, respectively; 837,460 and 669,141 shares outstanding, respectively	837	669
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 485,729 and 198,662 shares issued, respectively; 481,019 and 198,662 shares outstanding, respectively	481	199
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 352,712 and 305,817 shares issued, respectively; 349,527 and 302,632 shares outstanding, respectively	350	303
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 1,248,568 and 938,296 shares issued, respectively; 1,197,995 and 928,848 shares outstanding, respectively	1,198	929
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 422,130 shares issued and outstanding as of June 30, 2020	422	—
Capital in excess of par value	209,974,650	164,349,125
Distributable earnings	12,150,435	9,927,411
Total Members’ Equity	$222,133,123	$174,282,891

Net assets, Class FA shares	$132,783,620	$117,637,467
Net assets, Class A shares	22,597,160	18,008,048
Net assets, Class T shares	12,990,755	5,366,259
Net assets, Class D shares	9,291,562	8,053,103
Net assets, Class I shares	32,650,227	25,218,014
Net assets, Class S shares	11,819,799	—
Total Members’ Equity	$222,133,123	$174,282,891
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Interest income	$2,156,784	$1,437,422	$4,266,075	$2,800,702
Dividend income	352,277	405,742	539,023	812,247
Total investment income	2,509,061	1,843,164	4,805,098	3,612,949
Operating Expenses
Organization and offering expenses	239,758	136,303	461,647	322,004
Base management fees	561,903	265,128	1,077,501	506,766
Total return incentive fees	345,381	496,660	345,381	496,660
Professional services	351,951	182,491	684,709	410,006
Pursuit costs	14,614	—	21,563	—
Director fees and expenses	52,462	53,380	103,595	111,079
General and administrative expenses	21,666	30,255	30,520	58,311
Custodian and accounting fees	41,035	61,817	82,325	123,967
Insurance expense	57,637	47,079	110,510	93,024
Distribution and shareholder servicing fees	37,113	9,048	63,472	15,817
Total operating expenses	1,723,520	1,282,161	2,981,223	2,137,634
Expense support	(990,098)	(610,447)	(1,597,728)	(826,520)
Net expenses	733,422	671,714	1,383,495	1,311,114
Net investment income	1,775,639	1,171,450	3,421,603	2,301,835
Net change in unrealized appreciation on investments	6,618,272	2,170,000	3,224,610	2,451,000
Net increase in net assets resulting from operations	$8,393,911	$3,341,450	$6,646,213	$4,752,835

Common shares per share information:
Net investment income	$0.23	$0.27	$0.48	$0.55
Net increase in net assets resulting from operations	$1.11	$0.76	$0.92	$1.13
Weighted average number of common shares outstanding	7,588,545	4,389,711	7,185,452	4,187,979

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2020	7,246,363	$7,246	$188,638,014	$6,088,362	$194,733,622
Net investment income	—	—	—	1,775,639	1,775,639
Net change in unrealized appreciation on investments	—	—	—	6,618,272	6,618,272
Distributions to shareholders	—	—	—	(2,331,838)	(2,331,838)
Issuance of common shares through the Offerings	827,363	827	22,318,899	—	22,319,726
Issuance of common shares through distribution reinvestment plan	18,706	19	494,772	—	494,791
Repurchase of common shares pursuant to share repurchase program	(54,504)	(54)	(1,477,035)	—	(1,477,089)
Balance as of June 30, 2020	8,037,928	$8,038	$209,974,650	$12,150,435	$222,133,123

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	3,421,603	3,421,603
Net change in unrealized appreciation on investments	—	—	—	3,224,610	3,224,610
Distributions to shareholders	—	—	—	(4,423,189)	(4,423,189)
Issuance of common shares through the Offerings	1,775,557	1,775	48,169,710	—	48,171,485
Issuance of common shares through distribution reinvestment plan	32,866	33	874,945	—	874,978
Repurchase of common shares pursuant to share repurchase program	(125,326)	(125)	(3,419,130)	—	(3,419,255)
Balance as of June 30, 2020	8,037,928	$8,038	$209,974,650	$12,150,435	$222,133,123

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net increase in net assets resulting from operations	$6,646,213	$4,752,835
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(22,500,000)	—
Net change in unrealized appreciation on investments	(3,224,610)	(2,451,000)
Amortization of deferred offering expenses	137,457	14,893
Amortization of deferred financing costs	7,007	—
Increase in net due from related parties	(678,523)	(920,212)
Increase in accounts payable and other accrued expenses	185,592	43,701
Increase in deferred offering expenses	(192,712)	(5,601)
Increase in prepaid expenses and other assets	(179,455)	(126,314)
Net cash (used in) provided by operating activities	(19,799,031)	1,308,302
Financing Activities:
Proceeds from issuance of common shares	48,171,485	22,486,832
Shares repurchased	(2,165,903)	—
Distributions paid, net of distributions reinvested	(3,336,738)	(2,218,737)
Net cash provided by financing activities	42,668,844	20,268,095
Net increase in cash and restricted cash	22,869,813	21,576,397
Cash and restricted cash, beginning of period	30,954,005	21,667,867
Cash and restricted cash, end of period	$53,823,818	$43,244,264
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$874,978	$271,781
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$805,009	$463,898
Offering costs	$79,862	$55,968
Payable for shares repurchased	$1,477,090	$308,038
Financing costs	$—	$14,450

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2020
(UNAUDITED)

Company (1)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–8.0%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					$17,700,000	$17,700,000

Senior Secured Note – Second Lien–16.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes - Second Lien					$35,942,454	$35,942,454

Total Senior Secured Notes					$53,642,454	$53,642,454

Equity–52.3%
Auriemma U.S. Roundtables(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$33,350,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	9,859,156
Lawn Doctor, Inc.(2)	Commercial and Professional Services			7,746	30,475,551	42,902,000
Milton Industries Inc.	Manufacturing			6,647	6,646,735	6,647,000
Polyform Products, Co.(2)	Hobby Goods and Supplies			10,820	15,598,788	15,250,000
Resolution Economics, LLC	Business Services			7,166	7,165,993	8,269,000
Total Equity					$102,131,885	$116,277,156

TOTAL INVESTMENTS–76.5%					$155,774,339	$169,919,610
OTHER ASSETS IN EXCESS OF LIABILITIES–23.5%						52,213,513
NET ASSETS–100.0%						$222,133,123
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of June 30, 2020, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2019

Company (1)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–10.1%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					17,700,000	17,700,000

Senior Secured Note – Second Lien–17.5%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Total Senior Secured Notes - Second Lien					$30,467,603	$30,467,603

Total Senior Secured Notes					$48,167,603	$48,167,603

Equity–55.1%
Auriemma U.S. Roundtables(2)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor, Inc.(2)	Commercial and Professional Services			7,746	30,475,551	41,395,000
Milton Industries Inc.	Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.(2)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity					$85,106,736	$96,027,397

TOTAL INVESTMENTS–82.7%					$133,274,339	$144,195,000
OTHER ASSETS IN EXCESS OF LIABILITIES–17.3%						30,087,891
NET ASSETS–100.0%						$174,282,891
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	As of December 31, 2019, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

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
In January 2020, the Company’s board of directors authorized the designation of Class S shares of the Company’s common stock (“Class S shares” and together with Class FA shares, “Founder shares”), and approved a private offering of Class S shares (the “Class S Private Offering”, and together with the Class FA Private Offerings and the Public Offering, the “Offerings”) of up to a maximum of $50.0 million in Class S shares. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company intends to conduct the Class S Private Offering until the earlier of (i) the date the Company has sold the maximum amount of the Class S Private Offering or (ii) October 31, 2020. However, the Company reserves the right to extend the outside date of the Class S Private Offering in its sole discretion but in no event longer than an additional three full months.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

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
The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and a significant decline in the U.S. Gross Domestic Product.
COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company’s results and financial condition.
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
Restricted Cash
The Company’s restricted cash as of December 31, 2019 consisted of escrowed funds held with an affiliate of the Sub-Manager for investment purposes. The Company had no restricted cash as of June 30, 2020.
Use of Estimates
Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. The uncertainty of future events, including the impact of the COVID-19 pandemic, may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and actual results could differ from those estimates.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

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
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 8. “Borrowings”) are deferred and amortized over the life of the related financing instrument using the effective yield method. The

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

amortization of deferred financing costs is included in general and administrative expense in the condensed statements of operations.
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
The Company has analyzed its tax positions taken on its income tax returns for all open tax years (tax years ended December 31, 2019 and 2018), and has concluded that no provision for income tax is required in the Company’s financial statements. During each of the quarter and six months ended June 30, 2020 and 2019, the Company did not incur any interest or penalties.

3. Investments
During the six months ended June 30, 2020, the Company co-invested in two additional portfolio companies, Resolution Economics, LLC (“Resolution Economics”) and Blue Ridge ESOP Associates (“Blue Ridge”), for approximately $22.5 million in aggregate. In July 2020, the Company acquired a controlling equity interest and made a debt investment in Healthcare Safety Holdings LLC (“HSH”) totaling approximately $41.7 million. See Note 12, “Subsequent Events” for additional information.
As of June 30, 2020 and December 31, 2019, the Company’s investment portfolio is summarized as follows:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

	As of June 30, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	10.4%	8.0%
Senior secured debt - second lien	35,942,454	35,942,454	21.2	16.2
Total senior debt	53,642,454	53,642,454	31.6	24.2
Equity	102,131,885	116,277,156	68.4	52.3
Total investments	$155,774,339	$169,919,610	100.0%	76.5%

	As of December 31, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	12.3%	10.1%
Senior secured debt - second lien	30,467,603	30,467,603	21.1	17.5
Total senior debt	48,167,603	48,167,603	33.4	27.6
Equity	85,106,736	96,027,397	66.6	55.1
Total investments	$133,274,339	$144,195,000	100.0%	82.7%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.5% and have weighted average remaining years to maturity of 3.9 years as of June 30, 2020. The note purchase agreements contain customary covenants and events of default. As of June 30, 2020, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of June 30, 2020 and December 31, 2019, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2020 and December 31, 2019 were as follows:

Industry	June 30, 2020	December 31, 2019
Commercial and Professional Services	34.1%	39.2%
Information Services and Advisory Solutions	27.9	32.2
Hobby Goods and Supplies	18.2	21.7
Business Services	13.9	—
Manufacturing	5.9	6.9
Total	100.0%	100.0%

Geographic Dispersion(1)	June 30, 2020	December 31, 2019
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at June 30, 2020 and December 31, 2019 were denominated in U.S. dollars.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the quarter and six months ended June 30, 2020 and 2019, and summarized balance sheet data as of June 30, 2020 (unaudited) and December 31, 2019, as applicable:
Lawn Doctor, Inc. (“Lawn Doctor”)
As of June 30, 2020 and December 31, 2019, the Company owned approximately 62% of the outstanding equity in Lawn Doctor on an undiluted basis.
Summarized Operating Data (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$7,565,110	$6,973,211	$14,288,283	$13,424,712
Expenses	(6,222,806)	(6,585,500)	(13,304,883)	(13,276,235)
Income before taxes	1,342,304	387,711	983,400	148,477
Income tax (expense) benefit	(350,815)	(51,053)	(239,315)	12,535
Consolidated net income	991,489	336,658	744,085	161,012
Net loss attributable to non-controlling interest	38,963	28,168	110,273	64,803
Net income attributable to Lawn Doctor	$1,030,452	$364,826	$854,358	$225,815
Summarized Balance Sheet Data

	June 30, 2020 (Unaudited)	December 31, 2019
Current assets	$12,075,892	$5,679,790
Non-current assets	92,986,450	96,327,351
Current liabilities	5,681,394	5,208,665
Non-current liabilities	55,295,717	52,854,284
Non-controlling interest	(289,398)	(179,125)
Stockholders’ equity	44,374,629	44,123,317
Polyform Products, Co. (“Polyform”)
As of June 30, 2020 and December 31, 2019, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
Summarized Operating Data (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$3,834,058	$3,815,425	$7,909,147	$8,221,289
Expenses	(3,677,626)	(4,094,317)	(7,884,811)	(8,491,355)
Income (loss) before income taxes	156,432	(278,892)	24,336	(270,066)
Income tax (expense) benefit	(45,000)	79,000	(8,000)	76,000
Net income (loss)	$111,432	$(199,892)	$16,336	$(194,066)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

Summarized Balance Sheet Data

	June 30, 2020 (Unaudited)	December 31, 2019
Current assets	$7,963,256	$5,917,238
Non-current assets	30,719,355	31,474,762
Current liabilities	2,743,937	1,484,148
Non-current liabilities	21,074,078	21,123,045
Stockholders’ equity	14,864,596	14,784,807
Auriemma U.S. Roundtables (“Roundtables”)
As of June 30, 2020 and December 31, 2019, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
Summarized Operating Data (Unaudited) (1)

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Revenues	$2,580,821	$5,272,720
Expenses	(2,656,692)	(6,043,355)
Loss before income taxes	(75,871)	(770,635)
Income tax benefit	23,344	200,102
Net loss	$(52,527)	$(570,533)
Summarized Balance Sheet Data

	June 30, 2020 (Unaudited)	December 31, 2019
Current assets	$6,951,880	$2,495,539
Non-current assets	60,230,192	61,232,699
Current liabilities	7,930,721	3,686,652
Non-current liabilities	20,726,526	20,946,228
Stockholders’ equity	38,524,825	39,095,358
 FOOTNOTE:

(1)	The Company acquired Roundtables on August 1, 2019.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$53,642,454	$53,642,454	$—	$—	$48,167,603	$48,167,603
Equity	—	—	116,277,156	116,277,156	—	—	96,027,397	96,027,397
Total investments	$—	$—	$169,919,610	$169,919,610	$—	$—	$144,195,000	$144,195,000

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$53,642,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% - 14.0% (10.7%) 7.2x – 15.0x (12.1x) 7.8x – 14.5x (12.1x)	Decrease Increase Increase
Equity	116,277,156	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% - 14.0% (10.7%) 7.2x – 15.0x (12.1x) 7.8x – 14.5x (12.1x)	Decrease Increase Increase
Total	$169,919,610

December 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	44,814,338	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	3,353,265	Transaction Precedent	Transaction Price	N/A	N/A
Equity	89,380,662	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	6,646,735	Transaction Precedent	Transaction Price	N/A	N/A
Total	$144,195,000
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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	5,474,851	17,025,149	22,500,000
Net change in unrealized appreciation (1)	—	3,224,610	3,224,610
Fair value balance as of June 30, 2020	$53,642,454	$116,277,156	$169,919,610
Change in net unrealized appreciation in investments held as of June 30, 2020 (1)	$—	$3,224,610	$3,224,610

	Six Months Ended June 30, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Net change in unrealized appreciation (1)	—	2,451,000	2,451,000
Fair value balance as of June 30, 2019	$30,700,000	$54,251,000	$84,951,000
Change in net unrealized appreciation in investments held as of June 30, 2019 (1)	$—	$2,451,000	$2,451,000
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations.

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
Dealer Manager Fee/Placement Agent — Under the Public Offering, the Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a placement agent fee of up to 3.00% of the price of each Class FA share sold. There was no placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. Under the Class S Private Offering, the Company pays the Placement Agent a placement fee of up to 1.5% of the price of each Class S share sold. The Managing Dealer/Placement Agent may reallow all or a portion of such dealer manager/placement agent fees to participating broker-dealers.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Class FA Private Offerings and the Class S Private Offering (collectively, the “Private Offerings”), and (B) 1.5% of the cumulative gross proceeds from the Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.3 million and $0.1 million in organization and offering costs based on actual amounts raised through the Offerings during the quarter ended June 30, 2020 and 2019, respectively, and approximately $0.5 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.0 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of June 30, 2020. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Private Offerings to the extent such costs are within the 1.5% and 1.0% limitations, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $0.6 million and $0.3 million during the quarter ended June 30, 2020 and 2019, respectively, and approximately $1.1 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $0.3 million during the quarter and six months ended June 30, 2020 and approximately $0.5 million during the quarter and six months ended June 30, 2019.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $1.0 million and $0.6 million during the quarter ended June 30, 2020 and 2019, respectively, and approximately $1.6 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of June 30, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. As of June 30, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of June 30, 2020 and June 30, 2019, respectively. Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million during each of the three months ended June 30, 2020 and 2019 and approximately $0.4 million during each of the six months ended June 30, 2020 and 2019.
Related party fees and expenses incurred for the quarter and six months ended June 30, 2020 and 2019 are summarized below:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2020	2019	2020	2019
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$404,457	$133,905	$737,371	$419,582
	Dealer Manager / Placement Agent Fees	274,539	73,569	470,335	212,203
	Distribution and shareholder servicing fees	37,113	9,048	63,472	15,817
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	274,894	141,445	516,902	312,712
	Base management fees (1)	561,903	265,128	1,077,501	506,766
	Total return incentive fees (1)	345,381	496,660	345,381	496,660
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(990,098)	(610,447)	(1,597,728)	(826,520)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	39,554	43,086	59,393	54,950
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs (1)(3)	14,614	—	21,563	—
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

(2)
Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

(3)	Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Due from related parties:
Expense Support	$1,597,728	$1,372,020
Total due from related parties	1,597,728	1,372,020
Due to related parties:
Organization and offering expenses	(79,862)	(56,888)
Base management fees	(189,104)	(165,338)
Total return incentive fee	(345,381)	(847,863)
Reimbursement of third-party operating expenses and pursuit costs	(12,887)	(16,677)
Distribution and shareholder servicing fees	(13,407)	(6,690)
Total due to related parties	(640,641)	(1,093,456)
Net due from related parties	$957,087	$278,564
Other Related Party Transactions
As of December 31, 2019, an affiliate of the Sub-Manager held $10.0 million of the Company’s funds in escrow for purposes of acquiring new equity and debt investments in January 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

6. Distributions
The following table reflects the total distributions declared during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
Distribution Period(5)	Distributions Declared (1)(2)	Distributions Reinvested (3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (1)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$2,091,351	$419,855	$1,671,496	$1,235,971	$121,011	$1,114,960
Second Quarter	2,331,838	525,113	1,806,725	1,360,259	192,895	1,167,364
	$4,423,189	$944,968	$3,478,221	$2,596,230	$313,906	$2,282,324
FOOTNOTES:

(1)
The Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2019 - June 30, 2019 (6 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	—
January 1, 2020 - June 30, 2020 (6 record dates) (2)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167

(2)	The Company’s board of directors began declaring monthly distributions per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020.

(3)
Includes distributions reinvested in July 2020 of $184,080 related to distributions declared based on record dates in June 2020 and excludes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019.

(4)
Includes distributions reinvested in July 2019 of $68,914 related to distributions declared based on record dates in June 2019 and excluded distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(5)	Distributions declared are paid and reinvested monthly in arrears.
The sources of declared distributions on a GAAP basis were as follows:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,421,603	77.4%	$2,301,835	88.7%
Distributions in excess of net investment income(2)	1,001,586	22.6%	294,395	11.3%
Total distributions declared	$4,423,189	100.0%	$2,596,230	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,597,728 and $826,520 for the six months ended June 30, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the periods presented.
In June 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 30, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

7. Capital Transactions
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2020, the Public Offering price was $29.08 per Class A share, $27.98 per Class T share, $26.21 per Class D share and $26.88 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager / placement agent fees by share class.
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
Class S Private Offering
In January 2020, the Company’s board of directors authorized the designation of Class S shares and the Company commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to its Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Class S Private Offering until the earlier of: (i) the date it has sold the maximum offering amount of the Class S Private Offering or (ii) October 31, 2020. However, the Company reserves the right to extend the outside date of the Class S Private Offering in its sole discretion but in no event longer than an additional three (3) full months. The Company may suspend or terminate the Class S Private Offering at any time in its sole discretion.
In conjunction with the launch of the Class S Private Offering, in January 2020 the Company’s board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
As of June 30, 2020, the purchase price for each Class S share in the Class S Private Offering was $28.58 per share.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2020 and 2019:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

	Six Months Ended June 30, 2020
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	156,712	4,475,686	(292,254)	4,183,432	15,705	417,444	172,417	4,600,876	26.68
Class T	284,179	7,947,163	(377,490)	7,569,673	2,888	76,864	287,067	7,646,537	26.64
Class D	42,627	1,120,660	—	1,120,660	4,268	112,084	46,895	1,232,744	26.29
Class I	300,267	8,069,182	—	8,069,182	10,005	268,586	310,272	8,337,768	26.87
Class S	422,130	11,913,500	(370,002)	11,543,498	—	—	422,130	11,543,498	27.35
	1,775,557	$49,379,191	$(1,207,706)	$48,171,485	32,866	$874,978	1,808,423	$49,046,463	$27.12

	Six Months Ended June 30, 2019
	Proceeds from Offerings				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	112,850	$3,065,000	$—	$3,065,000	—	$—	112,850	$3,065,000	$27.16
Class A	271,104	7,763,365	(582,606)	7,180,759	4,636	122,579	275,740	7,303,338	26.49
Class T	37,140	1,035,350	(49,179)	986,171	221	5,900	37,361	992,071	26.55
Class D	79,791	2,100,000	—	2,100,000	2,653	69,442	82,444	2,169,442	26.31
Class I	344,389	9,154,902	—	9,154,902	2,780	73,860	347,169	9,228,762	26.58
	845,274	$23,118,617	$(631,785)	$22,486,832	10,290	$271,781	855,564	$22,758,613	$26.60

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in July 2020 related to the payment of distributions declared in June 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

During the six months ended June 30, 2020 and 2019, the Company received requests for the repurchase of approximately $3.4 million and $0.3 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable quarters by approximately $2.7 million and $0.2 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased by quarter during the quarter and six months ended June 30, 2020 and 2019:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Quarter Ended June 30, 2019	11,389	$308,038	$27.05

Class FA	54,800	$1,510,288	$27.56
Class A	2,242	59,969	26.75
Class I	13,780	371,909	26.99
Quarter Ended March 31, 2020	70,822	$1,942,166	$27.42

Class FA	20,593	$567,136	$27.54
Class A	1,856	49,376	26.60
Class T	4,710	125,510	26.65
Class I	27,345	735,067	26.88
Quarter Ended June 30, 2020	54,504	$1,477,089	$27.10
As of June 30, 2020 and December 31, 2019, the Company had a payable for shares repurchased of approximately $1.5 million and $0.2 million, respectively.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “2019 Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “2019 Line of Credit”) with an original maturity date in June 2020. The Company extended the original maturity date of the 2019 Line of Credit to July 2020. In July 2020, the Company entered into an Amended and Restated Loan Agreement new loan agreement (the “2020 Loan Agreement”) and related Amended and Restated Promissory Note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a line of credit (the “2020 Line of Credit”) in the same amount. See Note 12. “Subsequent Events” for additional information regarding the 2020 Loan Agreement.
The Company had not borrowed any amounts under the 2019 Line of Credit as of June 30, 2020.

9. Concentrations of Risk
As of and for the quarter and six months ended June 30, 2020 and 2019, the Company had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2020, the Company was not involved in any legal proceedings.

11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss), before expense support(2)	0.33	0.19	(0.16)	0.17	0.18	(0.14)
Expense support(2)(3)	0.25	0.13	0.24	—	0.18	0.24
Net investment income(2)	0.58	0.32	0.08	0.17	0.36	0.10
Net realized and unrealized gains(2)(4)	0.37	0.38	0.42	0.36	0.37	0.65
Net increase resulting from investment operations	0.95	0.70	0.50	0.53	0.73	0.75
Distributions to shareholders(5)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.31)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.31)
Net Asset Value, End of Period	$27.96	$26.98	$27.01	$26.58	$27.25	$28.00

Net assets, end of period	$132,783,620	$22,597,160	$12,990,755	$9,291,562	$32,650,227	$11,819,799
Average net assets(6)	$126,795,696	$20,359,933	$8,637,250	$8,590,117	$28,812,426	$3,811,248
Shares outstanding, end of period	4,749,797	837,460	481,019	349,527	1,197,995	422,130
Distributions declared	$2,888,270	$478,096	$161,226	$184,118	$669,762	$41,717
Total investment return based on net asset value(7)	3.40%	2.64%	1.89%	2.05%	2.72%	2.76%
Total investment return based on net asset value after total return incentive fee(7)	3.40%	2.64%	1.89%	2.05%	2.72%	2.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	0.95%	1.78%	3.36%	1.87%	1.81%	2.57%
Total operating expenses before expense support	1.18%	1.78%	3.36%	1.87%	1.81%	4.05%
Total operating expenses after expense support	0.29%	1.28%	2.48%	1.87%	1.16%	1.36%
Net investment income before total return incentive fee(9)	2.10%	1.22%	0.29%	0.64%	1.34%	1.09%
Net investment income	2.10%	1.22%	0.29%	0.64%	1.34%	1.09%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

	Six Months Ended June 30, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss) before expense support(2)	0.44	0.06	0.07	0.22	(0.01)
Expense support(2)(3)	0.17	0.26	0.14	—	0.40
Net investment income(2)	0.61	0.32	0.21	0.22	0.39
Net realized and unrealized gains(2)(4)	0.56	0.61	0.59	0.57	0.60
Net increase resulting from investment operations	1.17	0.93	0.80	0.79	0.99
Distributions to shareholders(5)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)
Net Asset Value, End of Period	$27.19	$26.74	$26.84	$26.46	$26.91

Net assets, end of period	$91,718,198	$12,509,598	$1,846,952	$5,433,648	$15,928,594
Average net assets(6)	$87,542,845	$8,502,674	$1,365,893	$3,721,724	$10,816,273
Shares outstanding, end of period	3,372,710	467,884	68,813	205,333	591,950
Distributions declared	$2,041,416	$198,538	$25,498	$79,364	$251,414
Total investment return based on net asset value(7)	4.37%	3.55%	3.05%	3.06%	3.76%
Total investment return based on net asset value after total return incentive fee(7)	4.37%	3.55%	3.05%	3.06%	3.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	1.06%	3.05%	3.29%	2.67%	2.84%
Total operating expenses before expense support	1.50%	3.42%	3.29%	2.67%	3.63%
Total operating expenses after expense support	0.84%	2.43%	2.75%	2.67%	2.13%
Net investment income before total return incentive fee(9)	2.28%	1.22%	0.79%	0.85%	1.47%
Net investment income	2.28%	1.22%	0.79%	0.85%	1.47%
FOOTNOTES:

(1)
The net asset value as of the beginning of the period is based on the net asset value as of December 31, 2019 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The first investors for Class S shares purchased their shares on March 31, 2020.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2020 and 2019, all of the total return incentive fees were covered by expense support.

12. Subsequent Events
Investments
In July 2020, the Company, through wholly-owned subsidiaries, acquired an approximately 75% controlling interest in the common equity of HSH for approximately $17.3 million. In addition, the Company made an approximately $24.4 million debt investment in HSH in the form of senior secured notes.
Distributions
In July 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 28, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2020, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering and Class S Private Offering. The new offering prices are effective as of July 27, 2020. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering and Class S Private Offering:

	Class A	Class T	Class D	Class I	Class S
Effective July 27, 2020:
Offering Price, Per Share	$29.49	$28.36	$26.58	$27.25	$29.02
Selling Commissions, Per Share	1.77	0.85	—	—	0.58
Placement Agent / Dealer Manager Fees, Per Share	0.74	0.50	—	—	0.44
Capital Transactions
During the period July 1, 2020 through August 12, 2020, the Company received additional net proceeds from its Offerings and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	25,306	$740,900	$(58,076)	$682,824	4,819	$129,432	30,125	$812,256	$26.96
Class T	15,786	447,700	(21,266)	426,434	1,690	45,318	17,476	471,752	26.99
Class D	5,305	141,000	—	141,000	1,563	41,262	6,868	182,262	26.54
Class I	118,505	3,229,252	—	3,229,252	4,046	109,511	122,551	3,338,763	27.24
Class S	207,241	6,004,073	(200,483)	5,803,590	—	—	207,241	5,803,590	28.00
	372,143	$10,562,925	$(279,825)	$10,283,100	12,118	$325,523	384,261	$10,608,623	$27.61
Borrowings
In July 2020, the Company entered into the 2020 Loan Agreement for the 2020 Line of Credit, further described above in Note 8. “Borrowings”. The 2020 Line of Credit has a maturity date of 364 days from July 15, 2020. The Company paid a $60,000 commitment fee to Seaside in connection with closing on the 2020 Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2020 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000 over the 364 day period. Under the 2020 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2020

are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2020 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2020 Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the 2020 Loan Agreement, in July 2020, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the 2020 Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2020 Loan Agreement above the minimum cash balance of $2.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the quarter and six months ended June 30, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarter and six months ended June 30, 2020 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K, this Quarterly Report and our subsequent quarterly reports on Form 10-Q. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's (and its portfolio companies) financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the third quarter of 2020 or thereafter.
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
Since the Public Offering became effective in March 2018 through June 30, 2020, we have received net proceeds from the Public Offering of approximately $77.8 million, including approximately $1.8 million received through our distribution reinvestment plan. As of June 30, 2020, the Public Offering price was $29.08 per Class A share, $27.98 per Class T share, $26.21 per Class D share and $26.88 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through June 30, 2020, we have incurred selling commissions and dealer manager fees of approximately $2.3 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through June 30, 2020 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $1.2 million based on actual amounts raised through the Public Offering since the Public Offering became effective through June 30, 2020. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In July 2020, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of July 27, 2020. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective July 27, 2020:
Public Offering Price, Per Share	$29.49	$28.36	$26.58	$27.25
Selling Commissions, Per Share	1.77	0.85	—	—
Dealer Manager Fees, Per Share	0.74	0.50	—	—
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
We received cumulative net proceeds from the Class FA Private Offerings of approximately $43.3 million and incurred selling commissions and placement agent fees of approximately $0.2 million. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $0.1 million based on actual amounts raised through the Class FA Private Offerings.
Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares and we commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Class S Private Offering until the earlier of: (i) the date we have sold the maximum offering amount of the Class S Private Offering or (ii) October 31, 2020. However, we reserve the right to extend the outside date of the Class S Private Offering in our sole discretion but in no event longer than an additional three full months. We may suspend or terminate the Class S Private Offering at any time in our sole discretion.

In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
Since the launch of the Class S Private Offering in March 2020 through June 30, 2020, we have received net proceeds of approximately $11.5 million and incurred selling commissions and placement agent fees of approximately $0.4 million. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $0.1 million based on actual amounts raised through the Class S Private Offering through June 30, 2020.
In July 2020, our board of directors approved a per share offering price of $29.02 for the Class S shares in the Class S Private Offering.
Portfolio and Investment Activity
As of December 31, 2019, we had invested approximately $133.3 million in four portfolio companies. During the six months ended June 30, 2020, we invested approximately $22.5 million in two additional portfolio companies.
As of June 30, 2020, we had invested in six portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company since we commenced operations (in millions):

		As of June 30, 2020
		Equity Investments		Debt Investments (1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	62%	$30.5	Senior Secured - Second Lien	16%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8	11/13/2020	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15	11/21/2025	3.4	10.0
Resolution Economics	1/2/2020	8	7.2	Senior Secured - Second Lien	15	1/2/2026	2.8	10.0
Blue Ridge	3/24/2020	18	9.9	Senior Secured - Second Lien	15	3/24/2026	2.6	12.5
			$102.2				$53.6	$155.8
FOOTNOTES:

(1)	The note purchase agreements contain customary covenants and events of default. As of June 30, 2020, all of our portfolio companies were in compliance with their respective debt covenants.

(2)	See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2020.
In July 2020, we, through wholly-owned subsidiaries, acquired a controlling interest of approximately 75% in the common equity of Healthcare Safety Holdings LLC (“HSH”) for approximately $17.3 million. In addition, we made an approximately $24.4 million debt investment in HSH in the form of senior secured notes. HSH is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
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
Concentrations of Risk
As of and for the quarter and six months ended June 30, 2020 and 2019, we had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
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
We present Adjusted EBITDA as a supplemental measure of the performance of our portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the six months ended June 30, 2020. We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our portfolio companies. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
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

Summarized Net Income to Adjusted EBITDA Reconciliations
Lawn Doctor

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Lawn Doctor (GAAP)	$1,030,452	$364,826	$854,358	$225,815
Interest and debt related expenses	1,051,108	1,098,544	2,108,144	2,187,878
Depreciation and amortization	625,170	619,186	1,248,064	1,248,860
Income tax expense (benefit)	350,815	51,053	239,315	(12,535)
Adjusted EBITDA (non-GAAP)	$3,057,545	$2,133,609	$4,449,881	$3,650,018
Polyform

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) (GAAP)	$111,432	$(199,892)	$16,336	$(194,066)
Interest and debt related expenses	736,362	728,147	1,466,307	1,448,292
Depreciation and amortization	418,727	412,120	837,019	823,564
Income tax expense (benefit)	45,000	(79,000)	8,000	(76,000)
Adjusted EBITDA (non-GAAP)	$1,311,521	$861,375	$2,327,662	$2,001,790
Roundtables (1)

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
Net loss (GAAP)	$(52,527)	$(570,533)
Interest and debt related expenses	651,532	1,299,554
Depreciation	375,619	750,641
Income tax benefit	(23,344)	(200,102)
Adjusted EBITDA (non-GAAP)	$951,280	$1,279,560
 FOOTNOTE:

(1)	We acquired Roundtables on August 1, 2019.

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
COVID-19
The Company and the operations of its portfolio companies could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19, which continues to spread throughout the United States and globally. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The Manager and Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our portfolio companies involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020 and reopened in early June 2020. As of June 30, 2020, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.
We have worked with management teams at each of our portfolio companies to implement cost reduction plans as needed to reduce or defer controllable costs, such as labor costs, marketing spend and capital expenditures. To the extent business has recovered, management teams have reversed such cost reduction plans to scale back up to increased demand as appropriate. Additionally, our portfolio companies are proactively managing working capital and drawing on revolving credit facilities as applicable. Some of our portfolio companies have experienced and could continue to experience reductions in customer demand. We expect that the government measures taken to address the spread of the virus, the reductions in production at certain facilities, and the closure of many brick and mortar retail businesses will more meaningfully impact the operations of some of our portfolio companies in future periods. The ultimate extent of the impact of the COVID-19 pandemic on the financial performance of our business (including our portfolio companies) will depend on future developments, including the duration and spread of the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted.
Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed into law, the CARES Act, an approximately $2 trillion stimulus package responding to the economic harms of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. As of June 30, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. See Item 1A “Risk Factors” in Part II of this Form 10-Q for the quarter and six months ended June 30, 2020 for additional information regarding the risks of COVID-19.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the COVID-19 pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. See “Results of Operations – Net Change in Unrealized Appreciation (Depreciation)” below for additional information regarding the impact of COVID-19 on the fair market values of our assets during the quarter and six months ended June 30, 2020. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of June 30, 2020 and December 31, 2019, we had approximately $53.8 million and $31.0 million, respectively, of cash and restricted cash.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $48.2 million and $22.5 million in net proceeds during the six months ended June 30, 2020 and 2019, respectively, from the Offerings, which excludes approximately $0.9 million and $0.3 million raised through our distribution reinvestment plan during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had approximately 939 million common shares available for sale through the Public Offering and Class S Private Offering.
Operating Activities. During the six months ended June 30, 2020 and 2019, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $2.7 million and $1.3 million, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to the following:

•	an increase in total investment income of approximately $1.2 million primarily attributable to an increase in interest earned on debt investments; and

•
a decrease in amounts due from related parties of approximately $0.2 million due to the collection from the Manager and Sub-Manager of the annual expense support receivable, partially offset by new expense support receivables related to the six months ended June 30, 2020.

Borrowings. We had not borrowed any amounts under our $20.0 million 2019 Line of Credit as of June 30, 2020. The 2019 Line of Credit matured in July 2020. In July 2020, we entered into the 2020 Loan Agreement for a 2020 Line of Credit in the same amount, as described in Note 8. “Borrowings” and Note 12. “Subsequent Events” of Item 1. “Financial Statements”. The purpose of the 2020 Line of Credit is for general Company working capital and acquisition financing purposes. The 2020 Line of Credit has a maturity date of 364 days from the effective date of the 2020 Loan Agreement.
Uses of Liquidity and Capital Resources
Investments. We used approximately $22.5 million of cash proceeds from the Offerings to purchase investments in two portfolio companies during the six months ended June 30, 2020. We did not use proceeds to purchase investments during the six months ended June 30, 2019.
Distributions. We paid distributions to our shareholders of approximately $3.3 million and $2.2 million (which excludes distributions reinvested of approximately $0.9 million and $0.3 million, respectively) during the six months ended June 30, 2020 and 2019, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $2.2 million during the six months ended June 30, 2020 to repurchase shares in accordance with our Share Repurchase Program. We did not pay for the repurchase of shares during the six months ended June 30, 2019.

Distributions Declared
During the six months ended June 30, 2020 and 2019, our board of directors declared cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$3,421,603	77.4%	$2,301,835	88.7%
Distributions in excess of net investment income(2)	1,001,586	22.6%	294,395	11.3%
Total distributions declared(3)	$4,423,189	100.0%	$2,596,230	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $1,597,728 and $826,520 for the six months ended June 30, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the six months ended June 30, 2020, includes $944,968 of distributions reinvested pursuant to our distribution reinvestment plan, of which $184,080 was reinvested in July 2020 with the payment of distributions declared in June 2020. For the six months ended June 30, 2019, includes $313,906 of distributions reinvested pursuant to our distribution reinvestment plan, of which $68,914 was reinvested in July 2019.

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
During the six months ended June 30, 2020 and 2019, we received requests for the repurchase of approximately $3.4 million and $0.3 million (125,326 shares and 11,389 shares), respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable quarters by approximately $2.7 million and $0.2 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the six months ended June 30, 2020 and 2019:

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Six Months Ended June 30, 2019	11,389	$308,038	$27.05

Class FA shares	75,393	$2,077,424	$27.55
Class A shares	4,098	109,345	26.69
Class T shares	4,710	125,510	26.65
Class I shares	41,125	1,106,976	26.92
Six Months Ended June 30, 2020	125,326	$3,419,255	$27.28

Results of Operations
As of June 30, 2020 and 2019, the fair value of our investment portfolio totaled approximately $169.9 million and $85.0 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the quarter and six months ended June 30, 2020 and 2019.
The following is a summary of our operating results for the quarter and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$2,509,061	$1,843,164	$4,805,098	$3,612,949
Total operating expenses	(1,723,520)	(1,282,161)	(2,981,223)	(2,137,634)
Expense support	990,098	610,447	1,597,728	826,520
Net investment income	1,775,639	1,171,450	3,421,603	2,301,835
Net change in unrealized appreciation on investments	6,618,272	2,170,000	3,224,610	2,451,000
Net increase in net assets resulting from operations	$8,393,911	$3,341,450	$6,646,213	$4,752,835
Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$2,156,784	$1,437,422	$4,266,075	$2,800,702
Dividend income	352,277	405,742	539,023	812,247
Total investment income	$2,509,061	$1,843,164	$4,805,098	$3,612,949
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of June 30, 2020 and 2019. As of June 30, 2020 and 2019, our weighted average annual yield on our accruing debt investments was 15.5% and 16.0%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $2.1 million and $1.2 million for the quarter ended June 30, 2020 and 2019, respectively, while interest income earned on our cash accounts was approximately $0.1 million and $0.2 million, respectively. Interest income from our debt investments was approximately $4.1 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively, while interest income earned on our cash accounts was approximately $0.2 million and $0.3 million, respectively. The increase in interest income during the quarter and six months ended June 30, 2020, as compared to the quarter and six months ended June 30, 2019, is primarily attributable to additional debt investments during the twelve months ended June 30, 2020 of approximately $22.9 million.
During each of the quarters ended June 30, 2020 and 2019, we received dividend income of approximately $0.4 million from our equity investments. We received dividend income of approximately $0.5 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively, from our equity investments in our portfolio companies.
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
Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2020 and 2019 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Organization and offering expenses	$239,758	$136,303	$461,647	$322,004
Base management fees	561,903	265,128	1,077,501	506,766
Total return incentive fees	345,381	496,660	345,381	496,660
Professional services	351,951	182,491	684,709	410,006
Pursuit costs	14,614	—	21,563	—
Director fees and expenses	52,462	53,380	103,595	111,079
General and administrative expenses	21,666	30,255	30,520	58,311
Custodian and accounting fees	41,035	61,817	82,325	123,967
Insurance expense	57,637	47,079	110,510	93,024
Distribution and shareholder servicing fees	37,113	9,048	63,472	15,817
Total operating expenses	1,723,520	1,282,161	2,981,223	2,137,634
Expense support	(990,098)	(610,447)	(1,597,728)	(826,520)
Net expenses	$733,422	$671,714	$1,383,495	$1,311,114
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include general and administrative, custodian and accounting fees, professional services, pursuit costs, base management fees, total return incentive fees, and distribution and shareholder servicing fees. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees and total return incentive fees), the number of shareholders and open accounts (transfer agency services and shareholder services, distribution and shareholder servicing fees), or the complexity of our investment processes and capital structure (professional services).
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
We expensed organization and offering expenses of approximately $0.2 million and $0.1 million during the quarter ended June 30, 2020 and 2019, respectively, and approximately $0.5 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively.
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
We incurred base management fees of approximately $0.6 million and $0.3 million during the quarter ended June 30, 2020 and 2019, respectively, and approximately $1.1 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets since June 30, 2019.

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
We recorded total return incentive fees of approximately $0.3 million during the quarter and six months ended June 30, 2020 and approximately $0.5 million during the quarter and six months ended June 30, 2019.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of $14,614 and $21,563 during the quarter and six months ended June 30, 2020, respectively. We did not incur pursuit costs during the quarter and six months ended June 30, 2019.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $0.5 million and $0.4 million during the quarters ended June 30, 2020 and 2019, respectively, and approximately $1.0 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. The increase in other operating expenses during the quarter and six months ended June 30, 2020 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and six months ended June 30, 2019.
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
We incurred distribution and shareholder servicing fees of $37,113 and $9,048 during the quarter ended June 30, 2020 and 2019, respectively, and approximately $63,472 and $15,817 during the six months ended June 30, 2020 and 2019, respectively. The increase in distribution and shareholder servicing fees during the quarter and six months ended June 30, 2020, is attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $1.0 million and $0.6 million during the quarter ended June 30, 2020 and 2019, respectively, and approximately $1.6 million and $0.8 million during the six months ended June 30, 2020 and 2019, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of June 30, 2020 for any share class which had received expense support.
Net Change in Unrealized Appreciation (Depreciation)
Unrealized appreciation (depreciation) is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the quarter and six months ended June 30, 2020, we recognized a net change in unrealized appreciation (depreciation) of approximately $6.6 million and $3.2 million, respectively, due to variability in EBITDA of our portfolio companies and changes in public market multiples. During the quarter and six months ended June 30, 2019, we recognized unrealized appreciation of approximately $2.2 million and $2.5 million, respectively, on our equity investment in Lawn Doctor as a result of Lawn Doctor’s strong performance in comparison to budgeted results.
Net Assets
During the quarter and six months ended June 30, 2020 and 2019, the change in net assets consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations	$8,393,911	$3,341,450	$6,646,213	$4,752,835
Distributions to shareholders	(2,331,838)	(1,360,259)	(4,423,189)	(2,596,230)
Capital share transactions	21,337,428	11,776,317	45,627,208	22,450,575
Change in net assets	$27,399,501	$13,757,508	$47,850,232	$24,607,180
Operations increased by approximately $5.1 million and $1.9 million during the quarter and six months ended June 30, 2020, respectively, as compared to the quarter and six months ended June 30, 2019. The increase in operations is primarily due to (i) an increase of approximately $4.5 million and $0.8 million, respectively, in the net change in unrealized appreciation and (ii) an increase in net investment income of approximately $0.6 million and $1.1 million, respectively, during the quarter and six months ended June 30, 2020.
Distributions increased approximately $1.0 million and $1.8 million during the quarter and six months ended June 30, 2020, respectively, as compared to the quarter and six months ended June 30, 2019, respectively, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $9.6 million during the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019, primarily due to (i) net proceeds raised through our Class S Private Offering of approximately $11.3 million and (ii) an increase in proceeds received through our distribution reinvestment plan of approximately $0.3 million, offset partially by a (i) decrease in proceeds received through our Class FA private offerings of approximately $0.5 million, (ii) a decrease in proceeds received through our Public Offering of approximately $0.4 million and (iii) an increase in share repurchases of approximately $1.1 million.
Capital share transactions increased approximately $23.2 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily due (i) an increase of approximately $12.6 million in sales of Class FA shares, (ii) net proceeds raised through our Class S Private Offering of approximately $11.5 million, (iii) an increase of approximately $1.6 million in sales of shares through our Public Offering and (iv) an increase of approximately $0.6 million in proceeds received through our distribution reinvestment plan. Such increases in capital share transactions during the six months ended June 30, 2020 were offset by an increase in share repurchases of approximately $3.1 million.
The following table illustrates cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable, from the date the first share was issued for each respective share class to June 30, 2020. All cumulative total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees.

	Cumulative Total Return	Period
Class FA (no sales load)	24.4%	February 7, 2018 - June 30, 2020
Class FA (with sales load)	16.3%	February 7, 2018 - June 30, 2020
Class A (no sales load)	19.9%	April 10, 2018 - June 30, 2020
Class A (with sales load)	9.8%	April 10, 2018 - June 30, 2020
Class I	21.0%	April 10, 2018 - June 30, 2020
Class T (no sales load)	16.2%	May 25, 2018 - June 30, 2020
Class T (with sales load)	10.7%	May 25, 2018 - June 30, 2020
Class D	14.7%	June 26, 2018 - June 30, 2020
Class S (no sales load)	2.8%	March 31, 2020 - June 30, 2020
Class S (with sales load)	(0.8)%	March 31, 2020 - June 30, 2020
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

Hedging Activities
As of June 30, 2020, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of June 30, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expenses Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
As of June 30, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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

We had not borrowed any money as of June 30, 2020. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At June 30, 2020, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2020, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus (“COVID-19”), could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and has created widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of the COVID-19 pandemic. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. As of June 30, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.
Outbreaks of pandemic or contagious diseases, such as the current outbreak of COVID-19, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our portfolio companies involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020 and reopened in early June 2020. As of June 30, 2020, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. Further, if the U.S. and global economy continue to slow down or consumer behavior continues to shift due to the COVID-19 outbreak (including the continued threat or perceived threat of such outbreak), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.
The Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we have acquired or may acquire.
The Public Offering is a “best efforts,” as opposed to a “firm commitment,” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our assets will increase. An investment in our shares will be subject to greater risk to the extent that we lack asset diversification. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Effective June 30, 2020, participating broker-dealers in the Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
Investors should not assume that we will sell the maximum offering amount in the Public Offering.
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

Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we participate in a co-investment opportunity with either LLCP VI or LMM Fund, which accumulates broken deal costs and if our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs with respect to a co-investment with LLCP VI and 12.5% of the broken deal costs with respect to a co-investment with LMM Fund, subject to annual review by the Sub-Manager. Additionally, on a quarterly basis, the Sub-Manager will identify third party broken deal costs for opportunities that were not presented to the Manager for prior approval but which are determined in the Sub-Manager's reasonable judgment and in a manner consistent with the Sub-Manager’s fiduciary obligations to have qualified as a potential investment opportunity for us on a direct or co-investment basis (such opportunity, a “lookback broken deal”). Subject to certain conditions, we will reimburse the Sub-Manager for our allocable portion of third party broken deal expenses incurred in connection with a lookback broken deal. Unless our Board approves otherwise, in no event will our portion of the aggregate lookback broken deal expenses exceed $75,000 on a calendar year basis.
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
Some of our businesses are and may be subject to various federal, state and foreign government employment, health, safety and products liability regulations. Compliance with these laws and regulations, which may be more stringent in some jurisdictions, is a major consideration for our businesses. Government regulators generally have considerable discretion to change or increase regulation of our operations, or implement additional laws or regulations that could materially adversely affect our businesses. For example, as manufacturer and seller of pen needle and syringes, one of our businesses, Healthcare Safety Holdings LLC (“HSH”), is subject to significant regulatory oversight from governmental authorities such as the Food and Drug Administration as well as inherent products liability risk in the event of a product failure or a personal injury caused by HSH’s products. Noncompliance with applicable regulations and requirements could subject our businesses to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. Suffering any of these consequences could materially adversely affect our financial condition, business and results of operations. In addition, responding to any action may result in a diversion of the Manager’s, the Sub-Manager’s and our executive officers’ attention and resources from our operations.
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
Certain of our businesses compete in highly competitive markets which are subject to the risk of market disruption including from the development and advancement of new technologies and there can be no assurance that our businesses will be able to compete successfully. For example, our HSH business competes in the highly competitive medical supply market. HSH’s daily use insulin pen needles, syringes and complementary offerings for the diabetes care markets compete with other needle-syringes manufacturers and other alternative drug delivery systems. The lack of product differentiation among manufacturers of traditional needles and syringes may subject HSH to downward product pricing pressures in the market. Other companies may develop new products that compete directly or indirectly with HSH’s products. A variety of new technologies, including other delivery methods such as microneedles on dissolvable patches and transdermal patches are being marketed as alternatives to injection for drug delivery. HSH’s narrow focus as a manufacturer of traditional needles and syringes products increases the risk that HSH loses market share to competing products and alternative drug delivery systems. While we currently do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future or have an adverse impact on the value of HSH.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the six months ended June 30, 2020, we sold approximately 0.6 million Class FA shares under the Class FA Private Offering and Follow-On Class FA Private Offering for net proceeds of approximately $15.7 million. We conducted the Class FA Private Offering and Follow-On Class FA Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We offered the shares in the Class FA Private Offering and are conducting the Follow-On Class FA Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. There were no selling commissions or placement agent fees for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering we paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold, except as a reduction or sales load waiver that may have applied.
During the six months ended June 30, 2020, we sold 422,130 Class S shares under the Class S Private Offering for net proceeds of approximately $11.5 million. We are currently conducting the Class S Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We are offering the shares in the Class S Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. Under the Class S Private Offering, we pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold, except as a reduction or sales load waiver that may apply.
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
The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through June 30, 2020:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	2,862,134

Aggregate amount sold (3)	$78,359,739
Payment of underwriting compensation (4)	(2,334,270)	(2,334,270)	—
Net offering proceeds to the issuer	76,025,469
Investments in portfolio companies (5)	(47,726,224)	—	(47,726,224)
Distributions to shareholders (6)	(1,581,449)	(348)	(1,581,101)
Remaining proceeds from the Offering	$26,717,796
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

(3)
Excludes approximately $1.8 million (66,732 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $11.9 million (422,130 shares) of unregistered Class S shares sold in the Class S Private Offering.

(4)
Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer on shares sold in the Public Offering; all or a portion of which may be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.

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
During the quarter ended June 30, 2020, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2020 to April 30, 2020	—	$—	—	$380,187
May 1, 2020 to May 31, 2020	—	—	—	380,187
June 1, 2020 to June 30, 2020	54,504	27.10	54,504	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2020, we received requests for the repurchase of approximately $1.5 million of our common shares, which exceeded proceeds from our distribution reinvestment plan in the first quarter of 2020 by approximately $1.1 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

10.1
Amended and Restated Loan Agreement dated July 15, 2020 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.2
Amended and Restated Promissory Note dated July 15, 2020 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.3
Amended and Restated Assignment and Pledge of Deposit Account dated July 15, 2020 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.4
Amended and Restated Guaranty dated July 15, 2020 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.5
Pledge and Security Agreement dated July 15, 2020 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2020.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)