Form 10-Q
period 2020-09-30
CNL Strategic Capital, LLC
filed 2020-11-12
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-222986
_________________________________________________________
CNL STRATEGIC CAPITAL, LLC
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	32-0503849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons		32801
450 South Orange Avenue
Orlando,	Florida
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
______________________________________________________
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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

As of November 11, 2020, the Company had 4,606,797 Class FA shares, 972,981 Class A shares, 582,686 Class T shares, 416,876 Class D shares, 1,692,656 Class I shares and 1,211,778 Class S shares outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value (amortized cost of $197,494,339 and $133,274,339, respectively)	$221,256,454	$144,195,000
Cash	31,394,998	20,954,005
Restricted cash	—	10,000,000
Receivable for shares sold	12,339,277	—
Deferred offering expenses	72,880	25,423
Net due from related parties (Note 5)	380,985	278,564
Prepaid expenses and other assets	214,371	90,631
Total assets	265,658,965	175,543,623
Liabilities
Accounts payable and other accrued expenses	361,413	325,449
Distributions payable	900,334	593,536
Payable for shares repurchased	4,258,929	223,738
Deferred tax liabilities, net	376,546	—
Payable for investments purchased	—	118,009
Total liabilities	5,897,222	1,260,732
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 and 4,274,748 shares issued, respectively; 4,606,797 and 4,255,548 shares outstanding, respectively	4,607	4,255
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 933,308 and 669,442 shares issued, respectively; 928,910 and 669,141 shares outstanding, respectively	929	669
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 575,430 and 198,662 shares issued, respectively; 570,342 and 198,662 shares outstanding, respectively	570	199
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 411,953 and 305,817 shares issued, respectively; 408,768 and 302,632 shares outstanding, respectively	409	303
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 1,616,155 and 938,296 shares issued, respectively; 1,561,206 and 928,848 shares outstanding, respectively	1,561	929
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,001,385 shares issued and outstanding as of September 30, 2020	1,001	—
Capital in excess of par value	239,022,001	164,349,125
Distributable earnings	20,730,665	9,927,411
Total Members’ Equity	$259,761,743	$174,282,891

Net assets, Class FA shares	$133,594,027	$117,637,467
Net assets, Class A shares	25,922,611	18,008,048
Net assets, Class T shares	15,900,770	5,366,259
Net assets, Class D shares	11,215,369	8,053,103
Net assets, Class I shares	44,015,021	25,218,014
Net assets, Class S shares	29,113,945	—
Total Members’ Equity	$259,761,743	$174,282,891
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest income	$2,945,998	$1,688,852	$7,212,073	$4,489,554
Dividend income	1,075,522	405,439	1,614,545	1,217,686
Total investment income	4,021,520	2,094,291	8,826,618	5,707,240
Operating Expenses
Organization and offering expenses	315,658	168,395	777,305	490,399
Base management fees	726,870	355,893	1,804,371	862,659
Total return incentive fees	2,015,130	64,005	2,360,511	560,665
Professional services	315,036	212,157	999,745	622,163
Pursuit costs	40,000	76,052	61,563	76,052
Director fees and expenses	48,546	56,461	152,141	167,540
General and administrative expenses	43,026	39,513	73,546	97,824
Custodian and accounting fees	41,487	36,420	123,812	160,387
Insurance expense	61,611	64,057	172,121	157,081
Distribution and shareholder servicing fees	46,090	12,761	109,562	28,578
Total operating expenses	3,653,454	1,085,714	6,634,677	3,223,348
Expense support	(1,559,571)	(264,325)	(3,157,299)	(1,090,845)
Net expenses	2,093,883	821,389	3,477,378	2,132,503
Net investment income	1,927,637	1,272,902	5,349,240	3,574,737
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	9,616,844	819,000	12,841,454	3,270,000
Net change in provision for taxes on unrealized appreciation on investments	(376,546)	—	(376,546)	—
Net increase in net assets resulting from operations	$11,167,935	$2,091,902	$17,814,148	$6,844,737

Common shares per share information:
Net investment income	$0.23	$0.26	$0.70	$0.81
Net increase in net assets resulting from operations	$1.33	$0.42	$2.34	$1.54
Weighted average number of common shares outstanding	8,423,505	4,930,620	7,601,149	4,438,246

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2020	8,037,928	$8,038	$209,974,650	$12,150,435	$222,133,123
Net investment income	—	—	—	1,927,637	1,927,637
Net change in unrealized appreciation on investments	—	—	—	9,616,844	9,616,844
Net change in provision for taxes on unrealized appreciation on investments	—	—	—	(376,546)	(376,546)
Distributions to shareholders	—	—	—	(2,587,705)	(2,587,705)
Issuance of common shares through the Offerings	1,166,323	1,166	32,737,358	—	32,738,524
Issuance of common shares through distribution reinvestment plan	20,911	21	568,774	—	568,795
Repurchase of common shares pursuant to share repurchase program	(147,754)	(148)	(4,258,781)	—	(4,258,929)
Balance as of September 30, 2020	9,077,408	$9,077	$239,022,001	$20,730,665	$259,761,743

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	5,349,240	5,349,240
Net change in unrealized appreciation on investments	—	—	—	12,841,454	12,841,454
Net change in provision for taxes on unrealized appreciation on investments	—	—	—	(376,546)	(376,546)
Distributions to shareholders	—	—	—	(7,010,894)	(7,010,894)
Issuance of common shares through the Offerings	2,941,880	2,941	80,907,068	—	80,910,009
Issuance of common shares through distribution reinvestment plan	53,777	54	1,443,719	—	1,443,773
Repurchase of common shares pursuant to share repurchase program	(273,080)	(273)	(7,677,911)	—	(7,678,184)
Balance as of September 30, 2020	9,077,408	$9,077	$239,022,001	$20,730,665	$259,761,743

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net increase in net assets resulting from operations	$17,814,148	$6,844,737
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(64,220,000)	(44,500,000)
Net change in unrealized appreciation on investments	(12,841,454)	(3,270,000)
Amortization of deferred offering expenses	205,307	17,630
Amortization of deferred financing costs	20,919	3,801
Increase in net due from related parties	(102,421)	(1,120,873)
(Decrease) increase in payable for investments purchased	(118,009)	126,900
Increase in accounts payable and other accrued expenses	35,964	170,983
Increase in deferred offering expenses	(252,764)	(13,450)
Increase in deferred tax liabilities, net	376,546	—
Increase in prepaid expenses and other assets	(79,559)	(74,933)
Net cash used in operating activities	(59,161,323)	(41,815,205)
Financing Activities:
Proceeds from issuance of common shares	68,570,732	39,771,325
Shares repurchased	(3,642,993)	(308,038)
Distributions paid, net of distributions reinvested	(5,260,323)	(3,448,637)
Deferred financing costs	(65,100)	(14,450)
Net cash provided by financing activities	59,602,316	36,000,200
Net increase (decrease) in cash and restricted cash	440,993	(5,815,005)
Cash and restricted cash, beginning of period	30,954,005	21,667,867
Cash and restricted cash, end of period	$31,394,998	$15,852,862
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$1,443,773	$501,157
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$900,334	$531,486
Offering costs	$109,675	$44,084
Payable for shares repurchased	$4,258,929	$337,156

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2020
(UNAUDITED)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–16.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					$42,100,000	$42,100,000

Senior Secured Note – Second Lien–13.8%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes - Second Lien					$35,942,454	$35,942,454

Total Senior Secured Notes					$78,042,454	$78,042,454

Equity–55.2%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$35,356,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,570,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	17,320,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	45,585,000
Milton Industries Inc.	Manufacturing			6,647	6,646,735	9,175,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	16,361,000
Resolution Economics, LLC	Business Services			7,166	7,165,993	8,847,000
Total Equity					$119,451,885	$143,214,000

TOTAL INVESTMENTS–85.2%					$197,494,339	$221,256,454
OTHER ASSETS IN EXCESS OF LIABILITIES–14.8%						38,505,289
NET ASSETS–100.0%						$259,761,743
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	Percentages represent fair value as a percentage of net assets for each type of investment.

(3)	As of September 30, 2020, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2019

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–10.1%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					17,700,000	17,700,000

Senior Secured Note – Second Lien–17.5%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114,338	12,114,338	12,114,338
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Total Senior Secured Notes - Second Lien					$30,467,603	$30,467,603

Total Senior Secured Notes					$48,167,603	$48,167,603

Equity–55.1%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	41,395,000
Milton Industries Inc.	Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity					$85,106,736	$96,027,397

TOTAL INVESTMENTS–82.7%					$133,274,339	$144,195,000
OTHER ASSETS IN EXCESS OF LIABILITIES–17.3%						30,087,891
NET ASSETS–100.0%						$174,282,891
FOOTNOTES:

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	Percentages represent fair value as a percentage of net assets for each type of investment.

(3)	As of December 31, 2019, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
In January 2020, the Company’s board of directors authorized the designation of Class S shares of the Company’s common stock (“Class S shares” and together with Class FA shares, “Founder shares”), and approved a private offering of Class S shares (the “Class S Private Offering”, and together with the Class FA Private Offerings and the Public Offering, the “Offerings”) of up to a maximum of $50.0 million in Class S shares. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company intends to conduct the Class S Private Offering until November 30, 2020 and has the right to extend the offering through December 31, 2020.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Risks and Uncertainties
The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.
The major disruption caused by COVID-19 significantly reduced economic activity in most of the United States resulting in a significant increase in unemployment claims.
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
Restricted Cash
The Company’s restricted cash as of December 31, 2019 consisted of escrowed funds held with an affiliate of the Sub-Manager for investment purposes. The Company had no restricted cash as of September 30, 2020.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Since inception, all distributions from equity investments have been classified as dividend income.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
The Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s condensed consolidated financial statements.
For each of the quarter and nine months ended September 30, 2020, the Company recorded a provision for taxes on unrealized appreciation on investments of approximately $0.4 million related to the Taxable Subsidiaries in the Condensed Consolidated Statements of Operations. The Company did not record a provision for taxes on unrealized appreciation on investments during the quarter and nine months ended September 30, 2019. As of September 30, 2020, $0.4 million was included in deferred tax liabilities, net on the Condensed Consolidated Statement of Assets and Liabilities primarily relating to deferred taxes on unrealized appreciation

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

on investments held in the Company’s Taxable Subsidiaries. There were no deferred tax liabilities, net recorded as of December 31, 2019.
The Company has analyzed its tax positions taken on its income tax returns for all open tax years (tax years ended December 31, 2019 and 2018), and has concluded that no provision for income tax is required in the Company’s financial statements. During each of the quarter and nine months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties.

3. Investments
During the nine months ended September 30, 2020, the Company invested in three additional portfolio companies, Resolution Economics, LLC (“Resolution Economics”), Blue Ridge ESOP Associates (“Blue Ridge”) and Healthcare Safety Holdings LLC (“HSH”), for approximately $64.2 million in aggregate.
As of September 30, 2020 and December 31, 2019, the Company’s investment portfolio is summarized as follows:

	As of September 30, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	19.0%	16.2%
Senior secured debt - second lien	35,942,454	35,942,454	16.3	13.8
Total senior debt	78,042,454	78,042,454	35.3	30.0
Equity	119,451,885	143,214,000	64.7	55.2
Total investments	$197,494,339	$221,256,454	100.0%	85.2%

	As of December 31, 2019
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$17,700,000	$17,700,000	12.3%	10.1%
Senior secured debt - second lien	30,467,603	30,467,603	21.1	17.5
Total senior debt	48,167,603	48,167,603	33.4	27.6
Equity	85,106,736	96,027,397	66.6	55.1
Total investments	$133,274,339	$144,195,000	100.0%	82.7%

Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.4% and have weighted average remaining years to maturity of 4.6 years as of September 30, 2020. The note purchase agreements contain customary covenants and events of default. As of September 30, 2020, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of September 30, 2020 and December 31, 2019, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2020 and December 31, 2019 were as follows:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Industry	September 30, 2020	December 31, 2019
Commercial and Professional Services	27.4%	39.2%
Information Services and Advisory Solutions	22.4	32.2
Healthcare Supplies	18.8	—
Hobby Goods and Supplies	14.5	21.7
Business Services	11.2	—
Manufacturing	5.7	6.9
Total	100.0%	100.0%

Geographic Dispersion(1)	September 30, 2020	December 31, 2019
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:

(1)	The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at September 30, 2020 and December 31, 2019 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the quarter and nine months ended September 30, 2020 and 2019, and summarized balance sheet data as of September 30, 2020 (unaudited) and December 31, 2019, as applicable:
Lawn Doctor, Inc. (“Lawn Doctor”)
As of September 30, 2020 and December 31, 2019, the Company owned approximately 61% and 62%, respectively, of the outstanding equity in Lawn Doctor on an undiluted basis.
Summarized Operating Data (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$7,381,115	$5,949,180	$21,669,398	$19,373,892
Expenses	(7,050,625)	(5,864,011)	(20,355,508)	(19,140,246)
Income before taxes	330,490	85,169	1,313,890	233,646
Income tax benefit (expense)	20,766	(10,795)	(218,549)	1,740
Consolidated net income	351,256	74,374	1,095,341	235,386
Net loss attributable to non-controlling interest	89,153	75,297	199,426	140,100
Net income attributable to Lawn Doctor	$440,409	$149,671	$1,294,767	$375,486
Summarized Balance Sheet Data

	September 30, 2020 (Unaudited)	December 31, 2019
Current assets	$10,049,723	$5,679,790
Non-current assets	91,639,707	96,327,351
Current liabilities	4,855,206	5,208,665
Non-current liabilities	53,518,777	52,854,284
Non-controlling interest	(378,551)	(179,125)
Stockholders’ equity	43,693,998	44,123,317

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Polyform Products, Co. (“Polyform”)
As of September 30, 2020 and December 31, 2019, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
Summarized Operating Data (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$4,644,634	$3,809,425	$12,553,781	$12,030,714
Expenses	(4,219,241)	(4,136,275)	(12,104,052)	(12,627,630)
Income (loss) before income taxes	425,393	(326,850)	449,729	(596,916)
Income tax (expense) benefit	(121,000)	93,000	(129,000)	169,000
Net income (loss)	$304,393	$(233,850)	$320,729	$(427,916)
Summarized Balance Sheet Data

	September 30, 2020 (Unaudited)	December 31, 2019
Current assets	$7,662,547	$5,917,238
Non-current assets	30,440,476	31,474,762
Current liabilities	1,764,820	1,484,148
Non-current liabilities	21,137,555	21,123,045
Stockholders’ equity	15,200,648	14,784,807
Auriemma U.S. Roundtables (“Roundtables”)
As of September 30, 2020 and December 31, 2019, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
Summarized Operating Data (Unaudited)

	Quarter Ended September 30, 2020	For the Period from August 1, 2019 (1) to September 30, 2019	Nine Months Ended September 30, 2020
Revenues	$2,810,201	$1,892,772	$8,082,921
Expenses	(2,719,686)	(2,492,653)	(8,763,041)
Income (loss) before income taxes	90,515	(599,881)	(680,120)
Income tax (expense) benefit	(25,931)	(85,028)	174,171
Net income (loss)	$64,584	$(684,909)	$(505,949)
Summarized Balance Sheet Data

	September 30, 2020 (Unaudited)	December 31, 2019
Current assets	$5,264,704	$2,495,539
Non-current assets	59,769,431	61,232,699
Current liabilities	5,601,432	3,686,652
Non-current liabilities	20,843,294	20,946,228
Stockholders’ equity	38,589,409	39,095,358
 FOOTNOTE:

(1)	The Company acquired Roundtables on August 1, 2019.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$78,042,454	$78,042,454	$—	$—	$48,167,603	$48,167,603
Equity	—	—	143,214,000	143,214,000	—	—	96,027,397	96,027,397
Total investments	$—	$—	$221,256,454	$221,256,454	$—	$—	$144,195,000	$144,195,000

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.6% - 14.0% (11.0%) 6.4x – 15.8x (11.8x) 7.0x – 14.5x (11.4x)	Decrease Increase Increase
Equity	143,214,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.6% - 14.0% (11.0%) 6.4x – 15.8x (11.8x) 7.0x – 14.5x (11.4x)	Decrease Increase Increase
Total	$221,256,454

December 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	44,814,338	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	3,353,265	Transaction Precedent	Transaction Price	N/A	N/A
Equity	89,380,662	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% - 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	6,646,735	Transaction Precedent	Transaction Price	N/A	N/A
Total	$144,195,000
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

The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
The following tables provide reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	29,874,851	34,345,149	64,220,000
Net change in unrealized appreciation (1)	—	12,841,454	12,841,454
Fair value balance as of September 30, 2020	$78,042,454	$143,214,000	$221,256,454
Change in net unrealized appreciation in investments held as of September 30, 2020 (1)	$—	$12,841,454	$12,841,454

	Nine Months Ended September 30, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Additions	12,114,338	32,385,662	44,500,000
Net change in unrealized appreciation (1)	—	3,270,000	3,270,000
Fair value balance as of September 30, 2019	$42,814,338	$87,455,662	$130,270,000
Change in net unrealized appreciation in investments held as of September 30, 2019 (1)	$—	$3,270,000	$3,270,000
 FOOTNOTE:

(1)	Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations.

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Class FA Private Offerings and the Class S Private Offering (collectively, the “Private Offerings”), and (B) 1.5% of the cumulative gross proceeds from the Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.3 million and $0.2 million in organization and offering costs based on actual amounts raised through the Offerings during the quarter ended September 30, 2020 and 2019, respectively, and approximately $0.8 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.8 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of September 30, 2020. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering and Private Offerings to the extent such costs are within the 1.5% and 1.0% limitations, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $0.7 million and $0.4 million during the quarter ended September 30, 2020 and 2019, respectively, and approximately $1.8 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $2.0 million and $0.1 million during the quarter

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

ended September 30, 2020 and 2019, respectively and approximately $2.4 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $1.6 million and $0.3 million during the quarters ended September 30, 2020 and 2019, respectively, and approximately $3.2 million and $1.1 million during the nine months ended September 30, 2020 and 2019, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of September 30, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. As of September 30, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of September 30, 2020 and 2019. Individuals and entities affiliated with the Manager and Sub-Manager received distributions from the Company of approximately $0.2 million during each of the quarters ended September 30, 2020 and 2019 and approximately $0.6 million during each of the nine months ended September 30, 2020 and 2019.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2020 and 2019 are summarized below:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2020	2019	2020	2019
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$521,847	$175,748	$1,259,218	$595,330
	Dealer manager / placement agent fees	342,204	100,707	812,539	312,910
	Distribution and shareholder servicing fees	46,090	12,761	109,562	28,578
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	307,859	173,507	824,761	486,219
	Base management fees (1)	726,870	355,893	1,804,371	862,659
	Total return incentive fees (1)	2,015,130	64,005	2,360,511	560,665
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(1,559,571)	(264,325)	(3,157,299)	(1,090,845)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	16,383	43,809	75,776	98,759
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs (1)(3)	40,000	76,052	61,563	76,052
 FOOTNOTE:

(1)	Expenses subject to Expense Support.

(2)
Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

(3)	Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Due from related parties:
Expense Support	$3,157,299	$1,372,020
Total due from related parties	3,157,299	1,372,020
Due to related parties:
Organization and offering expenses	(109,675)	(56,888)
Base management fees	(248,835)	(165,338)
Total return incentive fee	(2,360,511)	(847,863)
Reimbursement of third-party operating expenses and pursuit costs	(41,130)	(16,677)
Distribution and shareholder servicing fees	(16,163)	(6,690)
Total due to related parties	(2,776,314)	(1,093,456)
Net due from related parties	$380,985	$278,564

Other Related Party Transactions
As of December 31, 2019, an affiliate of the Sub-Manager held $10.0 million of the Company’s funds in escrow for purposes of acquiring new equity and debt investments in January 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

6. Distributions
The following table reflects the total distributions declared during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
Distribution Period(5)	Distributions Declared (1)(2)	Distributions Reinvested (3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared (1)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$2,091,351	$419,855	$1,671,496	$1,235,971	$121,011	$1,114,960
Second Quarter	2,331,838	525,113	1,806,725	1,360,259	192,894	1,167,365
Third Quarter	2,587,705	593,042	1,994,663	1,526,864	253,162	1,273,702
	$7,010,894	$1,538,010	$5,472,884	$4,123,094	$567,067	$3,556,027
FOOTNOTES:

(1)
The Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2019 - September 30, 2019 (9 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	—
January 1, 2020 - September 30, 2020 (9 record dates) (2)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167

(2)	The Company’s board of directors began declaring monthly distributions per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020.

(3)
Includes distributions reinvested in October 2020 of $208,327 related to distributions declared based on record dates in September 2020 and excludes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019.

(4)
Includes distributions reinvested in October 2019 of $92,699 related to distributions declared based on record dates in September 2019 and excluded distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.

(5)	Distributions declared are paid and reinvested monthly in arrears.
The sources of declared distributions on a GAAP basis were as follows:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$5,349,240	76.3%	$3,574,737	86.7%
Distributions in excess of net investment income(2)	1,661,654	23.7%	548,357	13.3%
Total distributions declared	$7,010,894	100.0%	$4,123,094	100.0%
FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $3,157,299 and $1,090,845 for the nine months ended September 30, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” for additional information.

(2)	Consists of distributions made from offering proceeds for the periods presented.
In September 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 29, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

7. Capital Transactions
Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1,000,000,000 of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Public Offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2020, the Public Offering price was $30.38 per Class A share, $29.18 per Class T share, $27.34 per Class D share and $28.08 per Class I share. See Note 12. “Subsequent Events” for information on changes to the Public Offering price, selling commissions and dealer manager / placement agent fees by share class.
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
Class S Private Offering
In January 2020, the Company’s board of directors authorized the designation of Class S shares and the Company commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to its Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, the Company intends to conduct the Class S Private Offering until November 30, 2020 and has the right to extend the offering through December 31, 2020.
In conjunction with the launch of the Class S Private Offering, in January 2020 the Company’s board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.
As of September 30, 2020, the purchase price for each Class S share in the Class S Private Offering was $29.97 per share.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2020 and 2019:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Nine Months Ended September 30, 2020
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company(5)	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	238,527	6,901,364	(469,087)	6,432,277	25,340	680,062	263,867	7,112,339	26.95
Class T	371,335	10,470,679	(497,357)	9,973,322	5,433	145,811	376,768	10,119,133	26.86
Class D	99,527	2,666,660	—	2,666,660	6,609	174,475	106,136	2,841,135	26.77
Class I	661,464	18,094,530	—	18,094,530	16,395	443,425	677,859	18,537,955	27.35
Class S	1,001,385	28,995,533	(937,353)	28,058,180	—	—	1,001,385	28,058,180	28.02
	2,941,880	$82,981,766	$(2,071,757)	$80,910,009	53,777	$1,443,773	2,995,657	$82,353,782	$27.49

	Nine Months Ended September 30, 2019
	Proceeds from Offerings				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load (2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	351,573	$9,582,100	$(25,675)	$9,556,425	—	$—	351,573	$9,556,425	$27.18
Class A	375,740	10,770,595	(796,265)	9,974,330	8,395	223,030	384,135	10,197,360	26.55
Class T	64,927	1,816,850	(86,300)	1,730,550	484	12,908	65,411	1,743,458	26.65
Class D	137,940	3,634,000	—	3,634,000	4,333	113,863	142,273	3,747,863	26.34
Class I	557,268	14,876,020	—	14,876,020	5,661	151,356	562,929	15,027,376	26.69
	1,487,448	$40,679,565	$(908,240)	$39,771,325	18,873	$501,157	1,506,321	$40,272,482	$26.74

FOOTNOTES:

(1)
Amounts exclude distributions reinvested in October 2020 related to the payment of distributions declared in September 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.

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

(5)
Approximately $12.3 million of net proceeds for shares sold and issued on September 30, 2020 was received in cash in October 2020. The proceeds are recorded in receivable for shares sold in the condensed consolidated statement of assets and liabilities as of September 30, 2020.

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the nine months ended September 30, 2020 and 2019, the Company received requests for the repurchase of approximately $7.7 million and $0.6 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable quarters by approximately $6.4 million and $0.4 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased by quarter during the quarter and nine months ended September 30, 2020 and 2019:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA shares	6,400	$173,824	$27.16
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Quarter Ended June 30, 2019	11,389	$308,038	$27.05

Class FA shares	12,400	$337,156	$27.19
Quarter Ended September 30, 2019	12,400	$337,156	$27.19

Class FA	54,800	$1,510,288	$27.56
Class A	2,242	59,969	26.75
Class I	13,780	371,909	26.99
Quarter Ended March 31, 2020	70,822	$1,942,166	$27.42

Class FA	20,593	$567,136	$27.54
Class A	1,856	49,376	26.60
Class T	4,710	125,510	26.65
Class I	27,345	735,067	26.88
Quarter Ended June 30, 2020	54,504	$1,477,089	$27.10

Class FA	143,000	$4,125,550	$28.85
Class T	378	10,515	27.82
Class I	4,376	122,864	28.08
Quarter Ended September 30, 2020	147,754	$4,258,929	$28.82

As of September 30, 2020 and December 31, 2019, the Company had a payable for shares repurchased of approximately $4.3 million and $0.2 million, respectively, which were paid in October 2020 and January 2020, respectively.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “2019 Loan Agreement”) with Seaside National Bank & Trust for a $20.0 million line of credit (the “2019 Line of Credit”) with an original maturity date in June 2020. The Company extended the original maturity date of the 2019 Line of Credit to July 2020.
In July 2020, the Company entered into an Amended and Restated Loan Agreement (the “2020 Loan Agreement”) and related Amended and Restated Promissory Note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a line of credit (the “2020 Line of Credit”) in the same amount. The 2020 Line of Credit has a maturity date of 364 days from July 15, 2020. The Company paid a $60,000 commitment fee to Seaside in connection with closing on the 2020 Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2020 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000 over the 364 day period. Under the 2020 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2020 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2020 Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the 2020 Loan Agreement, in July 2020, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the 2020 Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2020 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the 2020 Line of Credit as of September 30, 2020.

9. Concentrations of Risk
As of and for the quarter and nine months ended September 30, 2020 and 2019, the Company had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2020, the Company was not involved in any legal proceedings.

11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(1)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss), before expense support(2)	0.48	0.02	(0.37)	(0.02)	(0.05)	0.32
Expense support(2)(3)	0.38	0.46	0.48	0.24	0.57	0.29
Net investment income(2)	0.86	0.48	0.11	0.22	0.52	0.61
Net realized and unrealized gains, net of taxes(2)(4)	1.44	1.46	1.51	1.45	1.46	1.53
Net increase resulting from investment operations	2.30	1.94	1.62	1.67	1.98	2.14
Distributions to shareholders(5)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.63)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.63)
Net Asset Value, End of Period	$29.00	$27.91	$27.88	$27.44	$28.19	$29.07

Net assets, end of period	$133,594,027	$25,922,611	$15,900,770	$11,215,369	$44,015,021	$29,113,945
Average net assets(6)	$129,623,930	$21,522,138	$10,395,854	$9,016,541	$31,377,868	$10,863,557
Shares outstanding, end of period	4,606,797	928,910	570,342	408,768	1,561,206	1,001,385
Distributions declared	$4,372,584	$749,004	$287,345	$286,620	$1,079,390	$235,951
Total investment return based on net asset value(7)	8.38%	7.39%	6.13%	6.93%	7.47%	7.95%
Total investment return based on net asset value after total return incentive fee(7)(9)	8.38%	7.39%	6.13%	6.45%	7.47%	7.86%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Nine Months Ended September 30, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	1.40%	2.66%	4.45%	2.97%	2.96%	2.15%
Total operating expenses before expense support	2.23%	4.21%	6.06%	4.43%	4.60%	3.35%
Total operating expenses after expense support	0.88%	2.49%	4.26%	3.54%	2.49%	2.32%
Net investment income before total return incentive fee(9)	3.09%	1.79%	0.42%	1.39%	1.92%	2.34%
Net investment income	3.09%	1.79%	0.42%	0.82%	1.92%	2.16%

	Nine Months Ended September 30, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income (loss) before expense support(2)	0.65	0.31	0.08	0.31	0.27
Expense support(2)(3)	0.26	0.17	0.21	—	0.31
Net investment income(2)	0.91	0.48	0.29	0.31	0.58
Net realized and unrealized gains(2)(4)	0.72	0.76	0.76	0.73	0.76
Net increase resulting from investment operations	1.63	1.24	1.05	1.04	1.34
Distributions to shareholders(5)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)
Net Asset Value, End of Period	$27.34	$26.74	$26.84	$26.43	$26.95

Net assets, end of period	$98,389,336	$15,411,926	$2,660,195	$7,009,236	$21,768,048
Average net assets(6)	$89,502,526	$10,252,025	$1,609,822	$4,516,138	$13,289,172
Shares outstanding, end of period	3,599,033	576,279	96,863	265,162	807,710
Distributions declared	$3,113,490	$358,624	$44,932	$144,113	$461,935
Total investment return based on net asset value(7)	6.12%	4.76%	4.01%	4.04%	5.13%
Total investment return based on net asset value after total return incentive fee(7)	6.12%	4.76%	4.01%	4.04%	5.13%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	1.62%	4.04%	4.92%	3.99%	4.08%
Total operating expenses before expense support	2.22%	4.04%	4.92%	3.99%	4.24%
Total operating expenses after expense support	1.26%	3.42%	4.17%	3.99%	3.08%
Net investment income before total return incentive fee(9)	3.99%	1.79%	1.07%	1.17%	2.32%
Net investment income	3.39%	1.79%	1.07%	1.17%	2.16%
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(6)	The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.

(7)
Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related expense support. See footnote (9) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.

(8)	Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.

(9)
Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2020, all of the total return incentive fees for Class FA, Class A, Class T and Class I shares were covered by expense support and approximately 61% and 85% of total return incentive fees for Class D and Class S shares, respectively, were covered by expense support. For the nine months ended September 30, 2019, all of the total return incentive fees were covered by expense support.

12. Subsequent Events
Distributions
In October 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 27, 2020 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2020, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering and Class S Private Offering. The new offering prices are effective as of October 28, 2020. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering and Class S Private Offering:

	Class A	Class T	Class D	Class I	Class S
Effective October 28, 2020:
Offering Price, Per Share	$30.55	$29.31	$27.48	$28.24	$30.18
Selling Commissions, Per Share	1.83	0.88	—	—	0.61
Placement Agent / Dealer Manager Fees, Per Share	0.77	0.51	—	—	0.45

Investments
In October 2020, Roundtables exercised its option to extend the maturity date of its first lien senior secured note to November 2021 from November 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Capital Transactions
During the period October 1, 2020 through November 11, 2020, the Company received additional net proceeds from its Offerings and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	39,099	$1,178,000	$(85,175)	$1,092,825	4,972	$138,718	44,071	$1,231,543	$27.94
Class T	10,382	304,300	(14,454)	289,846	1,962	54,664	12,344	344,510	27.91
Class D	6,423	176,500	—	176,500	1,685	46,187	8,108	222,687	27.47
Class I	126,273	3,566,510	—	3,566,510	5,177	145,803	131,450	3,712,313	28.24
Class S	210,393	6,332,000	(204,645)	6,127,355	—	—	210,393	6,127,355	29.12
	392,570	$11,557,310	$(304,274)	$11,253,036	13,796	$385,372	406,366	$11,638,408	$28.64

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the quarter and nine months ended September 30, 2020 and 2019. Amounts as of December 31, 2019 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K and this Quarterly Report. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's (and its portfolio companies) financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the fourth quarter of 2020 or thereafter.
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
Since the Public Offering became effective in March 2018 through September 30, 2020, we have received net proceeds from the Public Offering of approximately $94.6 million, including approximately $2.3 million received through our distribution reinvestment plan. As of September 30, 2020, the Public Offering price was $30.38 per Class A share, $29.18 per Class T share, $27.34 per Class D share and $28.08 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offering.
Since the Public Offering became effective through September 30, 2020, we have incurred selling commissions and dealer manager fees of approximately $2.6 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through September 30, 2020 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $1.4 million based on actual amounts raised through the Public Offering since the Public Offering became effective through September 30, 2020. These organization and offering costs related to the Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In October 2020, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of October 28, 2020. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective October 28, 2020:
Public Offering Price, Per Share	$30.55	$29.31	$27.48	$28.24
Selling Commissions, Per Share	1.83	0.88	—	—
Dealer Manager Fees, Per Share	0.77	0.51	—	—
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
Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares and we commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent serves as placement agent for the Class S Private Offering. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We will pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. Subject to requirements under the Securities Act and the applicable state securities laws of any jurisdiction, we intend to conduct the Class S Private Offering until November 30, 2020 and have the right to extend the offering until December 31, 2020.
In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100,000,000 authorized shares of Class T shares to Class S shares, resulting in shares authorized of 7,400,000 Class FA shares, 94,660,000 Class A shares, 558,620,000 Class T shares, 94,660,000 Class D shares, 94,660,000 Class I shares and 100,000,000 Class S shares.

Since the launch of the Class S Private Offering in March 2020 through September 30, 2020, we have received net proceeds of approximately $28.1 million and incurred selling commissions and placement agent fees of approximately $0.9 million. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $0.2 million based on actual amounts raised through the Class S Private Offering through September 30, 2020.
In October 2020, our board of directors approved a per share offering price of $30.18 for the Class S shares in the Class S Private Offering.
Portfolio and Investment Activity
As of December 31, 2019, we had invested approximately $133.3 million in four portfolio companies. During the nine months ended September 30, 2020, we had invested approximately $64.2 million in three additional portfolio companies.
As of September 30, 2020, we had invested in six portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company since we commenced operations (in millions):

		As of September 30, 2020
		Equity Investments		Debt Investments (1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$30.5	Senior Secured - Second Lien	16%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8	11/13/2020	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15	11/21/2025	3.4	10.0
Resolution Economics	1/2/2020	8	7.2	Senior Secured - Second Lien	15	1/2/2026	2.8	10.0
Blue Ridge	3/24/2020	18	9.9	Senior Secured - Second Lien	15	3/24/2026	2.6	12.5
HSH	7/16/2020	75	17.3	Senior Secured - First Lien	15	7/16/2027	24.4	41.7
			$119.5				$78.0	$197.5
FOOTNOTES:

(1)	The note purchase agreements contain customary covenants and events of default. As of September 30, 2020, all of our portfolio companies were in compliance with their respective debt covenants.

(2)	See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2020.
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
Concentrations of Risk
As of and for the quarter and nine months ended September 30, 2020 and 2019, we had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X.
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
We present Adjusted EBITDA as a supplemental measure of the performance of our portfolio companies which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X for the nine months ended September 30, 2020. We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our portfolio companies. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
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

Summarized Net Income to Adjusted EBITDA Reconciliations
Lawn Doctor

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to Lawn Doctor (GAAP)	$440,409	$149,671	$1,294,767	$375,486
Interest and debt related expenses	1,036,084	1,103,302	3,144,228	3,291,180
Depreciation and amortization	624,032	631,753	1,872,096	1,880,613
Income tax (benefit) expense	(20,766)	10,795	218,549	(1,740)
Adjusted EBITDA (non-GAAP)	$2,079,759	$1,895,521	$6,529,640	$5,545,539
Polyform

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) (GAAP)	$304,393	$(233,850)	$320,729	$(427,916)
Interest and debt related expenses	742,256	736,148	2,208,563	2,184,440
Depreciation and amortization	419,417	412,704	1,256,436	1,236,268
Income tax expense (benefit)	121,000	(93,000)	129,000	(169,000)
Adjusted EBITDA (non-GAAP)	$1,587,066	$822,002	$3,914,728	$2,823,792
Roundtables

	Quarter Ended September 30, 2020	For the Period from August 1, 2019 (1) to September 30, 2019	Nine Months Ended September 30, 2020
Net income (loss) (GAAP)	$64,584	$(684,909)	$(505,949)
Interest and debt related expenses	655,355	406,667	1,954,909
Depreciation	377,395	7,123	1,128,036
Income tax expense (benefit)	25,931	85,028	(174,171)
Transaction related expenses (2)	—	1,066,814	—
Adjusted EBITDA (non-GAAP)	$1,123,265	$880,723	$2,402,825
 FOOTNOTE:

(1)	We acquired Roundtables on August 1, 2019.

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
COVID-19
The Company and the operations of its portfolio companies could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19, which continues to spread throughout the United States and globally. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The Manager and Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our portfolio companies involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020 and reopened in early June 2020. As of September 30, 2020, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.
We have worked with management teams at each of our portfolio companies to implement cost reduction plans as needed to reduce or defer controllable costs, such as labor costs, marketing spend and capital expenditures. To the extent business has recovered, management teams have reversed such cost reduction plans to scale back up to increased demand as appropriate. Additionally, our portfolio companies are proactively managing working capital and drawing on revolving credit facilities as applicable. Some of our portfolio companies have experienced and could continue to experience reductions in customer demand. We expect that the government measures taken to address the spread of the virus, the reductions in production at certain facilities, and the closure of many brick and mortar retail businesses may meaningfully impact the operations of some of our portfolio companies more than others in future periods. The ultimate extent of the impact of the COVID-19 pandemic on the financial performance of our business (including our portfolio companies) will depend on future developments, including the duration and spread of the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted.
Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed into law, the CARES Act, an approximately $2 trillion stimulus package responding to the economic harms of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. As of September 30, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. See Item 1A “Risk Factors” in Part II of this Quarterly Report for additional information regarding the risks of COVID-19.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the COVID-19 pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. See “Results of Operations – Net Change in Unrealized Appreciation” below for additional information regarding the impact of COVID-19 on the fair market values of our assets during the quarter and nine months ended September 30, 2020. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of September 30, 2020 and December 31, 2019, we had approximately $31.4 million and $31.0 million, respectively, of cash and restricted cash.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $68.6 million and $39.8 million in net proceeds during the nine months ended September 30, 2020 and 2019, respectively, from the Offerings, which excludes approximately $1.4 million and $0.5 million raised through our distribution reinvestment plan during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had approximately 938 million common shares available for sale through the Public Offering and Class S Private Offering.
Operating Activities. During the nine months ended September 30, 2020 and 2019, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $5.2 million and $2.6 million, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to the following:

•
an increase in total investment income of approximately $3.1 million primarily attributable to an increase in interest earned on debt investments, offset partially by an increase in operating expenses (excluding total return incentive fees) before expense support of approximately $1.5 million; and

•
a decrease in amounts due from related parties of approximately $1.0 million due to the collection from the Manager and Sub-Manager of the annual expense support receivable, partially offset by new expense support receivables net of total return incentive fee payables related to the nine months ended September 30, 2020.

Borrowings. We had not borrowed any amounts under our $20.0 million 2020 Line of Credit as of September 30, 2020. The 2019 Line of Credit matured in July 2020. In July 2020, we entered into the 2020 Loan Agreement for a 2020 Line of Credit in the same amount, as described in Note 8. “Borrowings” of Item 1. “Financial Statements”. The purpose of the 2020 Line of Credit is for general Company working capital and acquisition financing purposes. The 2020 Line of Credit has a maturity date of 364 days from the effective date of the 2020 Loan Agreement.
Uses of Liquidity and Capital Resources
Investments. We used approximately $64.3 million and $44.5 million of cash proceeds from the Offerings to purchase investments during the nine months ended September 30, 2020 and 2019.
Distributions. We paid distributions to our shareholders of approximately $5.3 million and $3.4 million (which excludes distributions reinvested of approximately $1.4 million and $0.5 million, respectively) during the nine months ended September 30, 2020 and 2019, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $3.6 million and $0.3 million during the nine months ended September 30, 2020 and 2019 to repurchase shares in accordance with our Share Repurchase Program.

Distributions Declared
During the nine months ended September 30, 2020 and 2019, our board of directors declared cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$5,349,240	76.3%	$3,574,737	86.7%
Distributions in excess of net investment income(2)	1,661,654	23.7%	548,357	13.3%
Total distributions declared(3)	$7,010,894	100.0%	$4,123,094	100.0%
 FOOTNOTES:

(1)
Net investment income includes expense support from the Manager and Sub-Manager of $3,157,299 and $1,090,845 for the nine months ended September 30, 2020 and 2019, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

(2)	Consists of offering proceeds for both periods presented.

(3)
For the nine months ended September 30, 2020, includes $1,538,010 of distributions reinvested pursuant to our distribution reinvestment plan, of which $208,327 was reinvested in October 2020 with the payment of distributions declared in September 2020. For the nine months ended September 30, 2019, includes $567,067 of distributions reinvested pursuant to our distribution reinvestment plan, of which $92,699 was reinvested in October 2019.

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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offering have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares, and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional Class A shares. Class S shares do not participate in the distribution reinvestment plan.
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
During the nine months ended September 30, 2020 and 2019, we received requests for the repurchase of approximately $7.7 million and $0.6 million (273,080 shares and 23,789 shares), respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable quarters by approximately $6.4 million and $0.4 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the nine months ended September 30, 2020 and 2019:

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	18,800	$510,980	$27.18
Class A shares	244	6,534	26.75
Class I shares	4,745	127,680	26.91
Nine Months Ended September 30, 2019	23,789	$645,194	$27.12

Class FA shares	218,393	$6,202,974	$28.40
Class A shares	4,098	109,345	26.69
Class T shares	5,088	136,025	26.73
Class I shares	45,501	1,229,840	27.03
Nine Months Ended September 30, 2020	273,080	$7,678,184	$28.12

Results of Operations
As of September 30, 2020 and 2019, the fair value of our investment portfolio totaled approximately $221.3 million and $130.3 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the quarter and nine months ended September 30, 2020 and 2019.
The following is a summary of our operating results for the quarter and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$4,021,520	$2,094,291	$8,826,618	$5,707,240
Total operating expenses	(3,653,454)	(1,085,714)	(6,634,677)	(3,223,348)
Expense support	1,559,571	264,325	3,157,299	1,090,845
Net investment income	1,927,637	1,272,902	5,349,240	3,574,737
Net change in unrealized appreciation on investments	9,616,844	819,000	12,841,454	3,270,000
Net change in provision for taxes on unrealized appreciation on investments	(376,546)	—	(376,546)	—
Net increase in net assets resulting from operations	$11,167,935	$2,091,902	$17,814,148	$6,844,737
Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$2,945,998	$1,688,852	$7,212,073	$4,489,554
Dividend income	1,075,522	405,439	1,614,545	1,217,686
Total investment income	$4,021,520	$2,094,291	$8,826,618	$5,707,240
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of September 30, 2020 and 2019. As of September 30, 2020 and 2019, our weighted average annual yield on our accruing debt investments was 15.4% and 16.0%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $2.9 million and $1.6 million for the quarter ended September 30, 2020 and 2019, respectively, while interest income earned on our cash accounts was approximately $0.03 million and $0.1 million, respectively. Interest income from our debt investments was approximately $7.0 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively, while interest income earned on our cash accounts was approximately $0.2 million and $0.4 million, respectively. The increase in interest income during the quarter and nine months ended September 30, 2020, as compared to the quarter and nine months ended September 30, 2019, is primarily attributable to additional debt investments during the twelve months ended September 30, 2020 of approximately $35.2 million.
During each of the quarters ended September 30, 2020 and 2019, we received dividend income of approximately $1.1 million and $0.4 million, respectively, from our equity investments. We received dividend income of approximately $1.6 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively, from our equity investments in our portfolio companies.
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
Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2020 and 2019 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Organization and offering expenses	$315,658	$168,395	$777,305	$490,399
Base management fees	726,870	355,893	1,804,371	862,659
Total return incentive fees	2,015,130	64,005	2,360,511	560,665
Professional services	315,036	212,157	999,745	622,163
Pursuit costs	40,000	76,052	61,563	76,052
Director fees and expenses	48,546	56,461	152,141	167,540
General and administrative expenses	43,026	39,513	73,546	97,824
Custodian and accounting fees	41,487	36,420	123,812	160,387
Insurance expense	61,611	64,057	172,121	157,081
Distribution and shareholder servicing fees	46,090	12,761	109,562	28,578
Total operating expenses	3,653,454	1,085,714	6,634,677	3,223,348
Expense support	(1,559,571)	(264,325)	(3,157,299)	(1,090,845)
Net expenses	$2,093,883	$821,389	$3,477,378	$2,132,503
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
We expensed organization and offering expenses of approximately $0.3 million and $0.2 million during the quarter ended September 30, 2020 and 2019, respectively, and approximately $0.8 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively.
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
We incurred base management fees of approximately $0.7 million and $0.4 million during the quarter ended September 30, 2020 and 2019, respectively, and approximately $1.8 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets since September 30, 2019.

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
We recorded total return incentive fees of approximately $2.0 million and $0.1 million during the quarter ended September 30, 2020 and 2019, respectively, and approximately $2.4 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in total return incentive fees during the quarter and nine months ended September 30, 2020 is primarily due to an increase in unrealized appreciation as compared to the same periods of 2019.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of $40,000 and $61,563 during the quarter and nine months ended September 30, 2020, respectively, and approximately $76,052 during each of the quarter and nine months ended September 30, 2019.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $0.5 million and $0.4 million during the quarters ended September 30, 2020 and 2019, respectively, and approximately $1.5 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in other operating expenses during the quarter and nine months ended September 30, 2020 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and nine months ended September 30, 2019.
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
We incurred distribution and shareholder servicing fees of $46,090 and $12,761 during the quarter ended September 30, 2020 and 2019, respectively, and approximately $109,562 and $28,578 during the nine months ended September 30, 2020 and 2019, respectively. The increase in distribution and shareholder servicing fees during the quarter and nine months ended September 30, 2020, is attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $1.6 million and $0.3 million during the quarter ended September 30, 2020 and 2019, respectively, and approximately $3.2 million and $1.1 million during the nine months ended September 30, 2020 and 2019, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of September 30, 2020 for any share class which had received expense support.
Net Change in Unrealized Appreciation on Investments
Unrealized appreciation is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the quarter and nine months ended September 30, 2020, we recognized a net change in unrealized appreciation of approximately $9.6 million and $12.8 million, respectively, due to variability in EBITDA of our portfolio companies and changes in public market multiples. Additionally, we recorded a net change in provision for taxes on unrealized appreciation of $(0.4) million during each of the quarter and nine months ended September 30, 2020 related to unrealized appreciation on investments held by our Taxable Subsidiaries. During the quarter and nine months ended September 30, 2019, we recognized unrealized appreciation of approximately $0.8 million and $3.3 million, respectively, on our equity investment in Lawn Doctor as a result of Lawn Doctor’s strong performance in comparison to budgeted results. We did not record a net change in provision for taxes on unrealized appreciation during the quarter and nine months ended September 30, 2019.
Net Assets
During the quarter and nine months ended September 30, 2020 and 2019, the change in net assets consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations	$11,167,935	$2,091,902	$17,814,148	$6,844,737
Distributions to shareholders	(2,587,705)	(1,526,864)	(7,010,894)	(4,123,094)
Capital share transactions	29,048,390	17,176,713	74,675,598	39,627,288
Change in net assets	$37,628,620	$17,741,751	$85,478,852	$42,348,931
Operations increased by approximately $9.1 million and $11.0 million during the quarter and nine months ended September 30, 2020, respectively, as compared to the quarter and nine months ended September 30, 2019. The increase in operations is primarily due to (i) an increase of approximately $8.4 million and $9.2 million, respectively, in the net change in unrealized appreciation, net of taxes and (ii) an increase in net investment income of approximately $0.7 million and $1.8 million, respectively, during the quarter and nine months ended September 30, 2020.
Distributions increased approximately $1.1 million and $2.9 million during the quarter and nine months ended September 30, 2020, respectively, as compared to the quarter and nine months ended September 30, 2019, respectively, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $11.9 million during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019, primarily due to (i) net proceeds raised through our Class S Private Offering of approximately $16.5 million, (ii) an increase in proceeds received through our Class FA Private Offerings of approximately $6.5 million and (iii) an increase in proceeds received through our distribution reinvestment plan of approximately $0.4 million, offset partially by a (i) a decrease in proceeds received through our Public Offering of approximately $5.4 million and (ii) an increase in share repurchases of approximately $3.9 million.
Capital share transactions increased approximately $35.0 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due (i) an increase of approximately $6.1 million in sales of Class FA shares, (ii) net proceeds raised through our Class S Private Offering of approximately $28.1 million, (iii) an increase of approximately $6.9 million in sales of shares through our Public Offering and (iv) an increase of approximately $0.9 million in proceeds received through our distribution reinvestment plan. Such increases in capital share transactions during the nine months ended September 30, 2020 were offset by an increase in share repurchases of approximately $7.0 million.
The following table illustrates year-to-date, trailing 12 months and cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return(1)	One Year (Trailing Twelve Months) Total Return(2)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	8.4%	10.8%	30.4%	February 7, 2018 - September 30, 2020
Class FA (with sales load)	1.3%	3.6%	21.9%	February 7, 2018 - September 30, 2020
Class A (no sales load)	7.4%	9.3%	25.5%	April 10, 2018 - September 30, 2020
Class A (with sales load)	(1.7)%	0.1%	14.8%	April 10, 2018 - September 30, 2020
Class I	7.5%	9.7%	26.6%	April 10, 2018 - September 30, 2020
Class T (no sales load)	6.1%	7.8%	21.0%	May 25, 2018 - September 30, 2020
Class T (with sales load)	1.1%	2.7%	15.3%	May 25, 2018 - September 30, 2020
Class D	6.5%	8.3%	19.7%	June 26, 2018 - September 30, 2020
Class S (no sales load)	7.9%	N/A	7.9%	March 31, 2020 - September 30, 2020
Class S (with sales load)	4.1%	N/A	4.1%	March 31, 2020 - September 30, 2020
FOOTNOTES:

(1)
For the period from January 1, 2020 to September 30, 2020 for all shares classes except Class S. For Class S, year-to-date return is calculated for the period from March 31, 2020 (the date the first Class S share was issued) to September 30, 2020.

(2)	For the period from October 1, 2019 to September 30, 2020.

(3)	For the period from the date the first share was issued for each respective share class to September 30, 2020.
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
Our shares are illiquid investments for which there currently is no secondary market. Investors should not expect to be able to resell their shares regardless of how we perform. If investors are able to sell their shares, they will likely receive less than their purchase price. Our net asset value and total returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

Hedging Activities
As of September 30, 2020, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of September 30, 2020, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $1.8 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expenses Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
As of September 30, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
We had not borrowed any money as of September 30, 2020. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At September 30, 2020, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of September 30, 2020, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, on March 27, 2020, Congress approved, and President Trump signed, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provides approximately $2 trillion in financial assistance to individuals and businesses resulting from the outbreak of the COVID-19 pandemic. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. In addition, the Trump administration has indicated that it may sign additional legislation relating to the COVID-19 pandemic. As of September 30, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The outbreak has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.
Outbreaks of pandemic or contagious diseases, such as the current outbreak of COVID-19, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our portfolio companies involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020 and reopened in early June 2020. As of September 30, 2020, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. Further, if the U.S. and global economy continue to slow down or consumer behavior continues to shift due to the COVID-19 outbreak (including the continued threat or perceived threat of such outbreak), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.
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
Effective June 30, 2020, participating broker-dealers in the Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe that it is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our business objectives.
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
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2020, we sold approximately 0.6 million Class FA shares under the Class FA Private Offering and Follow-On Class FA Private Offering for net proceeds of approximately $15.7 million. We conducted the Class FA Private Offering and Follow-On Class FA Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We offered the shares in the Class FA Private Offering and are conducting the Follow-On Class FA Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. There were no selling commissions or placement agent fees for the sale of Class FA shares under the Class FA Private Offering. Under the Follow-On Class FA Private Offering we paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold, except as a reduction or sales load waiver that may have applied.
During the nine months ended September 30, 2020, we sold 1,001,385 Class S shares under the Class S Private Offering for net proceeds of approximately $28.1 million. We are currently conducting the Class S Private Offering pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We are offering the shares in the Class S Private Offering only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder. Under the Class S Private Offering, we pay the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold, except as a reduction or sales load waiver that may apply.
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
The shares being offered can be reallocated among the different classes and between the primary Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Public Offering through September 30, 2020:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	3,449,202

Aggregate amount sold (3)	$94,880,281
Payment of underwriting compensation (4)	(2,630,969)	(2,630,969)	—
Net offering proceeds to the issuer	92,249,312
Investments in portfolio companies (5)	(70,905,585)	—	(70,905,585)
Distributions to shareholders (6)	(2,091,015)	(465)	(2,090,550)
Remaining proceeds from the Offering	$19,252,712
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

(3)
Excludes approximately $2.3 million (87,643 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $29.0 million (1,001,385 shares) of unregistered Class S shares sold in the Class S Private Offering.

(4)
Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer on shares sold in the Public Offering; all or a portion of which may be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.

(5)
Excludes approximately $126.6 million funded using proceeds from the 2018 Class FA Private Offering, Class FA Private Offering, the Follow-On Class FA Private Offering and the Class S Private Offering.

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
During the quarter ended September 30, 2020, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2020 to July 31, 2020	—	$—	—	$525,113
August 1, 2020 to August 31, 2020	—	—	—	525,113
September 1, 2020 to September 30, 2020	147,754	28.82	147,754	—
 FOOTNOTE:

(1)
Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2020, we received requests for the repurchase of approximately $4.3 million of our common shares, which exceeded proceeds from our distribution reinvestment plan in the second quarter of 2020 by approximately $3.7 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 16, 2020).

4.3	Second Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2020.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)