Form 10-K
period 2020-12-31
CNL Strategic Capital, LLC
filed 2021-03-30
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-222986
_________________________________________________________
CNL STRATEGIC CAPITAL, LLC
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	32-0503849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons
450 South Orange Avenue
Orlando,	FL	32801
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
______________________________________________________
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class
Class A Shares of Limited Liability Company Interests, $0.001 par value per share
Class FA Shares of Limited Liability Company Interests, $0.001 par value per share
Class T Shares of Limited Liability Company Interests, $0.001 par value per share
Class D Shares of Limited Liability Company Interests, $0.001 par value per share
Class I Shares of Limited Liability Company Interests, $0.001 par value per share
Class S Shares of Limited Liability Company Interests, $0.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $29.08, $27.98, $26.21 and $26.88 per Class A, Class T, Class D, and Class I shares as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2020 was 7,465,132.
As of March 29, 2021, the Company had 4,578,537 Class FA shares, 1,107,029 Class A shares, 706,358 Class T shares, 480,379 Class D shares, 2,329,068 Class I shares and 1,770,386 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2021 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2021. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

PART I
Statement Regarding Forward-Looking Information
Certain statements in this annual report on Form 10-K (this “Annual Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our businesses and other assets;
•unanticipated costs, delays and other difficulties in executing our business strategy;
•performance of our businesses and other assets relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these assets;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Manager, the Sub-Manager and their respective affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we target;
•events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, pandemics such as the novel coronavirus (“COVID-19”) pandemic or threatened or actual armed conflicts;
•the use, adequacy and availability of proceeds from our current public offering, financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;
•the timing of cash flows, if any, from our businesses and other assets;
•the ability of the Manager and the Sub-Manager to locate suitable acquisition opportunities for us and to manage and operate our businesses and other assets;
•the ability of the Manager, the Sub-Manager and their respective affiliates to attract and retain highly talented professionals;
•the ability to operate our business efficiently, manage costs (including general and administrative expenses) effectively and generate cash flow;
•the lack of a public trading market for our shares;
•the ability to make and the amount and timing of anticipated future distributions;
•estimated net asset value per share of our shares;
•the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•the degree and nature of our competition; or
•the effect of changes to government regulations, accounting rules or tax legislation.
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

Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated April 16, 2020 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report. One of the most significant factors is the ongoing and potential impact of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's (and its portfolio companies) financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in 2021 or thereafter.
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
Risk Factor Summary
An investment in our shares involves a high degree of risk. You should carefully consider the risks summarized in Item 1A. “Risk Factors” included in this report. These risks include, but are not limited to, the following:
•We may be unable to successfully implement our business and acquisition strategies or generate sufficient cash flow to make distributions to our shareholders.
•Our success will be dependent on the performance of the Manager and the Sub-Manager, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to the Initial Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs.
•We pay substantial fees and expenses to the Manager, the Sub-Manager, the Managing Dealer or their respective affiliates. These payments increase the risk that investors will not earn a profit on their investment.
•We have held our current businesses for only a short period of time and investors will not have the opportunity to evaluate the assets we acquire before we make them, which makes an investment in us more speculative. We face risks with respect to the evaluation and management of future acquisitions.
•The Initial Public Offering is a "best efforts" offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of investors’ investment in us will fluctuate with the performance of the assets we acquire.
•The shares sold in the Initial Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
•The purchase price for the shares in the Initial Public Offering is based on our most recently determined net asset value and is not based on any public trading market. While our board of directors has engaged an independent valuation firm to assist with the valuation of our businesses, the valuation of our assets is inherently subjective, and our net asset value may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•The amount of any distributions we may pay is uncertain. We may not be able to pay you distributions and our distributions may not grow over time. We may pay distributions from any source, including from cash resulting from expense support and fee deferrals and/or waivers from the Manager and the Sub-Manager as needed, and there are no limits on the amount of offering proceeds we may use to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. We believe the likelihood that we will pay distributions from sources other than cash flow from operations will be higher in the early stages of the Initial Public Offering.
•The Manager, the Sub-Manager and their respective affiliates, including our officers and some of our directors, will face conflicts of interest including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income and would reduce the amount of cash available for distribution to our shareholders. Such distributions, if any,by us to shareholders would constitute dividend income taxable to such shareholders, to the extent of our earnings and profits.
•Our board of directors may change our business and acquisition policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to you.

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
We refer to the strategy of owning both the debt and equity of our target private companies as a “private capital” strategy. We intend to target businesses that are highly cash flow generative, with annual revenues primarily between $15 million and $250 million and whose management teams seek an ownership stake in the company. Our business strategy is to acquire controlling equity interests in combination with debt positions and in doing so, provide long-term capital appreciation and current income while protecting invested capital. We seek to structure our investments with limited, if any, third-party senior leverage.
We intend for a significant majority of our total assets to be comprised of long-term controlling equity interests and debt positions in the businesses we acquire. In addition and to a lesser extent, we may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market and minority equity interests in combination with other funds managed by the Sub-Manager from co-investments with other partnerships managed by the Sub-Manager or their affiliates. We expect that these positions will comprise a minority of our total assets.
Our target businesses are expected to fall within the following industries (without limitation): business services, consumer products, education, franchising, light manufacturing / specialty engineering, non-FDA regulated healthcare and safety companies. We do not intend to acquire businesses in industries that we believe are not stable or predictable, including oil and gas, commodities, high technology, internet and e-commerce. We also do not intend to acquire businesses that at the time of our acquisition are distressed or in the midst of a turnaround.
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

Our Common Shares Offerings
Public Offerings
We commenced our initial public offering of up to $1.1 billion of shares on March 7, 2018 (the “Initial Public Offering”), which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”) as further described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Our Common Shares Offerings–Public Offerings.” Through the Initial Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Initial Public Offering (excluding sales pursuant to our distribution reinvestment plan).
As of March 29, 2021, we raised aggregate gross offering proceeds of approximately $132.0 million from the sale of common shares in the Initial Public Offering, including $3.7 million received through our distribution reinvestment plan.
On February 19, 2021, we filed a registration statement on Form S-1 (the “Follow-On Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of shares of our limited liability company interest (the “Follow-On Public Offering”). As permitted under applicable securities laws, we continue to offer our common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
Private Offerings
During the period from commencement of operations on February 7, 2018 to December 31, 2020, we offered Class FA (“Class FA”) and Class S (“Class S”) limited liability company interests (collectively, the “Founder shares”) through a combination of four private offerings (the “Private Offerings” and, together with the Initial Public Offering, the “Offerings”) only to persons that were “accredited investors,” as that person is defined under the Securities Act and Regulation D promulgated under the Securities Act, and raised aggregate gross offering proceeds of approximately $177 million. We conducted each of the Private Offerings pursuant to the applicable exemption under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. All of the Private Offerings were terminated on or before December 31, 2020.
We commenced and terminated our initial private offering of up to $85 million of Class FA shares and up to $115 million of Class A shares (the “2018 Private Offering”) in February 2018, after having raised gross proceeds of approximately $82 million (approximately 3.3 million shares). See “Item 7. Management’s Discussion of Financial Position and Results of Operations–Our Common Shares Offerings” of our Form 10-K for the year ending December 31, 2019 for additional information related to our 2018 Private Offering.
In April and June 2019, we commenced separate private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering,” respectively). The Class FA Private Offering was terminated in December 2019, after having raised gross proceeds of approximately $35 million (approximately 1.3 million shares) and the Follow-On Class FA Private Offering was terminated in March 2020, after having raised gross proceeds of approximately $8 million (approximately 0.3 million shares).
In January 2020, we commenced a private offering of up to $50 million of Class S shares (the “Class S Private Offering”). The Class S Private Offering was terminated in December 2020, after having raised gross proceeds of approximately $52 million (approximately 1.8 million shares).
For additional information on our Initial Public Offering, Follow-On Public Offering and the Private Offerings, see "Our Common Shares Offerings” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in four middle-market U.S. businesses. We have also acquired non-controlling equity interests in combination with debt positions in three additional middle-market U.S. businesses.
As of December 31, 2020, our investment portfolio consisted of investments in seven portfolio companies, each with equity and debt investments, for a total fair value of $231.2 million. As of December 31, 2019, our investment portfolio consisted of investments in four portfolio companies for a total fair value of $144.2 million. Our investment portfolio was diversified across six industries and all of our debt investments featured fixed interest rates as of December 31, 2020. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

As of December 31, 2020 and for the year then ended, we had three portfolio companies which exceeded 20% of at least one of the significance tests under Rule 3-09 of Regulation S-X. See Item 15. “Exhibits and Financial Statement Schedules” for financial statements of each of our significant portfolio companies, as defined by Regulation S-X.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
As of December 31, 2020, we had the ability to borrow up to $20.0 million under a line of credit. We had not borrowed any amounts under the line of credit during the year ended or as of December 31, 2020. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.
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
Financing a portion of the acquisition price of our assets will allow us to broaden our business by increasing the funds available for acquisition. Financing a portion of our acquisitions is not free from risk. Using borrowings requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our shareholders or other purposes. We may also be unable to refinance the borrowings at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. Certain of our borrowings may be floating rate and the effective interest rates on such borrowings will increase when the relevant interest benchmark increases.
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
Human Capital Resources
We are externally managed and as such we do not have any employees. All of our executive officers are employees of the Manager or one or more of its affiliates. The Manager has reported to us that it generally strives to have a diverse group of candidates to consider for roles. In addition, the Manager has reported that it maintains a variety of development, health and wellness and charitable programs for its personnel, including those who provide services to us.

Tax Status
We believe that we are properly characterized as a partnership for U.S. federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S. federal and state income tax at the entity level. However, the Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.
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
Risks Related to Our Shares
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

Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, the Initial Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board, our board’s fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.
The Initial Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we have acquired or may acquire.
The Initial Public Offering is a “best efforts,” as opposed to a “firm commitment” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire.
Effective June 30, 2020, participating broker-dealers in the Initial Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Initial Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Initial Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Initial Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Initial Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
Investors should not assume that we will sell the maximum offering amount of the Initial Public Offering, or any other particular offering amount in the Initial Public Offering.
The shares sold in the Initial Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the Initial Public Offering will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
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
Our board of directors intends to contemplate a liquidity event for our shareholders within six years from the date we terminate the Initial Public Offering; however, our board of directors is under no obligation to pursue or complete any particular liquidity event during this timeframe or otherwise. We expect that our board of directors, in the exercise of its fiduciary duty to our shareholders, will decide to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. There can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. A liquidity event could include, among other transactions: (i) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation; (ii) subject to an affirmative vote of a two-thirds (2/3) super-majority of our outstanding shares, a decision to continue as a perpetual-life company with a self-tender offer for a minimum of twenty-five percent (25%) of our outstanding shares; (iii) a merger or other transaction approved by our board of directors in which our shareholders will receive cash or shares of another publicly traded company; or (iv) a listing of our shares on a national securities exchange or a quotation through a national quotation system. However, there can be no assurance that we will complete a liquidity event within such time or at all.
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
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in our prospectus, we will adjust the offering price of any of the classes of our shares, effective five business days after such determination is published, to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date. Ongoing offering prices for the shares in the Initial Public Offering will take into consideration other factors such as selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.
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
Within the parameters of our valuation procedures, the valuation methodologies used to value our assets involves subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Manager, the Sub-Manager and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets that differs materially from the values that were provided by the independent valuation firm. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or net asset value-based fees we paid to the Manager, the Sub-Manager or the Managing Dealer to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for our shares in the Initial Public Offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program are generally based on our most recently determined net asset value per share, they may pay more than realizable value or receive less than realizable value for their investment.
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

The amount of any distributions we may pay is uncertain. We may not be able to pay investors distributions and our distributions may not grow over time.
Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors has declared, and intends to continue to declare cash distributions to shareholders. We intend to pay these distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve operating results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described in our prospectus. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future. We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. In the early stages of our company, we are likely to pay some, if not all, of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. Distributions on the Non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distributions and shareholder servicing fees that we are required to pay. We also believe the likelihood that distributions will be paid from sources other than cash flow from operations may be higher in the early stages of the offering. These risks will be greater for persons who acquire our shares relatively early in the Initial Public Offering, before a significant portion of the offering proceeds have been deployed. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.
Because the Managing Dealer is an affiliate of the Manager, investors will not have the benefit of an independent review of the Initial Public Offering or us customarily performed in underwritten offerings.
The Managing Dealer, CNL Securities Corp., is an affiliate of the Manager, and will not make an independent review of us or the Initial Public Offering. Accordingly, investors will have to rely on their own broker-dealer or distribution intermediary to make an independent review of the terms of the Initial Public Offering. If an investor’s broker-dealer or distribution intermediary does not conduct such a review, they will not have the benefit of an independent review of the terms of the Initial Public Offering. Further, the due diligence investigation of us by the Managing Dealer cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our shares relative to publicly traded companies.
We may be unable to use a significant portion of the net proceeds of the Initial Public Offering on acceptable terms in the timeframe contemplated by the prospectus relating to the Initial Public Offering.
Delays in using the net proceeds of the Initial Public Offering may impair our performance. We cannot assure an investor that we will be able to identify any acquisition opportunities in a manner consistent with our business strategy or that any acquisition that we make will produce a positive return. We may be unable to use the net proceeds of the Initial Public Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before we have raised sufficient funds to deploy the proceeds of the Initial Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of the Initial Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which may produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay in a manner consistent with our business strategy.

Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors in the Initial Public Offering do not have pre-emptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase in the Initial Public Offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase in the Initial Public Offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
Investors will experience substantial dilution in the net tangible book value of their shares equal to the offering costs and sales load associated with their shares and will encounter substantial on-going fees and expenses.
If investors purchase our shares in the Initial Public Offering, there are substantial fees and expenses which will be borne by the investor initially and ongoing as an investor. Also, investors will incur immediate dilution in the net tangible book value of their shares equal to the offering costs and the sales load associated with their shares. There are also certain offering costs associated with the shares in the Initial Public Offering, which will be reimbursed to the Manager and the Sub-Manager. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities.
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

Our business could be adversely affected if we fail to maintain our qualification as a venture capital operating company, or VCOC, under the Plan Asset Regulation.
We used a substantial portion of the net proceeds from the Private Offerings to acquire our businesses. We currently operate our business in a manner so that it is intended to qualify as a “venture capital operating company” (“VCOC”) under the U.S. Department of Labor regulation at 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Asset Regulation”), and therefore are not subject to the fiduciary requirements of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) with respect to our assets. However, if we fail to satisfy the requirements to qualify as a VCOC for any reason and no other exception under the Plan Asset Regulation applies, such failure could materially interfere with our activities or expose us to risks related to our failure to comply with the requirements and the fiduciary responsibility standards of ERISA would apply to us, including the requirement of investment prudence and diversification, and certain transactions that we enter into, or may have entered into, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). A non-exempt prohibited transaction, in addition to imposing potential fiduciary liabilities may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in Section 3(14) of ERISA) or “disqualified person” (as defined in Section 4975 of the Code) with whom we engaged in the transaction. Therefore, our business could be adversely affected if we fail to quality as a VCOC under the Plan Asset Regulation.
Risks Related to Our Organization and Structure
We may be unable to successfully implement our business and acquisition strategies or generate sufficient cash flow to make distributions to our shareholders.
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
Our board of directors has the authority to modify or waive our current business and acquisition policies, criteria and strategies without prior notice and without shareholder approval. In such event, we will promptly file a prospectus supplement and a current report on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current business and acquisition policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in deploying the net proceeds of the Initial Public Offering and may use the net proceeds from the Initial Public Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Initial Public Offering.

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
Provisions in our LLC Agreement may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our shares. Under our LLC Agreement, our shares have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. In addition, our LLC Agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring control of the company. These provisions include:
•restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or the DGCL;
•allowing only the company’s board of directors to fill vacancies, including newly created directorships;
•requiring that directors may be removed, with or without cause, only by a vote of a majority of the issued and outstanding shares;
•requiring advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by holders of our shares at a meeting of shareholders;
•permitting each of the Manager and Sub-Manager, respectively, to initially appoint a non-independent director and, thereafter, to nominate such non-independent director’s replacement upon such non-independent director’s failure to stand for re-election, resignation, removal from office, death or incapacity;
•our ability to issue additional securities, including securities that may have preferences or are otherwise senior in priority to our shares; and
•limitations on the ability of our shareholders to call special meetings of the shareholders.

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
If we become obligated to register the company or any of its subsidiaries as an investment company pursuant to the Investment Company Act, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
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

Risks Related to the Manager, the Sub-Manager and Their Respective Affiliates
Our success will be dependent on the performance of the Manager and the Sub-Manager and their respective affiliates, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to the Initial Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs.
The Manager was formed in August 2016 and has a limited operating history. The Sub-Manager was formed in September 2016 and has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Initial Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
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
The Manager and the Sub-Manager perform services for us in connection with the identification, selection and acquisition of our assets, and the monitoring and administration of our assets. We pay the Manager and the Sub-Manager certain fees for management services, including a base management fee that is not tied to the performance of our assets. We pay fees and commissions to the Managing Dealer in connection with the offer and sale of the shares. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services. Since the Administrator and the Sub-Administrator are affiliates of the Manager and the Sub-Manager, respectively, they may experience conflicts of interests when seeking expense reimbursement from us. Similarly, our businesses may pay fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees reduce the amount of cash available for acquisitions or distribution to our shareholders. These fees also increase the risk that the amount available for distribution to shareholders upon a liquidation of our assets would be less than the purchase price of the shares in the Initial Public Offering and that investors may not earn a profit on their investment.
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
Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we participate in a co-investment opportunity with Levine Leichtman Capital Partners VI, L.P. (“LLCP VI”), LLCP Lower Middle Market Fund, L.P. (“LMM Fund”), or LLCP Lower Middle Market Fund III, L.P. (“LMM III Fund”) which accumulates broken deal costs and if our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs with respect to a co-investment with LLCP VI, 12.5% of the broken deal costs with respect to a co-investment with LMM Fund, or 10% of the broken deal costs with respect to a co-investment with the LMM III Fund, subject to annual review by the Sub-Manager. We may similarly act as a dedicated co-investor for other private acquisition funds advised by affiliates of the Sub-Manager that are formed in the future, with our allocation percentage being determined at or prior to the time we begin pursuing co-investment opportunities with such vehicles and subject to annual review by the Sub-Manager. Additionally, on a quarterly basis, the Sub-Manager will identify third party broken deal costs for opportunities for us on a direct or co-investment basis (such opportunity, a “lookback broken deal”). Subject to approval by the Manager, we will reimburse the Sub-Manager for our allocable portion of third party broken deal expenses incurred in connection with a lookback broken deal. In the case of a lookback broken deal identified as an opportunity on a co-investment basis with LLCP VI, LMM Fund, or LMM III Fund, our allocable portion of such third party broken deal expenses will be 5%, 12.5% or 10%, respectively. Unless our board of directors approves otherwise, in no event will our portion of the aggregate lookback broken deal expenses exceed $75,000 on a calendar year basis.

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
As required by the Omnibus Guidelines, as adopted by the North American Securities Administrators Association, the Manager and the Sub-Manager and their respective affiliates have an aggregate net worth in excess of the required $11.8 million for the Initial Public Offering. However, no portion of such net worth will be available to us to satisfy any of our liabilities or other obligations. The use of our own funds to satisfy such liabilities or other obligations could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to acquire controlling interests in privately held, middle-market U.S. businesses which by their nature pose certain incremental risks as compared to public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt securities that we may hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our acquisition;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our privately held company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Manager’s and the Sub-Manager’s management may, in the ordinary course of business, be named as defendants in litigation arising from our ownership of these companies.

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
The net proceeds from the sale of our shares in the Initial Public Offering and Private Offerings will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
We rely on receipts from our businesses to make distributions to our shareholders.
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

The outbreak of highly infectious or contagious diseases, including the ongoing novel coronavirus ("COVID-19") pandemic, could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, in March 2020, Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provides approximately $2 trillion in financial assistance to individuals and businesses in response to economic harms resulting from the COVID-19 pandemic. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. As of December 31, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The pandemic has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.
Outbreaks of pandemic or contagious diseases, such as the COVID-19 pandemic, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and the Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the pandemic and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform Products, Co. (“Polyform”) temporarily closed starting in late March 2020; it subsequently reopened in early June 2020. As of December 31, 2020, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. Further, if the U.S. and global economy continue to slow down or consumer behavior continues to shift due to the COVID-19 pandemic (including the continued threat or perceived threat of such pandemic), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.

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
Certain of our businesses compete in highly competitive markets which are subject to the risk of market disruption including from the development and advancement of new technologies and there can be no assurance that our businesses will be able to compete successfully. For example, Healthcare Safety Holdings’ (“HSH”) business competes in the highly competitive medical supply market. HSH’s daily use insulin pen needles, syringes and complementary offerings for the diabetes care markets compete with other needle-syringes manufacturers and other alternative drug delivery systems. The lack of product differentiation among manufacturers of traditional needles and syringes may subject HSH to downward product pricing pressures in the market. Other companies may develop new products that compete directly or indirectly with HSH’s products. A variety of new technologies, including other delivery methods such as microneedles on dissolvable patches and transdermal patches are being marketed as alternatives to injection for drug delivery. HSH’s narrow focus as a manufacturer of traditional needles and syringes products increases the risk that HSH loses market share to competing products and alternative drug delivery systems. While we currently do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future or have an adverse impact on the value of HSH.

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
Some of our businesses are and may be subject to various federal, state and foreign government employment, health, safety and products liability regulations. Compliance with these laws and regulations, which may be more stringent in some jurisdictions, is a major consideration for our businesses. Government regulators generally have considerable discretion to change or increase regulation of our operations, or implement additional laws or regulations that could materially adversely affect our businesses. For example, as a manufacturer and seller of pen needle and syringes, one of our portfolio companies, HSH, is subject to significant regulatory oversight from governmental authorities such as the Food and Drug Administration as well as inherent products liability risk in the event of a product failure or a personal injury caused by HSH’s products. Noncompliance with applicable regulations and requirements could subject our businesses to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. Suffering any of these consequences could materially adversely affect our financial condition, business and results of operations. In addition, responding to any action may result in a diversion of the Manager’s, the Sub-Manager’s and our executive officers’ attention and resources from our operations.
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
Some of our businesses conduct business in foreign jurisdictions. Certain risks are inherent in conducting business in foreign jurisdictions, including:
•exposure to local economic conditions;
•difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•longer payment cycles for foreign customers;
•adverse currency exchange controls;
•exposure to risks associated with changes in foreign exchange rates;
•potential adverse changes in the political environment of the foreign jurisdictions or diplomatic relations of foreign countries with the United States;
•withholding taxes and restrictions on the withdrawal of foreign investments and earnings;
•export and import restrictions;
•labor relations in the foreign jurisdictions;
•difficulties in enforcing intellectual property rights; and
•required compliance with a variety of foreign laws and regulations.

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
We anticipate that most of our net assets will be used for acquisitions which will involve controlling equity interests in businesses, but we may acquire only debt and/or minority interests in certain businesses. If we do so, we will be subject to risk that such businesses may make business decisions with which we disagree, and the management of such businesses may take risks or otherwise act in ways that do not serve our best interests. As a result, such businesses may make decisions that could decrease the value of our assets. In addition, we will generally not be in a position to control any business by acquiring its debt securities.
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
In July 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting the LIBOR as a benchmark by the end of 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA’s proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.

The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. Our line of credit with United Community Bank (d/b/a Seaside Bank and Trust), originally entered into in June 2019 and as amended in July 2020 (the “2020 Line of Credit”), is, and other future financings may be, linked to this benchmark rate. Before December 31, 2021 or June 30, 2023, depending on the currency and tenor, we may need to amend the 2020 Line of Credit or other future financings that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
We, and our businesses, are subject to a variety of federal, state and international laws and other obligations regarding data protection. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing domestic and international requirements may cause us or our businesses to incur substantial costs or require us or one of our businesses to change its business practices. Any failure by us or one of our businesses to comply with its own privacy policy, applicable association rules, or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us or one of our businesses by governmental entities or others. Additionally, given the data collection and distribution focus of our Auriemma U.S. Roundtables’ (“Roundtables”) business, any failure could have a material impact on the use of its services by its customers.
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
Because we intend to continue to be taxed as a partnership for U.S. federal income tax purposes, shareholders may realize taxable income in excess of cash distributions by us. There can be no assurance that we will pay distributions at a specific rate or at all. As a result, shareholders may have to use funds from other sources to pay their tax liability.
In addition, the payment of the distribution and shareholder servicing fees over time with respect to the Class T and Class D shares will be paid from cash distributions that would otherwise be distributable to the shareholders of Class T and Class D shares. Accordingly, the Class T and Class D shareholders will receive a lower cash distribution than the Class FA, Class A, Class I and Class S shareholders as a result of economically bearing our obligation to pay such fees. Additionally, since the management and incentive fees for the Non-founder shares are higher than the management and incentive fees for the Class FA shares, the non-founder shareholders will receive a lower cash distribution than the Class FA shareholders as a result of economically bearing a greater proportionate share of our obligation to pay such fees. The payment of such fees will be specially allocated to the class of shares that are bearing these fees. Some shareholders will not be able to deduct these fees for tax purposes, which may result in shareholders’ taxable income from the Company exceeding the amount of cash distributions made to such shareholders.

If we were to become taxable as a corporation for U.S. federal income tax purposes, we would be required to pay income tax at corporate rates on our net income and would reduce the amount of cash available for distributions to our shareholders. Such distributions, if any, by us to shareholders would constitute dividend income taxable to such shareholders, to the extent of our earnings and profits.
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
While it is expected that we will operate so that we will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in our circumstances, it is possible that we will not qualify to be taxable as a partnership for any particular year. Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Our LLC Agreement provides for certain restrictions on transferability and on our ability to repurchase shares intended to ensure that we qualify as a partnership for U.S. federal income tax purposes and that we are not taxable as a publicly traded partnership. Under our LLC Agreement, prior to a listing of our shares on a national securities exchange, no transfer (including any share repurchase) of an interest may be made if it would result in our being treated as a publicly traded partnership. In addition, we may, without the consent of any shareholder, amend our LLC Agreement in order to improve, upon advice of counsel, our position in avoiding such publicly traded partnership status (and we may impose time-delay and other restrictions on recognizing transfers (including any share repurchases) as necessary to do so).
If we were treated as a publicly traded partnership for U.S. federal income tax purposes, we would nonetheless remain taxable as a partnership if 90% or more of our income for each taxable year in which we were a publicly traded partnership consisted of “qualifying income” and we were not required to register under the Investment Company Act (the “qualifying income exception”). Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Although there is no direct authority regarding whether activities similar to those conducted by us could be treated as a financial business for this purpose, the Internal Revenue Service, or the IRS, has privately ruled that interest income on loans made to subsidiaries and not to customers in connection with a banking or other financing business is qualifying income for purposes of the publicly traded partnership rules. Although private letter rulings are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings, such authority may nonetheless provide valuable indications of the IRS’s views on specific issues. In addition, to the extent that we invest in levered loans through “controlled foreign corporations” (each, a “CFC”), as discussed in “Certain U.S. Federal Income Tax Consequences-Investments in Non-U.S. Corporations,” we intend to currently distribute any Subpart F inclusions and treat such Subpart F inclusions as qualifying income for purposes of the qualifying income exception. Since our gross income will largely consist of dividend and interest income from our subsidiaries and other portfolio companies, we expect to satisfy the qualifying income exception. However, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.
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
Interest deductions on loans made to our subsidiaries and other portfolio companies may be limited, which could result in adverse tax consequences.
Our debt investments in our subsidiaries and other portfolio companies are intended to be treated as indebtedness for U.S. federal income tax purposes. If the IRS successfully recharacterized any of such debt investments as equity for U.S. federal income tax purposes, payments of interest with respect to such debt investment may be recharacterized as a dividend and would not be deductible by our subsidiary in computing its taxable income, resulting in the subsidiary potentially being subject to additional U.S. federal income tax.  Even to the extent the debt investments are respected as indebtedness for U.S. federal income tax purposes, the deduction for interest payments by each of our subsidiaries with respect to such debt investments for any taxable year is generally limited to the sum of (i) such subsidiary's business interest income and (ii) 30% of the subsidiary's "adjusted taxable income", unless the subsidiary is an electing real property trade or business. On March 27, 2020, Congress passed and former President Trump signed the CARES Act, which, among other changes, generally relaxed the business interest deduction limitation to 50% of adjusted taxable income for 2019 and 2020. The CARES Act provided that partnerships are still subject to the 30% limitation for 2019 (although the 50% limitation applied in 2020). To the extent interest deductions by our subsidiaries are limited, it could increase the U.S. federal income tax liability of our subsidiaries, reducing the amount of cash available for distribution to us, and, as a result, to our shareholders.
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
As of December 31, 2020, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
Since our Initial Public Offering went effective and through December 31, 2020, we sold shares on a continuous basis at the following prices through the Initial Public Offering:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
3/7/2018	$27.32	$26.25	$25.00	$25.00	8/27/2019	$29.17	$28.13	$26.35	$26.87
4/27/2018	27.46	26.38	25.13	25.13	9/23/2019	29.11	28.07	26.27	26.83
5/25/2018	27.50	26.41	25.16	25.23	10/28/2019	29.22	28.18	26.43	26.95
6/26/2018	27.41	26.43	25.26	25.23	11/26/2019	29.22	28.19	26.40	26.96
7/27/2018	27.73	26.69	25.41	25.40	12/23/2019	29.28	28.23	26.43	27.02
8/24/2018	28.51	27.46	26.12	26.13	1/28/2020	29.41	28.36	26.61	27.15
9/27/2018	28.74	27.70	26.28	26.35	2/28/2020	29.25	28.19	26.44	27.00
10/25/2018	28.72	27.67	26.20	26.34	3/23/2020	29.23	28.16	26.40	26.99
11/23/2018	28.69	27.64	26.11	26.33	4/28/2020	28.74	27.67	25.94	26.55
12/26/2018	28.87	27.84	26.23	26.52	5/29/2020	28.68	27.61	25.86	26.50
1/29/2019	28.90	27.86	26.23	26.55	6/22/2020	29.08	27.98	26.21	26.88
2/28/2019	28.78	27.75	26.07	26.44	7/27/2020	29.49	28.36	26.58	27.25
3/22/2019	28.89	27.86	26.15	26.57	8/27/2020	30.15	28.98	27.15	27.87
4/26/2019	28.84	27.82	26.17	26.54	9/22/2020	30.38	29.18	27.34	28.08
5/28/2019	28.97	27.95	26.24	26.67	10/28/2020	30.55	29.31	27.48	28.24
6/21/2019	29.23	28.20	26.45	26.91	11/27/2020	30.74	29.48	27.64	28.42
7/26/2019	29.22	28.18	26.46	26.91	12/22/2020	30.99	29.70	27.85	28.65
(1)    Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
During the year ended December 31, 2020, we sold 1,770,386 Class S shares under the Class S Private Offering, which was conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated thereunder, for net proceeds of approximately $50.7 million. Under the Class S Private Offering, we paid the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold, except as a reduction or sales load waiver that may have applied. We terminated the Class S Private Offering on December 31, 2020. See Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data” for additional information related to the Class S Private Offering.

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
During the quarter ended December 31, 2020, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
October 1, 2020 to October 31, 2020	—	$—	—	$593,042
November 1, 2020 to November 30, 2020	—	—	—	593,042
December 1, 2020 to December 31, 2020	68,145	28.89	68,145	—
 FOOTNOTE:
(1)    During the quarter ended December 31, 2020, we received requests for the repurchase of approximately $2.0 million of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the previous quarter by approximately $1.4 million. Our board of directors approved the use of other sources to satisfy repurchase requests in excess of proceeds received from our distribution reinvestment plan.
Holders
As of December 31, 2020, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	764
A	725
T	359
D	237
I	824
S	715
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Initial Public Offering have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional shares of Class A shares. Class S shares do not participate in the distribution reinvestment plan.

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
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Initial Public Offering is allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
Our shareholders will be taxed on their allocable share of income, even if their distributions are reinvested in additional shares of our common shares and even if no distributions are made.
Performance Graph
Not applicable.
Use of Proceeds
On March 7, 2018, the Initial Registration Statement covering the Initial Public Offering, of up to $1.1 billion shares, was declared effective under the Securities Act. The Initial Public Offering commenced on March 7, 2018, and is currently expected to continue until the Follow-On Registration Statement covering the Follow-On Public Offering is declared effective by the SEC.
Through CNL Securities Corp., the Managing Dealer for the Initial Public Offering, we are offering to the public on a best efforts basis up to $1.0 billion shares consisting of Class A shares, Class T shares, Class D shares and Class I shares.
We are also offering up to $100.0 million shares to be issued pursuant to our distribution reinvestment plan.
The shares being offered can be reallocated among the different classes and between the primary Initial Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Initial Public Offering through December 31, 2020:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	4,105,441

Aggregate amount sold (3)	$113,809,613
Payment of underwriting compensation (4)	(2,984,586)	(2,984,586)	—
Net offering proceeds to the issuer	110,825,027
Investments in portfolio companies (5)	(70,897,179)	—	(70,897,179)
Distributions to shareholders (6)	(2,726,351)	(602)	(2,725,749)
Remaining proceeds from the Offering	$37,201,497
FOOTNOTES:
(1)    Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.
(2)    We are also offering up to $100.0 million of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the Initial Public Offering and the distribution reinvestment plan.
(3)    Excludes approximately $3.0 million (111,390 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3,258,260 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.3 million (1,578,130 shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering and approximately $52.4 million (1,770,386 shares) of unregistered Class S shares sold in the Class S Private Offering.

(4)    Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.
(5)    Excludes approximately $126.6 million funded using proceeds from the 2018 Private Offering, Class FA Private Offering, Follow-On Class FA Private Offering, Class S Private Offering and a non-cash contribution from the Sub-Manager.
(6)    Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Initial Public Offering. The amounts presented above represent the net proceeds used for such purposes.

Item 6.     Selected Financial Data
Reserved.
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

Overview
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. Our investments are in businesses that have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of December 31, 2020, we had four investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of December 31, 2020. See “Factors Impacting Our Operating Results” below for additional discussion of the impact of the COVID-19 pandemic.
See Item 1. Business for additional information regarding our Manager, Sub-Manager and business objectives.

Our Common Shares Offerings
Public Offerings
On March 7, 2017, we commenced our Initial Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement. Through the Initial Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Initial Public Offering (excluding sales pursuant to our distribution reinvestment plan).
On February 19, 2021, we filed the Follow-On Registration Statement with the SEC in connection with the Follow-On Public Offering. As permitted under applicable securities laws, we continue to offer our common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
Since the Initial Public Offering became effective through December 31, 2020, we have received net proceeds from the Initial Public Offering of approximately $110.8 million, including approximately $3.0 million received through our distribution reinvestment plan. As of December 31, 2020, the public offering price was $30.99 per Class A share, $29.70 per Class T share, $27.85 per Class D share and $28.65 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Initial Public Offering.

Since the Initial Public Offering became effective through December 31, 2020, we have incurred selling commissions and dealer manager fees of approximately $3.0 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through December 31, 2020 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $1.7 million based on actual amounts raised through the Initial Public Offering since the Initial Public Offering became effective through December 31, 2020. These organization and offering costs related to the Initial Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”
In January, February and March 2021, our board of directors approved new per share public offering prices for each share class in the Initial Public Offering. The new public offering prices are effective as of January 29, 2021, February 25, 2021 and March 22, 2021, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective January 29, 2021:
Public Offering Price, Per Share	$31.43	$30.10	$28.24	$29.06
Selling Commissions, Per Share	1.89	0.90	—	—
Dealer Manager Fees, Per Share	0.78	0.53	—	—
Effective February 25, 2021:
Public Offering Price, Per Share	32.01	30.64	28.75	29.60
Selling Commissions, Per Share	1.92	0.92	—	—
Dealer Manager Fees, Per Share	0.80	0.54	—	—
Effective March 22, 2021
Public Offering Price, Per Share	32.40	31.00	29.11	29.97
Selling Commissions, Per Share	1.94	0.93	—	—
Dealer Manager Fees, Per Share	0.81	0.54	—	—
Private Offerings
We commenced and terminated our initial private offering of up to $85 million of Class FA shares and up to $115 million of Class A shares (the “2018 Private Offering”) in February 2018, after having raised gross proceeds of approximately $81.7 million (approximately 3.3 million shares). See “Item 1. Business” and Note. 7 “Capital Transactions” in Item 8. Financial Statements and Supplementary Data for additional information related to our 2018 Private Offering.
Class FA Private Offerings
In April and June 2019, we launched separate Class FA Private Offerings of up to $50.0 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering,” respectively) pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with the Placement Agent, an affiliate of the Manager. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was terminated in December 2019. Under the Follow-On Class FA Private Offering we paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold, except for any reductions or waivers that may have applied. The Follow-On Class FA Private Offering was terminated in March 2020.
In conjunction with the launch of the Class FA Private Offering in April 2019, our board of directors reclassified 4.0 million authorized shares of Class T shares to Class FA shares.

Class S Private Offering
In January 2020, our board of directors authorized the designation of Class S shares and we commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent served as placement agent for the Class S Private Offering. The Class S Private Offering was conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. We paid the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except for any reductions or waivers that may have applied. There are no ongoing distribution and shareholder servicing fees paid by the Company with respect to our Class S shares. The Class S Private Offering was terminated on December 31, 2020.
In conjunction with the launch of the Class S Private Offering, in January 2020 our board of directors reclassified 100.0 million authorized shares of Class T shares to Class S shares.
Portfolio and Investment Activity
As of December 31, 2020, we had invested in seven portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of December 31, 2020
		Equity Investments		Debt Investments(1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$30.5	Senior Secured - Second Lien	16.0%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8.0	11/13/2021	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15.0	11/21/2025	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Senior Secured - Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	18	9.9	Senior Secured - Second Lien	15.0	3/24/2026	2.6	12.5
HSH	7/16/2020	75	17.3	Senior Secured - First Lien	15.0	7/16/2027	24.4	41.7
			$119.4				$78.0	$197.4
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2020, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2020.
Our Portfolio Companies
Lawn Doctor is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. In May 2018, Lawn Doctor acquired a majority equity interest in Mosquito Hunters, a franchisor of mosquito and pest control services. Mosquito Hunters was founded in 2013, is based in Northbrook, Illinois and specializes in the eradication of mosquitos through regular spraying applications and follow-up maintenance. In May 2019, Lawn Doctor acquired a majority equity interest in Ecomaids, a franchisor of residential cleaning services. Ecomaids was founded in 2012. Ecomaids specializes in home cleaning services utilizing environmentally-friendly cleaning products and solutions. These acquisitions further Lawn Doctor’s strategy of both growing organically and also via acquisition of additional home service brands.
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
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of over 30 years among its top ten customers.
Resolution Economics, LLC (“Resolution Economics”) is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters.
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software.
HSH is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
Non-GAAP Financial Measures
This Annual Report on Form 10-K contains financial measures utilized by management to evaluate our operating performance and liquidity that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of these measures, Adjusted EBITDA and Adjusted Free Cash Flow (“FCF”), should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP. We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our portfolio companies.
You are encouraged to evaluate the adjustments to Adjusted EBITDA and Adjusted FCF, including the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Adjusted FCF, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. The presentations of Adjusted EBITDA and Adjusted FCF should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted Free Cash Flow may not be comparable to similar measures disclosures by other companies, because not all companies calculate these non-GAAP measures in the same manner. Because of these limitations and additional limitations described below, Adjusted EBITDA and Adjusted FCF should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA and Adjusted FCF only as supplemental measures.
Additionally, we provide our proportionate share of each non-GAAP measure because our ownership percentage of each portfolio company varies. We urge investors to consider our ownership percentage of each portfolio company when evaluating the results of each of our portfolio companies.
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
We present Adjusted EBITDA as a supplemental measure of the performance of our portfolio companies because we believe it assists investors in comparing the performance of such businesses across reporting periods on a consistent basis by excluding items that we do not believe are indicative of their core operating performance.

We define Adjusted EBITDA as net income (loss), plus (i) interest expense, net, and loan cost amortization, (ii) taxes and (iii) depreciation and amortization, as further adjusted for certain other non-recurring items that we do not consider indicative of the ongoing operating performance of our portfolio companies. These further adjustments are itemized below. Our proportionate share of Adjusted EBITDA is calculated based on our equity ownership percentage at period end.
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
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH(1)	Other(2)
Net income (loss) (GAAP)	$1,287,306	$1,139,552	$693,454	$(1,583,514)	$(7,830,358)
Interest and debt related expenses	4,169,309	2,944,711	2,598,676	1,721,146	15,656,397
Depreciation and amortization	2,500,608	1,691,957	1,506,983	1,855,966	8,353,573
Income tax expense (benefit)	371,274	468,750	(1,443,128)	(109,000)	(3,117,173)
Transaction related expenses(3)	—	—	—	1,241,182	5,779,935
Adjusted EBITDA (non-GAAP)	$8,328,497	$6,244,970	$3,355,985	$3,125,780	$18,842,374

Our Ownership Percentage	61%	87%	81%	75%	13%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$5,118,694	$5,441,242	$2,710,293	$2,329,019	$1,977,232

	Year Ended December 31, 2019(4)
	Lawn Doctor	Polyform	Roundtables(5)
Net loss (GAAP)	$(429,111)	$(359,241)	$(1,004,642)
Interest and debt related expenses	4,361,517	2,920,588	1,043,334
Depreciation and amortization	2,499,175	1,651,906	618,462
Income tax benefit	(142,104)	(140,000)	(335,795)
Transaction related expenses(3)	—	—	—
Adjusted EBITDA (non-GAAP)	$6,289,477	$4,073,253	$321,359

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$3,868,028	$3,547,803	$259,658

 FOOTNOTES:
(1)Results for HSH are for the period from July 16, 2020 (the date we acquired our investments in HSH) to December 31, 2020.
(2)Includes results for our co-investments in which we own a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the period presented unless otherwise noted. Results for Resolution Economics are for the period from January 2, 2020 (the date we acquired our investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis). Results for Blue Ridge are for the period from March 24, 2020 (the date we acquired our investments in Blue Ridge) to December 31, 2020. Our ownership percentage represents the average ownership percentage of our co-investments.
(3)Transaction related expenses are non-recurring.
(4)Excludes results for our co-investment in which we own a minority equity interest (Milton) for the period from November 21, 2019 (the date we acquired our investments in Milton) to December 31, 2019 as this information is de minimis.
(5)Results for Roundtables are for the period from August 1, 2019 (the date we acquired our investments in Roundtables) to December 31, 2019.

Adjusted Free Cash Flow
We monitor Adjusted FCF to measure the liquidity of our portfolio companies. We present Adjusted FCF as a supplemental measure of the performance of our portfolio companies since such measure reflects the cash generated by the operating activities of our portfolio companies and to the extent such cash is not distributed to us, it generally represents cash used by the portfolio companies for the repayment of debt, investing in expansions or acquisitions, reserve requirements or other corporate uses by such portfolio companies, and such uses reduce our potential need to make capital contributions to the portfolio companies for our proportionate share of cash needed for such items. We use Adjusted FCF as a key factor in our planning for, and consideration of, acquisitions, the payment of dividends and share repurchases.
We define Adjusted FCF as cash from operating activities less capital expenditures, net of proceeds from the sale of property and equipment, of our portfolio companies, as further adjusted for certain non-recurring items. These further adjustments are itemized below. Our proportionate share of Adjusted FCF is calculated based on our equity ownership percentage at period end. Adjusted FCF does not represent cash available to our business except to the extent it is distributed to us, and to the extent actually distributed to us, we may not have control in determining the timing and amount of distributions from our portfolio companies, and therefore, we may not receive such cash.
Adjusted FCF has limitations as an analytical tool. Some of these limitations are: (i) Adjusted FCF does not account for future contractual commitments; (ii) Adjusted FCF excludes required debt service payments; (iii) Adjusted FCF does not reflect the impact of certain cash charges resulting from matters we do not consider to be indicative of the on-going operations of our portfolio companies; and (iv) other companies in similar industries as our portfolio companies may calculate Adjusted FCF differently, limiting its usefulness as a comparative measure. This non-GAAP measure should not be considered in isolation, as a measure of residual cash flow available for discretionary purposes or as an alternative to operating cash flows presented in accordance with GAAP.
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH(1)	Other(2)
Cash provided by operating activities (GAAP)	$6,924,963	$2,106,748	$2,152,388	$1,604,417	$1,507,092
Capital expenditures(3)	(41,153)	(425,089)	(79,926)	(113,228)	(484,898)
Adjusted FCF (non-GAAP)	$6,883,810	$1,681,659	$2,072,462	$1,491,189	$1,022,194

Our Ownership Percentage	61%	87%	81%	75%	13%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$4,230,790	$1,465,229	$1,673,720	$1,111,085	$454,883

	Year Ended December 31, 2019(4)
	Lawn Doctor	Polyform	Roundtables(5)
Cash provided by (used in) operating activities (GAAP)	$658,396	$1,764,361	$(3,525,769)
Capital expenditures(3)	(413,562)	(241,652)	(7,536)
Deferred revenue adjustment(6)	—	—	3,415,000
Adjusted FCF (non-GAAP)	$244,834	$1,522,709	$(118,305)

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$150,573	$1,326,280	$(95,590)
 FOOTNOTES:
(1)Results for HSH are for the period from July 16, 2020 (the date we acquired our investments in HSH) to December 31, 2020.
(2)Includes results for our co-investments in which we own a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the period presented unless otherwise noted. Results for Resolution Economics are for the period from January 2, 2020 (the date we acquired our investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis). Results for Blue Ridge are for the period from March 24, 2020 (the date we acquired our investments in Blue Ridge) to December 31, 2020. Our ownership percentage represents the average ownership percentage of our co-investments.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
(4)Excludes results for our co-investment in which we own a minority equity interest (Milton) for the period from November 21, 2019 (the date we acquired our investments in Milton) to December 31, 2019 as this information is de minimis.
(5)Results for Roundtables are for the period from August 1, 2019 (the date we acquired our investments in Roundtables) to December 31, 2019.

(6)Represents a non-recurring adjustment in the year of acquisition for Roundtables. Roundtables receives annual subscription dues in the beginning of the year for calendar year subscriptions. Roundtables collected a significant portion of receivables from customers for the 2019 calendar year prior to our acquisition date which pertained to revenues earned during the period from August 1, 2019 (the date we acquired our investments in Roundtables) to December 31, 2019.
Our aggregate proportionate share of Adjusted FCF was approximately $8.9 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

Factors Impacting Our Operating Results
We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. We will be dependent upon the earnings of and cash flow from the businesses that we acquire to meet our operating and management fee expenses and to make distributions. These earnings and cash flows, net of any minority interests in these businesses, will be available:
•first, to meet our management fees and corporate overhead expenses; and
•second, to fund business operations and to make distributions to our shareholders.
COVID-19
The Company and the operations of its portfolio companies could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19, which continues to spread throughout the United States and globally. The global impact of the outbreak rapidly evolved and many countries, including the United States, reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The Manager and Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our portfolio companies involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility or loss in business for such retail store due to COVID-19 would have an adverse impact on product sales. For example, as a result of the outbreak and a “stay-at-home” order issued by the state of Illinois, the manufacturing facility used by Polyform temporarily closed starting in late March 2020; it subsequently reopened in early June 2020. As of December 31, 2020, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.
We have worked with management teams at each of our portfolio companies to implement cost reduction plans as needed to reduce or defer controllable costs, such as labor costs, marketing spend and capital expenditures. To the extent business has recovered, management teams have reversed such cost reduction plans to scale back up to increased demand as appropriate. Additionally, our portfolio companies are proactively managing working capital and drawing on revolving credit facilities as applicable. Some of our portfolio companies have experienced and could continue to experience reductions in customer demand. We expect that the government measures taken to address the spread of the virus, the reductions in production at certain facilities, and the closure of many brick and mortar retail businesses may impact the operations of some of our portfolio companies more than others in future periods. The ultimate extent of the impact of the COVID-19 pandemic on the financial performance of our business (including our portfolio companies) will depend on future developments, including the duration and spread of the COVID-19 pandemic, and the overall economy, all of which are highly uncertain and cannot be predicted.

Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, in March 2020, Congress approved, and former President Trump signed into law, the CARES Act, which provided approximately $2 trillion in financial assistance to individuals and businesses in response to the economic harm resulting from the COVID-19 pandemic. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in additional financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program originally provided for under the CARES Act. As of December 31, 2020, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Payroll Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. See Item 1A. “Risk Factors” for additional information regarding the risks of COVID-19.
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

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make additional investments in our portfolio companies, make distributions to our shareholders and fund our operations. Our primary sources of cash will generally consist of:
•the net proceeds from the Offerings;
•distributions and interest earned from our assets;
•expense support; and
•proceeds from sales of assets and principal repayments from our assets.

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
As of December 31, 2020 and December 31, 2019, we had approximately $82.7 million and $31.0 million, respectively, of cash and restricted cash. Additional information related to the period from February 7, 2018 to December 31, 2018, is included in our Form 10-K filed with the SEC on March 26, 2020.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $122.1 million, $67.2 million and $96.9 million in net proceeds (4.4 million shares, 2.5 million and 3.9 million shares, respectively) during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively, from our Offerings, which excludes approximately $2.1 million (77,522 shares), $0.8 million (30,024 shares) and $0.1 million (3,844 shares) raised through our distribution reinvestment plan during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. Additionally, the amount raised during the period from February 7, 2018 to December 31, 2018 included a $2.4 million non-cash contribution by an affiliate of the Sub-Manager, as described in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2020, we had approximately 938 million authorized common shares remaining for sale.
Operating Activities. During the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $9.3 million, $3.9 million and $4.4 million, respectively.
The increase in operating cash flows (excluding amounts related to purchases of investments) during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to the following:
•an increase in total investment income of approximately $6.3 million, offset partially by an increase in organization and offering expenses of approximately $0.5 million, base management fees of approximately $1.3 million, and professional fees of approximately $0.6 million; and
•an increase in amounts due to related parties, net of changes in expense support and total return incentive fees, of approximately $1.5 million.
The decrease in operating cash flows (excluding amounts related to purchases of investments) during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018, was primarily attributable to:
•an increase in base management fees of approximately $0.6 million and an increase in professional services expense of approximately $0.2 million, offset by an increase in total investment income of approximately $1.3 million primarily attributable to an increase in interest earned on debt investments; and
•an increase in expense support receivable due to from related parties of approximately $1.0 million.
Borrowings. In June 2019, we, through a wholly-owned subsidiary, entered into a loan agreement for a $20.0 million line of credit (the “2019 Line of Credit”). The 2019 Line of Credit matured in July 2020. We did not borrow any amounts under the 2019 Line of Credit. In July 2020, we entered into an Amended and Restated Loan Agreement in the same amount, as described in Note 8. “Borrowings” of Item 8. “Financial Statements”. The purpose of the 2020 Line of Credit is for general Company working capital and acquisition financing purposes. The 2020 Line of Credit has a maturity date of June 14, 2021. We had not borrowed any amounts under the 2020 Line of Credit as of December 31, 2020.
Uses of Liquidity and Capital Resources
Investments. We used approximately $64.3 million, $56.4 million and $74.4 million of cash proceeds from our Offerings to purchase investments during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.

Distributions. We paid distributions to our shareholders of approximately $7.4 million, $4.8 million and $3.1 million (which excludes distributions reinvested of approximately $2.1 million, $0.8 million and $0.1 million, respectively) during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We received requests for the repurchase of shares in accordance with our Share Repurchase Program of approximately $9.6 million (341,225 shares) and $0.9 million (32,133 shares) during the years ended December 31, 2020 and 2019, respectively, of which approximately $7.9 million and $0.6 million was paid during the years ended December 31, 2020 and 2019, respectively. The Share Repurchase Program became effective in March 2019 so we did not repurchase shares during the period from February 7, 2018 to December 31, 2018.

Distributions Declared
In January 2019, our board of directors began declaring cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. During the year ended December 31, 2020, our board of directors declared monthly distributions totaling approximately $9.9 million, of which approximately $7.7 million was paid to shareholders and $2.2 million was reinvested through the distribution reinvestment plan described below (including amounts paid and reinvested in January 2021 of approximately $0.8 million and $0.2 million, respectively). For the year ended December 31, 2020, our distribution rates ranged from 3.3% to 4.7%.
During the year ended December 31, 2019, our board of directors declared monthly distributions totaling approximately $5.8 million, of which approximately $4.9 million was paid to shareholders and $0.9 million was reinvested through the distribution reinvestment plan (including amounts paid and reinvested in January 2020 of approximately $0.5 million and $0.1 million). For the year ended December 31, 2019, our distribution rates ranged from 3.5% to 4.7%.
During the period from February 7, 2018 to December 31, 2018, our board of directors declared cash distributions to shareholders based on weekly record dates, and such distributions were paid monthly in arrears. Our board of directors declared 43 weekly distributions starting March 7, 2018 through and including December 28, 2018, totaling approximately $3.5 million, of which approximately $3.4 million was paid to shareholders and $0.1 million was reinvested through the distribution reinvestment plan during the period from February 7, 2018 to December 31, 2018.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Period from February 7, 2018 to December 31, 2018
	Amount	% of Distributions Declared	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$7,493,472	75.5%	$4,981,264	85.2%	$3,389,372	96.3%
Distributions in excess of net investment income(2)	2,435,881	24.5%	864,320	14.8%	128,930	3.7%
Total distributions declared(3)	$9,929,353	100.0%	$5,845,584	100.0%	$3,518,302	100.0%
 FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $3,301,473, $1,372,020 and $389,774 for the years ended December 31, 2020 and 2019 and for the period from February 7, 2018 to December 31, 2018, respectively. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.
(2)     Consists of offering proceeds for both periods presented.
(3)    For the year ended December 31, 2020, includes $2,240,547 of distributions reinvested pursuant to our distribution reinvestment plan, of which $244,845 was reinvested in January 2021 with the payment of distributions declared in December 31, 2020. For the year ended December 31, 2019, includes $886,408 of distributions reinvested pursuant to our distribution reinvestment plan, of which $114,090 was reinvested in January 2020. For the period from February 7, 2018 to December 31, 2018, includes $126,625 of distributions reinvested pursuant to our distribution reinvestment plan, of which $26,789 was reinvested in January 2019.

Distribution amounts and sources of distributions declared vary among share classes. We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are made on all classes of our shares at the same time. Amounts distributed are allocated among each class in proportion to the number of shares of each class outstanding. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distribution and shareholder servicing fees that we are required to pay. Additionally, distributions on the Non-founder shares may be lower than distributions on Founder shares because we are required to pay higher management and total return incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all.
See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding distributions, including per share amounts declared per share class for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Initial Public Offering have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional shares of Class A shares. Class S shares do not participate in the distribution reinvestment plan.
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
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Initial Public Offering is allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
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
During the years ended December 31, 2020 and 2019, we received requests for the repurchase of approximately $9.6 million (341,225 shares) and $0.9 million (32,133 shares) of our common shares, respectively, which exceeded proceeds received from our distribution reinvestment plan for the applicable periods by approximately $7.8 million and $0.3 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	Shares Repurchased	Total Consideration	Average Price Paid per Share	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	246,653	$7,037,470	$28.53	19,200	$521,971	$27.19
Class A shares	4,580	123,038	26.86	300	8,040	26.76
Class T shares	25,774	721,226	27.98	—	—	—
Class D shares	1,156	32,212	27.85	3,185	84,175	26.43
Class I shares	63,062	1,732,971	27.48	9,448	254,746	26.96
Total	341,225	$9,646,917	$28.27	32,133	$868,932	$27.04

Results of Operations
Since we commenced operations on February 7, 2018, we have acquired seven portfolio companies using the net proceeds from our Offerings. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
The following table summarizes our operating results for the years ended December 31, 2020 and 2019 and for the period from February 7, 2018 to December 31, 2018:

	Year Ended December 31,		Period from February 7, 2018 to December 31,
	2020	2019	2018
Total investment income	$14,453,851	$8,138,307	$6,792,445
Total operating expenses	(10,261,852)	(4,529,063)	(3,792,847)
Expense support	3,301,473	1,372,020	389,774
Net investment income	7,493,472	4,981,264	3,389,372
Net change in unrealized appreciation on investments, net of tax	22,552,891	5,195,000	5,725,661
Net increase in net assets resulting from operations	$30,046,363	$10,176,264	$9,115,033
Investment Income
Investment income consisted of the following for the years ended December 31, 2020 and 2019 and for the period from February 7, 2018 to December 31, 2018:

	Year Ended December 31,		Period from February 7, 2018 to December 31,
	2020	2019	2018
Interest income	$10,341,158	$6,382,429	$4,616,133
Dividend income	4,112,693	1,755,878	2,176,312
Total investment income	$14,453,851	$8,138,307	$6,792,445
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of December 31, 2020, 2019 and 2018. As of December 31, 2020, 2019 and 2018, our weighted average annual yield on our accruing debt investments was 15.4%, 15.6% and 16.0%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.1 million, $5.9 million and $4.5 million for the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively, while interest income earned on our cash accounts was approximately $0.2 million, $0.5 million, and $0.1 million, respectively. The increase in interest income during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to additional debt investments during the year ended December 31, 2020 of approximately $29.9 million. The increase in interest income during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018 was primarily attributable to additional debt investments during the year ended December 31, 2019 of approximately $17.5 million.
Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Since we commenced operations on February 7, 2018, all distributions we received from our portfolio companies have been classified as dividend income. Dividend income increased approximately $2.4 million during the year ended December 31, 2020, as compared to year ended December 31, 2019. Dividend income decreased approximately $0.4 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018.
Our total investment income for the year ended December 31, 2020, resulted in cash yields ranging from 2.5% to 10.9% based on our investment cost, as compared to 1.8% to 10.9% for the year ended December 31, 2019.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of investments that we expect to acquire from existing cash, borrowings and an expected increase in capital available for investment using proceeds from our Offerings.

Operating Expenses
Our operating expenses for the years ended December 31, 2020 and 2019 and for the period from February 7, 2018 to December 31, 2018 were as follows:

	Year Ended December 31,		Period from February 7, 2018 to December 31,
	2020	2019	2018
Organization and offering expenses	$1,106,111	$643,814	$933,598
Base management fees	2,596,842	1,327,920	722,233
Total return incentive fees	4,150,562	847,863	1,015,228
Professional services	1,397,606	786,610	510,197
Pursuit costs	154,727	76,052	—
Director fees and expenses	201,671	214,000	173,756
General and administrative expenses	106,702	184,100	168,810
Custodian and accounting fees	170,298	191,814	140,242
Insurance expense	212,321	210,490	122,009
Distribution and shareholder servicing fees	165,012	46,400	6,774
Total operating expenses	10,261,852	4,529,063	3,792,847
Expense support	(3,301,473)	(1,372,020)	(389,774)
Net expenses	$6,960,379	$3,157,043	$3,403,073
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
We expensed organization and offering expenses of approximately $1.1 million, $0.6 million and $0.9 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The changes in organization and offering expenses are directly correlated to gross offering proceeds received from our Offerings of approximately $125.3 million, $68.4 million and $97.4 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.
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
We incurred base management fees of approximately $2.6 million, $1.3 million and $0.7 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The increase in base management fees was primarily attributable to the increase in our average gross assets which were approximately $189.0 million, $102.8 million and $76.1 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.

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
We incurred total return incentive fees of approximately $4.2 million, $0.8 million and $1.0 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The increase in total return incentive fees during the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to an increase in the net change in unrealized appreciation on investments of approximately $17.4 million. The decrease in total return incentive fees during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018, was primarily attributable to a decrease in the net change in unrealized appreciation on investments of approximately $0.5 million.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews. We incurred pursuit costs of approximately $0.1 million during each of the years ended December 31, 2020 and 2019. We did not incur pursuit costs during the period from February 7, 2018 to December 31, 2018.
Other Operating Expenses
Other operating expenses (consisting of professional services, director fees and expenses, general and administrative expenses, custodian and accounting fees, and insurance expense) were approximately $2.1 million, $1.6 million and $1.1 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The increases in other operating expenses during the years ended December 31, 2020 and 2019 as compared to the preceding years was primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments each year.
Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive a distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares sold in the Initial Public Offering (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share.
We incurred distribution and shareholder servicing fees of $165,012, $46,400 and $6,774 during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The increase in distribution and shareholder servicing fees during the years ended December 31, 2020 and 2019 as compared to the preceding years is attributable to an increase in Class T and Class D shareholders.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $3.3 million, $1.4 million and $0.4 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.

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
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of December 31, 2020 for any share class which had received expense support.
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
During the years ended December 31, 2020 and 2019, we recognized a net change in unrealized appreciation of approximately $22.8 million, $5.2 million and $5.7 million, respectively, due to growth in EBITDA of our portfolio companies and changes in public market multiples. Additionally, we recorded a net change in provision for taxes on unrealized appreciation of $(0.3) million during the year ended December 31, 2020 related to unrealized appreciation on investments held by our Taxable Subsidiaries. We did not record a net change in provision for taxes on unrealized appreciation during the year ended December 31, 2019 or the period from February 7, 2018 to December 31, 2018.
Net Assets
During the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, the net increase in net assets consisted of the following:

	Year Ended December 31,		Period from February 7, 2018 to December 31,
	2020	2019	2018
Operations	$30,046,363	$10,176,264	$9,115,033
Distributions to shareholders	(9,929,353)	(5,845,584)	(3,518,302)
Capital share transactions	114,563,007	67,122,401	97,033,079
Net increase in net assets	$134,680,017	$71,453,081	$102,629,810
Operations increased by approximately $19.9 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in operations was primarily due to an increase of approximately $17.4 million in the net change in unrealized appreciation on investments, net of taxes, and an increase of approximately $2.5 million in net investment income during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Operations increased by approximately $1.1 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018. The increase in operations was primarily due to an increase of approximately $1.6 million in net investment income, offset by a decrease of approximately $0.5 million in the net change in unrealized appreciation on investments during the year ended December 31, 2019 as compared to the period from February 7, 2018 to December 31, 2018.
Distributions increased approximately $4.1 million and $2.3 million during the years ended December 31, 2020 and 2019, as compared to the year ended December 31, 2019 and the period from February 7, 2018 to December 31, 2018, respectively, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $47.4 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase was primarily due an increase in net proceeds received through our Offerings of approximately $54.9 million and an increase of approximately $1.3 million in amounts received through our distribution reinvestment plan. Capital share transactions were reduced during the year ended December 31, 2020 as a result of an increase in share repurchases of approximately $8.8 million under the Share Repurchase Program.
Capital share transactions decreased approximately $29.9 million during the year ended December 31, 2019, as compared to the period from February 7, 2018 to December 31, 2018. The decrease was primarily due to a decrease in net proceeds received through the Offerings of approximately $29.7 million, offset partially by an increase of approximately $0.7 million in amounts received through our distribution reinvestment plan. Capital share transactions were also reduced during the year ended December 31, 2019 as a result of the repurchasing of approximately $0.9 million in shares under the Share Repurchase Program, which became effective in March 2019. No shares were repurchased in 2018.
Total Returns
The following table illustrates year-to-date and cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return(1)	Cumulative Total Return	Cumulative Total Return Period
Class FA (no sales load)	13.2%	36.1%	February 7, 2018 to December 31, 2020
Class FA (with sales load)	5.8%	27.2%	February 7, 2018 to December 31, 2020
Class A (no sales load)	11.9%	30.8%	April 10, 2018 - December 31, 2020
Class A (with sales load)	2.4%	19.6%	April 10, 2018 - December 31, 2020
Class I	12.0%	31.9%	April 10, 2018 - December 31, 2020
Class T (no sales load)	10.1%	25.6%	May 25, 2018 - December 31, 2020
Class T (with sales load)	4.9%	19.6%	May 25, 2018 - December 31, 2020
Class D	10.7%	24.4%	June 26, 2018 - December 31, 2020
Class S (no sales load)	12.8%	12.8%	March 31, 2020 - December 31, 2020
Class S (with sales load)	8.9%	8.9%	March 31, 2020 - December 31, 2020
 FOOTNOTE:
(1)     For Class S, year-to-date return is calculated for the period from March 31, 2020 (the date the first Class S share was issued) to December 31, 2020.
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

Hedging Activities
As of December 31, 2020, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
If, on the last business day of the calendar year, there are Excess Operating Funds, we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. As of December 31, 2020, the amount of Expense Support collected from the Manager and Sub-Manager was $1.8 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
As of December 31, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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

Inflation
Inflation may affect the fair value of our investments or affect the performance of our portfolio companies. As inflation increases, the fair value of our portfolio companies could decline. Additionally, during periods of inflation, income and expenses of our portfolio companies may increase, including interest expense that our portfolio companies pay on variable rate third part debts. Any increases in income may not be sufficient to cover increases in expenses of our portfolio companies.

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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2020, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market comparables approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.
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

U.S. Federal and State Income Taxes
We believe that we are properly characterized as a partnership for U.S. federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S. federal and state income tax at the entity level. However, the Company holds certain equity investments in Taxable Subsidiaries. The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

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
We had not borrowed any money as of December 31, 2020. However, to the extent that we borrow money to make investments, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2020, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.         Financial Statements and Supplementary Data

CNL STRATEGIC CAPITAL, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2020 and the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2020 and the period from February 7, 2018 (Commencement of Operations) to December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Charlotte, North Carolina
March 30, 2021

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $197,457,113 and $133,274,339, respectively)	$231,197,454	$144,195,000
Cash	82,688,211	20,954,005
Restricted cash	—	10,000,000
Deferred offering expenses	61,549	25,423
Net due from related parties (Note 5)	—	278,564
Prepaid expenses and other assets	130,161	90,631
Total assets	314,077,375	175,543,623
Liabilities
Accounts payable and other accrued expenses	385,083	325,449
Net due to related parties (Note 5)	1,476,458	—
Distributions payable	1,017,405	593,536
Payable for shares repurchased	1,968,732	223,738
Deferred tax liability, net	266,789	—
Payable for investments purchased	—	118,009
Total liabilities	5,114,467	1,260,732
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 and 4,274,748 shares issued, respectively; 4,578,537 and 4,255,548 shares outstanding, respectively	4,579	4,255
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 1,039,257 and 669,442 shares issued, respectively; 1,034,377 and 669,141 shares outstanding, respectively	1,034	669
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 680,446 and 198,662 shares issued, respectively; 654,672 and 198,662 shares outstanding, respectively	655	199
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 458,065 and 305,817 shares issued, respectively; 453,724 and 302,632 shares outstanding, respectively	454	303
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 2,039,062 and 938,296 shares issued, respectively; 1,966,552 and 928,848 shares outstanding, respectively	1,967	929
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,770,386 shares issued and outstanding as of December 31, 2020	1,770	—
Capital in excess of par value	278,908,028	164,349,125
Distributable earnings	30,044,421	9,927,411
Total Members’ Equity	$308,962,908	$174,282,891

Net assets, Class FA shares	$137,237,594	$117,637,467
Net assets, Class A shares	29,747,587	18,008,048
Net assets, Class T shares	18,771,713	5,366,259
Net assets, Class D shares	12,813,290	8,053,103
Net assets, Class I shares	57,147,617	25,218,014
Net assets, Class S shares	53,245,107	—
Total Members’ Equity	$308,962,908	$174,282,891
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Period from February 7, 2018 to December 31, 2018
Investment Income
Interest income	$10,341,158	$6,382,429	$4,616,133
Dividend income	4,112,693	1,755,878	2,176,312
Total investment income	14,453,851	8,138,307	6,792,445
Operating Expenses
Organization and offering expenses	1,106,111	643,814	933,598
Base management fees	2,596,842	1,327,920	722,233
Total return incentive fees	4,150,562	847,863	1,015,228
Professional services	1,397,606	786,610	510,197
Pursuit costs	154,727	76,052	—
Director fees and expenses	201,671	214,000	173,756
General and administrative expenses	106,702	184,100	168,810
Custodian and accounting fees	170,298	191,814	140,242
Insurance expense	212,321	210,490	122,009
Distribution and shareholder servicing fees	165,012	46,400	6,774
Total operating expenses	10,261,852	4,529,063	3,792,847
Expense support	(3,301,473)	(1,372,020)	(389,774)
Net expenses	6,960,379	3,157,043	3,403,073
Net investment income	7,493,472	4,981,264	3,389,372
Net change in unrealized appreciation on investments	22,819,680	5,195,000	5,725,661
Net change in provision for taxes on unrealized appreciation on investments	(266,789)	—	—
Net increase in net assets resulting from operations	$30,046,363	$10,176,264	$9,115,033

Common shares per share information:
Net investment income	$0.93	$1.05	$1.00
Net increase in net assets resulting from operations	$3.72	$2.15	$2.68
Weighted average number of common shares outstanding	8,084,469	4,727,789	3,404,903
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of February 7, 2018	8,000	$8	$199,992	$—	$200,000
Net investment income	—	—	—	3,389,372	3,389,372
Net change in unrealized appreciation on investments	—	—	—	5,725,661	5,725,661
Distributions to shareholders	—	—	—	(3,518,302)	(3,518,302)
Issuance of common shares through the Offerings	3,850,671	3,850	96,929,393	—	96,933,243
Issuance of common shares through distribution reinvestment plan	3,844	4	99,832	—	99,836
Balance as of December 31, 2018	3,862,515	$3,862	$97,229,217	$5,596,731	$102,829,810
Net investment income	—	—	—	4,981,264	4,981,264
Net change in unrealized appreciation on investments	—	—	—	5,195,000	5,195,000
Distributions to shareholders	—	—	—	(5,845,584)	(5,845,584)
Issuance of common shares through the Offerings	2,494,425	2,495	67,189,731	—	67,192,226
Issuance of common shares through distribution reinvestment plan	30,024	30	799,077	—	799,107
Repurchase of common shares pursuant to share repurchase program	(32,133)	(32)	(868,900)	—	(868,932)
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	7,493,472	7,493,472
Net change in unrealized appreciation on investments, net of tax	—	—	—	22,552,891	22,552,891
Distributions to shareholders	—	—	—	(9,929,353)	(9,929,353)
Issuance of common shares through the Offerings	4,367,120	4,367	122,095,764	—	122,100,131
Issuance of common shares through distribution reinvestment plan	77,522	78	2,109,715	—	2,109,793
Repurchase of common shares pursuant to share repurchase program	(341,225)	(341)	(9,646,576)	—	(9,646,917)
Balance as of December 31, 2020	10,458,248	$10,459	$278,908,028	$30,044,421	$308,962,908

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Period from February 7, 2018 to December 31, 2018
Operating Activities:
Net increase in net assets resulting from operations	$30,046,363	$10,176,264	$9,115,033
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(64,182,774)	(56,500,000)	(74,374,339)
Net change in unrealized appreciation on investments	(22,819,680)	(5,195,000)	(5,725,661)
Amortization of deferred offering expenses	250,174	25,531	668,846
Amortization of deferred financing costs	37,328	7,443	—
Increase (decrease) in net due to (from) related parties	1,755,022	(1,060,846)	782,282
(Decrease) increase in payable for investments purchased	(118,009)	118,009	—
Increase in accounts payable and other accrued expenses	59,634	42,593	282,856
Increase in deferred offering expenses	(286,300)	(36,520)	(682,963)
Increase in deferred tax liabilities, net	266,789	—	—
Increase in prepaid expenses and other assets	(11,758)	(12,791)	(70,833)
Net cash used in operating activities	(55,003,211)	(52,435,317)	(70,004,779)
Financing Activities:
Proceeds from issuance of common shares	122,100,131	67,192,226	94,533,243
Payment on repurchases of common shares	(7,901,923)	(645,194)	—
Distributions paid, net of distributions reinvested	(7,395,691)	(4,811,127)	(3,060,280)
Deferred financing costs	(65,100)	(14,450)	—
Net cash provided by financing activities	106,737,417	61,721,455	91,472,963
Net increase in cash and restricted cash	51,734,206	9,286,138	21,468,184
Cash and restricted cash, beginning of period	30,954,005	21,667,867	199,683
Cash and restricted cash, end of period	$82,688,211	$30,954,005	$21,667,867
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$2,109,793	$799,107	$99,836
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,017,405	$593,536	$358,186
Offering costs	$122,779	$56,888	$66,894
Payable for shares repurchased	$1,968,732	$223,738	$—
Non-cash contribution from an affiliate of the Sub-Manager	$—	$—	$2,400,000
Non-cash purchase of investments	$—	$—	$(2,400,000)

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–13.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Note - First Lien					42,100,000	42,100,000
Senior Secured Note – Second Lien–11.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries, Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Note - Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					78,042,454	78,042,454
Equity–49.6%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$37,272,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,877,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	18,186,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	48,685,000
Milton Industries, Inc.	Manufacturing			6,647	6,646,735	10,090,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	19,502,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,543,000
Total Equity					119,414,659	153,155,000
TOTAL INVESTMENTS–74.8%					$197,457,113	$231,197,454
OTHER ASSETS IN EXCESS OF LIABILITIES–25.2%						77,765,454
NET ASSETS–100.0%						$308,962,908
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each type of investment.
(3)    As of December 31, 2020, the Company owned a controlling interest in this portfolio company.
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2019

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–10.1%
Auriemma U.S Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2020	$2,000,000	$2,000,000	$2,000,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Note - First Lien					17,700,000	17,700,000
Senior Secured Note – Second Lien–17.5%
Auriemma U.S Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries, Inc.	Manufacturing	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Total Senior Secured Note - Second Lien					30,467,603	30,467,603
Total Senior Secured Notes					48,167,603	48,167,603
Equity–55.1%
Auriemma U.S Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$32,385,662
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	41,395,000
Milton Industries, Inc.	Manufacturing			6,647	6,646,735	6,646,735
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	15,600,000
Total Equity					85,106,736	96,027,397
TOTAL INVESTMENTS–82.7%					$133,274,339	$144,195,000
OTHER ASSETS IN EXCESS OF LIABILITIES–17.3%						30,087,891
NET ASSETS–100.0%						$174,282,891
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
FOR THE YEAR ENDED DECEMBER 31, 2020

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
The Company intends to target businesses that are highly cash flow generative, with annual revenues primarily between $15 million and $250 million and whose management teams seek an ownership stake in the company. The Company’s business strategy is to acquire controlling equity interests in combination with debt positions and in doing so, provide long-term capital appreciation and current income while protecting invested capital. The Company seeks to structure its investments with limited, if any, third-party senior leverage.
The Company intends for a significant majority of its total assets to be comprised of long-term controlling equity interests and debt positions in the businesses it acquires. In addition and to a lesser extent, the Company may acquire other debt and minority equity positions, which may include acquiring debt in the secondary market and minority equity interests in combination with other funds managed by the Sub-Manager from co-investments with other partnerships managed by the Sub-Manager or their affiliates. The Company expects that these positions will comprise a minority of its total assets.
The Company commenced operations on February 7, 2018, following a private offering of approximately $81.7 million (the “2018 Private Offering”) of its Class FA limited liability company interests (the “Class FA shares”). The Company is currently offering and selling shares of its limited liability company interests (the “Initial Public Offering”) pursuant to a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). Through its Initial Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”). On February 19, 2021, the Company filed a registration statement on Form S-1 (the “Follow-On Registration Statement”) with the SEC in connection with the proposed offering of shares of our limited liability company interest (the “Follow-On Public Offering”). As permitted under applicable securities laws, the Company will continue to offer its common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
In April and June 2019, the Company launched separate Class FA private offerings of up to $50.0 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering”, respectively; collectively, the “Class FA Private Offerings”) pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(c) of Regulation D promulgated under the Securities Act. The Class FA Private Offering was closed in December 2019 and the Follow-On Class FA Private Offering closed in March 2020.
In January 2020, the Company’s board of directors authorized the designation of Class S shares of the Company’s common stock, $0.001 par value per share (“Class S shares” and together with Class FA shares “Founder shares”), and approved a private offering of Class S shares (the “Class S Private Offering”) of up to a maximum of $50.0 million in Class S shares. The Class S Private Offering is being conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Class S Private Offering closed in December 2020.
See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” for additional information related to the Offerings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
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
Risks and Uncertainties
The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of COVID-19 has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.
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

Cash
Cash consists of demand deposits at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
Restricted Cash
The Company’s restricted cash as of December 31, 2019 consisted of escrowed funds held with an affiliate of the Sub-Manager for investment purposes. The Company had no restricted cash as of December 31, 2020.
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
FOR THE YEAR ENDED DECEMBER 31, 2020
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
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Company will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on investments will reflect the change in asset values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
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
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. Since inception, all distributions from equity investments have been classified as dividend income.
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
FOR THE YEAR ENDED DECEMBER 31, 2020
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
Distribution and Shareholder Servicing Fees
Under the Initial Public Offering, the Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in its statements of operations as they are incurred.
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
FOR THE YEAR ENDED DECEMBER 31, 2020
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
For the year ended December 31, 2020, the Company recorded a provision for taxes on unrealized appreciation on investments of approximately $0.3 million related to the Taxable Subsidiaries in the Condensed Consolidated Statements of Operations. The Company did not record a provision for taxes on unrealized appreciation on investments during the year ended December 31, 2019 or the period from February 7, 2018 to December 31, 2018. As of December 31, 2020, $0.3 million was included in deferred tax liabilities, net on the Condensed Consolidated Statement of Assets and Liabilities, which includes a deferred tax asset of $0.1 million and a deferred tax liability of approximately $(0.4) million, primarily relating to deferred taxes on unrealized appreciation.
During the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, the Company did not incur any interest or penalties.

3. Investments
During the year ended December 31, 2019, the Company invested in two portfolio companies, Roundtable Equity Holdings LLC and Subsidiary (“Roundtables”) and Milton Industries, Inc. (“Milton”), for approximately $56.5 million in aggregate.
During the year ended December 31, 2020, the Company invested in three additional portfolio companies, Resolution Economics, LLC (“Resolution Economics”), Blue Ridge ESOP Associates (“Blue Ridge”) and Healthcare Safety Holdings LLC (“HSH”), for approximately $64.2 million in aggregate.
As of December 31, 2020 and December 31, 2019, the Company’s investment portfolio is summarized as follows:

	As of December 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	18.2%	13.6%
Senior secured debt - second lien	35,942,454	35,942,454	15.6	11.6
Total senior debt	78,042,454	78,042,454	33.8	25.2
Equity	119,414,659	153,155,000	66.2	49.6
Total investments	$197,457,113	$231,197,454	100.0%	74.8%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020

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
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.4% and have weighted average remaining years to maturity of 4.4 years as of December 31, 2020. The note purchase agreements contain customary covenants and events of default. As of December 31, 2020, all of the Company’s portfolio companies were in compliance with the Company’s debt covenants.
As of December 31, 2020 and December 31, 2019, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2020 and December 31, 2019 were as follows:

Industry	December 31, 2020	December 31, 2019
Commercial and Professional Services	27.5%	39.2%
Information Services and Advisory Solutions	22.3	32.2
Healthcare Supplies	18.4	—
Hobby Goods and Supplies	15.2	21.7
Business Services	10.8	—
Manufacturing	5.8	6.9
Total	100.0%	100.0%

Geographic Dispersion(1)	December 31, 2020	December 31, 2019
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:
(1)The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at December 31, 2020 and December 31, 2019 were denominated in U.S. dollars.
Summarized Portfolio Company Financial Statement Information
The Company had four portfolio companies which individually met at least one of the significance tests under Rule 4-08(g) of Regulation S-X (“Rule 4-08(g)”) for the years ended December 31, 2020 and 2019. In addition, the Company’s remaining individually insignificant portfolio companies met the significance tests under Rule 4-08(g) on an aggregate basis. The following tables present audited summarized operating data years ended December 31, 2020 and 2019, and summarized balance sheet data as of December 31, 2020 and December 31, 2019 for the Company’s portfolio companies on an individual or aggregate basis, as applicable:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
Summarized Operating Data

	Year Ended December 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	Other(5)
Revenues	$28,676,790	$18,980,631	$10,941,572	$13,939,954	$87,739,720
Expenses	(27,231,876)	(17,372,329)	(11,691,246)	(15,632,468)	(98,687,251)
Income (loss) before taxes	1,444,914	1,608,302	(749,674)	(1,692,514)	(10,947,531)
Income tax (expense) benefit	(371,274)	(468,750)	1,443,128	109,000	3,117,173
Consolidated net income (loss)	1,073,640	1,139,552	693,454	(1,583,514)	(7,830,358)
Net loss attributable to non-controlling interests	213,666	—	—	—	—
Net income (loss)	$1,287,306	$1,139,552	$693,454	$(1,583,514)	$(7,830,358)

	Year Ended December 31, 2019(6)
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)
Revenues	$24,951,481	$16,517,512	$3,929,101
Expenses	(25,754,966)	(17,016,753)	(5,269,538)
Loss before taxes	(803,485)	(499,241)	(1,340,437)
Income tax benefit	142,104	140,000	335,795
Consolidated net loss	(661,381)	(359,241)	(1,004,642)
Net loss attributable to non-controlling interests	232,270	—	—
Net loss	$(429,111)	$(359,241)	$(1,004,642)
Summarized Balance Sheet Data

	As of December 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	Other(5)
Current assets	$8,386,243	$9,692,346	$4,166,690	$12,684,343	$51,902,237
Non-current assets	94,600,554	30,032,976	59,582,072	42,701,069	311,984,977
Current liabilities	7,669,894	2,460,606	4,406,878	5,732,781	35,926,638
Non-current liabilities	53,385,715	21,563,451	19,553,072	29,297,356	146,900,604
Non-controlling interest	(392,791)	—	—	—	—
Stockholders’ equity	42,323,979	15,701,265	39,788,812	20,355,275	181,059,972

	As of December 31, 2019(6)
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)
Current assets	$5,679,790	$5,917,238	$2,495,539
Non-current assets	96,327,351	31,474,762	61,232,699
Current liabilities	5,208,665	1,484,148	3,686,652
Non-current liabilities	52,854,284	21,123,045	20,946,228
Non-controlling interest	(179,125)	—	—
Stockholders’ equity	44,123,317	14,784,807	39,095,358
 FOOTNOTES:
(1)    As of December 31, 2020 and December 31, 2019, the Company owned approximately 61% and 62%, respectively, of the outstanding equity in Lawn Doctor on an undiluted basis.
(2)    As of December 31, 2020 and December 31, 2019, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
(3)    Summarized operating data presented for Roundtables for 2019 is for the period from August 1, 2019 (the date the Company acquired its investments in Roundtables) to December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
(4)     Summarized operating data presented for HSH is for the period from July 16, 2020 (the date the Company acquired its investments in HSH) to December 31, 2020. As of December 31, 2020, the Company owned approximately 75% of the outstanding equity in HSH on an undiluted basis.
(5)    Includes results for the Company’s co-investments in which it owns a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the period presented unless otherwise noted. Summarized operating data for Resolution Economics is for the period from January 2, 2020 (the date the Company acquired its investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis). Summarized operating data for Blue Ridge is for the period from March 24, 2020 (the date the Company acquired its investments in Blue Ridge) to December 31, 2020.
(6)    Excludes results for our co-investment in which we own a minority equity interest (Milton) for the period from November 21, 2019 (the date the Company acquired its investments in Milton) to December 31, 2019 as this information is de minimis.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2020 and 2019:

	As of December 31, 2020				As of December 31, 2019
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$78,042,454	$78,042,454	$—	$—	$48,167,603	$48,167,603
Equity	—	—	153,155,000	153,155,000	—	—	96,027,397	96,027,397
Total investments	$—	$—	$231,197,454	$231,197,454	$—	$—	$144,195,000	$144,195,000
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2020 and December 31, 2019 were as follows:

December 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Equity	153,155,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Total	$231,197,454

December 31, 2019
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$44,814,338	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% – 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	3,353,265	Transaction Precedent	Transaction Price	N/A	N/A
Equity	89,380,662	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% – 14.0% (10.3%) 7.8x – 14.3x (12.3x) 8.0x – 14.5x (12.2x)	Decrease Increase Increase
	6,646,735	Transaction Precedent	Transaction Price	N/A	N/A
Total	$144,195,000
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	29,874,851	34,307,923	64,182,774
Net change in unrealized appreciation(1)	—	22,819,680	22,819,680
Fair value balance as of December 31, 2020	$78,042,454	$153,155,000	$231,197,454
Change in net unrealized appreciation in investments held as of December 31, 2020(1)	$—	$22,819,680	$22,819,680

	Year Ended December 31, 2019
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2019	$30,700,000	$51,800,000	$82,500,000
Additions	17,467,603	39,032,397	56,500,000
Net change in unrealized appreciation(1)	—	5,195,000	5,195,000
Fair value balance as of December 31, 2019	$48,167,603	$96,027,397	$144,195,000
Change in net unrealized appreciation in investments held as of December 31, 2019(1)	$—	$5,195,000	$5,195,000
 FOOTNOTE:
(1)     Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

5. Related Party Transactions
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its 2018 Private Offering and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million. The $81.7 million in gross proceeds received included a cash capital contribution of $2.4 million from the Manager in exchange for 96,000 Class FA shares and a cash capital contribution of $9.5 million from CNL Strategic Capital Investment, LLC, which is indirectly controlled by James M. Seneff, Jr., the chairman of the Company, in exchange for 380,000 Class FA shares. The $81.7 million also included 96,000 Class FA shares received in

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
exchange for $2.4 million of non-cash consideration in the form of equity interests in Lawn Doctor received from an affiliate of the Sub-Manager pursuant to an exchange agreement. The $81.7 million in gross proceeds also included a cash capital contribution of approximately $0.4 million in exchange for 15,000 Class FA shares from other individuals affiliated with the Manager.
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, will receive fees and compensation in connection with the Company’s Initial Public Offering and Follow-On Class FA Private Offering, as well as the acquisition, management and sale of the assets of the Company, as follows:
Placement Agent/Dealer Manager
Commissions — Under the Initial Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Initial Public Offering and the “Placement Agent” in connection with the Class FA Private Offerings), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Company paid the Placement Agent a selling commission of up to 5.50% and up to 2.0% of the sale price for each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering, respectively. There was no selling commission for the sale of Class FA shares in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — Under the Initial Public Offering, the Company pays the Managing Dealer a dealer manager fee of 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a placement agent fee of 3.00% and 1.5% of the price of each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering, respectively. There was no placement agent fee for the sale of Class FA shares sold in the Class FA Private Offering. The Managing Dealer may reallow all or a portion of such placement agent / dealer manager fees to participating broker-dealers.
Distribution and Shareholder Servicing Fee — Under the Initial Public Offering, the Company pays the Managing Dealer a distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the 2018 Private Offering, Class FA Private Offerings, and Class S Private Offering and (B) 1.5% of the cumulative gross proceeds from the Initial Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $1.1 million, $0.7 million and $0.9 million in organization and offering costs based on actual amounts raised through the Offerings during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.6 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of December 31, 2020. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Initial Public Offering to the extent such costs are within the 1.5% limitation.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $2.6 million, $1.3 million and $0.7 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $4.2 million, $0.8 million and $1.0 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.
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
The total return incentive fee for each share class is calculated as follows:
•No total return incentive fee will be payable in any calendar year in which the annual Total Return to Shareholders of a particular share class does not exceed 7% (the “Annual Preferred Return”).
•As it relates to the Non-founder shares, all of the Total Return to Shareholders with respect to each particular share class of Non-founder shares, if any, that exceeds the annual preferred return, but is less than or equal to 8.75%, or the “Non-founder breakpoint,” in any calendar year, will be payable to the Manager (“Non-founder Catch Up”). The Non-Founder Catch Up is intended to provide an incentive fee of 20% of the Total Return to Non-founder Shareholders of a particular share class once the Total Return to Non-founder Shareholders of a particular class exceeds 8.75% in any calendar year.
•As it relates to Founder shares, all of the Total Return to Founder Shareholders with respect to each particular share class of Founder shares, if any, that exceeds the annual preferred return, but is less than or equal to 7.777%, or the “founder breakpoint,” in any calendar year, will be payable to the Manager (“Founder Catch Up”). The Founder Catch Up is intended to provide an incentive fee of 10% of the Total Return to Founder Shareholders of a particular share class once the Total Return to Founder Shareholders of a particular class exceeds 7.777% in any calendar year.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
•For any quarter in which the Total Return to Shareholders of a particular share class exceeds the relevant breakpoint, the total return incentive fee of a particular share class shall equal, for Non-founder shares, 20% of the Total Return to Non-founder Shareholders of a particular class, and for Founder shares, 10% of the Total Return to Founder Shareholders of a particular class, in each case because the annual preferred and relevant catch ups will have been achieved.
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ended December 31, 2018, the High Water Mark was $24.75 for all share classes. For the year ended December 31, 2019, the High Water Marks were $26.65 for Class FA shares, $26.44 for Class A shares, $26.54 for Class T shares, $26.23 for Class D shares, and $26.55 for Class I shares. For the year ended December 31, 2020, the High Water Marks were $27.64 for Class FA shares, $26.91 for Class A shares, $27.01 for Class T shares, $26.61 for Class D shares, $27.15 for Class I shares and $27.64 for Class S shares.
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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $3.3 million, $1.4 million and $0.4 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
FOR THE YEAR ENDED DECEMBER 31, 2020
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
As of December 31, 2020, the amount of expense support collected from the Manager and Sub-Manager was approximately $1.8 million. As of December 31, 2020, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount	Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
	$1,761,794
As of December 31, 2020, the Company recorded a receivable for expense support of approximately $3.3 million. This amount will become subject to the conditions of reimbursement once paid by the Manager and Sub-Manager.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of December 31, 2020 and 2019, and received distributions from the Company of approximately $0.7 million, $0.7 million and $0.6 million during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively.
Related party fees and expenses incurred for the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018 are summarized below:

Related Party	Source Agreement & Description	Year Ended December 31, 2020	Year Ended December 31, 2019	Period from February 7, 2018 to December 31, 2018
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$1,918,852	$816,330	$321,905
	Dealer Manager / Placement Agent Fees	1,256,229	418,270	149,945
	Distribution and shareholder servicing fees	165,012	46,400	6,774
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	1,142,237	654,803	948,032
	Base management fees(1)	2,596,842	1,327,920	722,233
	Total return incentive fees(1)	4,150,562	847,863	1,015,228
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(3,301,473)	(1,372,020)	(389,774)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	191,070	164,744	160,291
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	154,727	76,052	—
 FOOTNOTES:
(1)Expenses subject to Expense Support.
(2)Organization reimbursements are expensed on the Company’s statements of operations as incurred. Offering reimbursements are capitalized on the Company’s statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Due from related parties:
Expense Support	$3,301,473	$1,372,020
Total due from related parties	3,301,473	1,372,020
Due to related parties:
Organization and offering expenses	(122,779)	(56,888)
Base management fees	(271,983)	(165,338)
Total return incentive fee	(4,150,562)	(847,863)
Reimbursement of third-party operating expenses and pursuit costs	(212,793)	(16,677)
Distribution and shareholder servicing fees	(19,814)	(6,690)
Total due to related parties	(4,777,931)	(1,093,456)
Net due (to) from related parties	$(1,476,458)	$278,564
Other Related Party Transactions
As of December 31, 2019, an affiliate of the Sub-Manager held $10.0 million of the Company’s funds in escrow for purposes of acquiring new equity and debt investments in January 2020.
The Sub-Manager earned transaction fees of approximately $0.2 million during the year ended December 31, 2020, related to the co-investments of Resolution Economics and Blue Ridge, and approximately $0.1 million during the year ended December 31, 2019, related to the co-investment of Milton. See Note 3. “Investments” for additional information on investments. The transaction fees were charged to the respective portfolio companies and are not reflected in the financial statements of the Company. The Sub-Manager did not earn any transaction fees during the period from February 7, 2018 to December 31, 2018.
Lawn Doctor and Polyform were majority owned by an affiliate of the Sub-Manager prior to the Company’s acquisition of these portfolio companies in 2018.

6. Distributions
The Company’s board of directors declared distributions on a monthly basis (12 record dates) in each of the years ended December 31, 2020 and 2019 and on a weekly basis (43 record dates) during the period from March 7, 2018 to December 31, 2018. Declared distributions are paid monthly in arrears. The following table reflects the total distributions declared during the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018:

Distribution Period	Distributions Declared(1)(2)	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2020	$9,929,353	$2,240,547	$7,688,806
Year ended December 31, 2019	5,845,584	886,408	4,959,176
Period from February 7, 2018 to December 31, 2018	3,518,302	126,625	3,391,677
FOOTNOTES:
(1)     Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2020 - December 31, 2020 (12 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2019 - December 31, 2019 (12 record dates)	0.104167	0.104167	0.083333	0.093750	0.104167	—
March 7, 2018	0.020604	0.020604	0.016484	0.018544	0.020604	—
March 13, 2018 - December 31, 2018 (42 record dates)	0.024038	0.024038	0.019231	0.021635	0.024038	—

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
(2)     The Company’s board of directors began declaring monthly distributions per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020.
(3)    For the year ended December 31, 2020, includes distributions reinvested in January 2021 of $244,845 related to distributions declared based on record dates in December 31, 2020 and excludes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 31, 2019. For the year ended December 31, 2019, includes distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 31, 2019 and excludes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018. For the period from February 7, 2018 to December 31, 2018, includes distributions reinvested in January 2019 of $26,789 related to distributions declared based on record dates in December 2018.
The sources of declared distributions on a GAAP basis were as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Period from February 7, 2018 to December 31, 2018
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$7,493,472	75.5%	$4,981,264	85.2%	$3,389,372	96.3%
Distributions in excess of net investment income(2)	2,435,881	24.5	864,320	14.8%	128,930	3.7
Total distributions declared	$9,929,353	100.0%	$5,845,584	100.0%	$3,518,302	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $3,301,473, $1,372,020 and $389,774 for the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In December 2020, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 28, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
2018 Private Offering
On February 7, 2018, the Company commenced operations when it met the minimum offering requirement of $80.0 million in Class FA shares under its 2018 Private Offering and issued approximately 3.3 million shares of Class FA shares for aggregate gross proceeds of approximately $81.7 million. The Company did not incur any selling commissions or placement agent fees (“sales load”) from the sale of the approximately 3.3 million Class FA shares sold under the terms of the 2018 Private Offering. See Note 5. “Related Party Transactions” for additional information on Class FA shares issued to the Manager, Sub-Manager and their affiliates.
Initial Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Initial Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Initial Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2020, the public offering price was $30.99 per Class A share, $29.70 per Class T share, $27.85 per Class D share and $28.65 per Class I share. See Note 12. “Subsequent Events” for information on changes to the public offering price, selling commissions and dealer manager fees by share class.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Initial Public Offering.
Class FA Private Offerings
In April and June 2019, the Company launched separate Class FA private offerings of up to $50.0 million each (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering,” respectively) pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act and entered into a placement agent agreement with the Placement Agent. There were no selling commissions or placement agent fees for the sale of Class FA shares in the Class FA Private Offering. The Class FA Private Offering was closed in December 2019.
The Company paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver may apply. The Follow-On Class FA Private Offering closed in March 2020.
In conjunction with the launch of the Class FA Private Offering in April 2019, the Company’s board of directors reclassified 4.0 million authorized shares of Class T shares to Class FA shares.
Class S Private Offering
In January 2020, the Company’s board of directors authorized the designation of Class S shares and the Company commenced the Class S Private Offering of up to $50.0 million of Class S shares. The Placement Agent served as placement agent for the Class S Private Offering. The Class S Private Offering was conducted pursuant to the applicable exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. The Company paid the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may apply. The Class S Private Offering closed in December 2020.
In conjunction with the launch of the Class S Private Offering, in January 2020 the Company’s board of directors reclassified 100.0 million authorized shares of Class T shares to Class S shares.
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the years ended December 31, 2020 and 2019 and for the period from February 7, 2018 to December 31, 2018:

	Year Ended December 31, 2020
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	334,440	9,808,964	(679,465)	9,129,499	35,376	961,623	369,816	10,091,122	27.29
Class T	473,344	13,486,208	(640,595)	12,845,613	8,440	229,816	481,784	13,075,429	27.14
Class D	143,074	3,873,660	—	3,873,660	9,174	245,006	152,248	4,118,666	27.05
Class I	1,076,234	29,893,733	—	29,893,733	24,532	673,348	1,100,766	30,567,081	27.77
Class S	1,770,386	52,359,647	(1,687,061)	50,672,586	—	—	1,770,386	50,672,586	28.62
	4,367,120	$125,275,212	$(3,175,081)	$122,100,131	77,522	$2,109,793	4,444,642	$124,209,924	$27.95

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020

	Year Ended December 31, 2019
	Proceeds from Offerings				Distributions Reinvested(4)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	1,008,488	$27,628,371	$(41,924)	$27,586,447	—	$—	1,008,488	$27,586,447	$27.35
Class A	463,565	13,294,279	(970,592)	12,323,687	13,489	359,080	477,054	12,682,767	26.59
Class T	166,277	4,675,452	(222,084)	4,453,368	933	24,962	167,210	4,478,330	26.78
Class D	176,604	4,655,674	—	4,655,674	6,324	166,334	182,928	4,822,008	26.36
Class I	679,491	18,173,050	—	18,173,050	9,278	248,731	688,769	18,421,781	26.75
	2,494,425	$68,426,826	$(1,234,600)	$67,192,226	30,024	$799,107	2,524,449	$67,991,333	$26.93

	Period from February 7, 2018 to December 31, 2018
	Proceeds from Offerings				Distributions Reinvested(5)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	3,258,260	$81,456,500	$—	$81,456,500	—	$—	3,258,260	$81,456,500	$25.00
Class A	190,046	5,435,093	(430,953)	5,004,140	2,342	60,639	192,388	5,064,779	26.33
Class T	31,432	861,000	(40,897)	820,103	20	510	31,452	820,613	26.09
Class D	121,797	3,160,000	—	3,160,000	1,092	28,533	122,889	3,188,533	25.95
Class I	249,136	6,492,500	—	6,492,500	390	10,154	249,526	6,502,654	26.06
	3,850,671	$97,405,093	$(471,850)	$96,933,243	3,844	$99,836	3,854,515	$97,033,079	$25.17

FOOTNOTES:
(1)Amounts exclude distributions reinvested in January 2021 related to the payment of distributions declared in December 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.
(2)The Company incurred selling commissions and placement agent fees on the sale of Class FA shares sold in the Follow-On Class FA Private Offering and on the sale of Class S shares sold in the Class S Private Offering. The Company also incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Initial Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager/placement agent fees.
(3)The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million and 3.3 million Class FA shares sold under the terms of the Class FA Private Offering and 2018 Private Offering, respectively.
(4)Amounts exclude distributions reinvested in January 2020 related to the payment of distributions declared in December 2019 and include distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.
(5)Amounts exclude distributions reinvested in January 2019 related to the payment of distributions declared in December 2018.

Share Repurchase Program
In March 2019, the Company’s board of directors approved and adopted the Share Repurchase Program. The total amount of aggregate repurchases of Class A, Class FA, Class T, Class D and Class I shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company will limit the number of shares to be repurchased during any calendar quarter to the number of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
During the year ended December 31, 2020 and 2019, the Company received requests for the repurchase of approximately $9.6 million and $0.9 million of the Company’s common shares, respectively, which exceeded proceeds received from its distribution reinvestment plan for the applicable periods by approximately $7.8 million and $0.3 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020			2019
	Shares Repurchased	Total Consideration	Average Price Paid per Share	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	246,653	$7,037,470	$28.53	19,200	$521,971	$27.19
Class A shares	4,580	123,038	26.86	300	8,040	26.76
Class T shares	25,774	721,226	27.98	—	—	—
Class D shares	1,156	32,212	27.85	3,185	84,175	26.43
Class I shares	63,062	1,732,971	27.48	9,448	254,746	26.96
Total	341,225	$9,646,917	$28.27	32,133	$868,932	$27.04
As of December 31, 2020 and 2019, the Company had a payable for shares repurchased of approximately $2.0 million and $0.2 million, respectively.

8. Borrowings
In June 2019, the Company, through a wholly-owned subsidiary, entered into a loan agreement and related promissory note (the “2019 Loan Agreement”) with Seaside National Bank and Trust for a $20.0 million line of credit (the “2019 Line of Credit”) with an original maturity date in June 2020. The Company extended the original maturity date of the 2019 Line of Credit to July 2020. The Company did not borrow any amounts under the 2019 Line of Credit.
In July 2020, the Company entered into an Amended and Restated Loan Agreement (the “2020 Loan Agreement”) and related Amended and Restated Promissory Note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a line of credit (the “2020 Line of Credit”) in the same amount. The 2020 Line of Credit has a maturity date of July 14, 2021. The Company paid a $60,000 commitment fee to Seaside in connection with closing on the 2020 Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2020 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000. Under the 2020 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2020 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2020 Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the 2020 Loan Agreement, in July 2020, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the 2020 Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2020 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the 2020 Line of Credit as of December 31, 2020.

9. Concentrations of Risk
As of and for the year ended December 31, 2020, the Company had four portfolio companies (Lawn Doctor, Polyform, Roundtables and HSH) which met at least one of the significance tests under Rule 4-08(g) of Regulation S-X.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
10. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Initial Public Offering.
In December 2019, the Company committed to funding $10.0 million for a co-investment with an affiliate of its Sub-Manager. The Company had funded its co-investment commitment of $10.0 million into escrow and in January 2020 completed its co-investment in Resolution Economics. As of December 31, 2020, the Company did not have any commitments outstanding.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2020, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2020 and 2019 and the period from February 7, 2018 to December 31, 2018.

	Year Ended December 31, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year(1)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss), before expense support(2)	0.79	0.10	(0.33)	0.03	0.02	0.82
Expense support(2)(3)	0.35	0.53	0.47	0.26	0.66	0.10
Net investment income(2)	1.14	0.63	0.14	0.29	0.68	0.92
Net realized and unrealized gains, net of taxes(2)(4)	2.44	2.47	2.52	2.47	2.48	2.64
Net increase resulting from investment operations	3.58	3.10	2.66	2.76	3.16	3.56
Distributions to shareholders(5)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.04)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.04)
Net Asset Value, End of Year	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08

Net assets, end of period	$137,237,594	$29,747,587	$18,771,713	$12,813,290	$57,147,617	$53,245,107
Average net assets(6)	$130,939,855	$22,983,588	$11,991,453	$9,674,927	$35,671,564	$19,256,767
Shares outstanding, end of period	4,578,537	1,034,377	654,672	453,724	1,966,552	1,770,386
Distributions declared	$5,812,212	$1,052,079	$435,971	$404,787	$1,609,683	$614,619
Total investment return based on net asset value before total return incentive fee(1)(7)	13.27%	12.43%	10.79%	11.99%	12.23%	13.36%
Total investment return based on net asset value after total return incentive fee(1)(7)	13.16%	11.89%	10.11%	10.67%	12.01%	12.80%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	1.81%	3.51%	5.54%	3.93%	4.02%	2.35%
Total operating expenses before expense support	3.10%	6.09%	8.21%	6.48%	6.72%	4.15%
Total operating expenses after expense support	1.85%	4.14%	6.49%	5.52%	4.34%	3.79%
Net investment income before total return incentive fee(10)	4.09%	2.96%	1.46%	2.67%	2.78%	4.61%
Net investment income after total return incentive fee	4.05%	2.32%	0.51%	1.08%	2.46%	3.17%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020

	Year Ended December 31, 2019
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$26.65	$26.44	$26.54	$26.23	$26.55
Net investment income before expense support(2)	0.90	0.50	(0.10)	0.46	0.40
Expense support(2)(3)	0.31	0.13	0.42	—	0.36
Net investment income(2)	1.21	0.63	0.32	0.46	0.76
Net realized and unrealized gains(2)(4)	1.03	1.09	1.15	1.04	1.09
Net increase resulting from investment operations	2.24	1.72	1.47	1.50	1.85
Distributions to shareholders(5)	(1.25)	(1.25)	(1.00)	(1.12)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.12)	(1.25)
Net Asset Value, End of Year	$27.64	$26.91	$27.01	$26.61	$27.15

Net assets, end of period	$117,637,467	$18,008,048	$5,366,259	$8,053,103	$25,218,014
Average net assets(6)	$92,567,951	$11,801,755	$2,079,541	$5,248,921	$15,749,822
Shares outstanding, end of period	4,255,548	669,141	198,662	302,632	928,848
Distributions declared	$4,268,395	$549,420	$76,739	$222,967	$728,063
Total investment return based on net asset value before total return incentive fee(7)	8.46%	6.66%	5.65%	5.87%	7.14%
Total investment return based on net asset value after total return incentive fee(7)	8.46%	6.66%	5.65%	5.87%	7.14%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	2.08%	4.89%	7.71%	4.97%	4.81%
Total operating expenses before expense support	2.92%	4.89%	7.71%	4.97%	5.26%
Total operating expenses after expense support	1.77%	4.38%	6.14%	4.97%	3.89%
Net investment income before total return incentive fee(9)	4.47%	2.36%	1.20%	1.74%	2.84%
Net investment income	4.47%	2.36%	1.20%	1.74%	2.84%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020

	Period from February 7, 2018(11) to December 31, 2018
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(11)	$25.00	$25.00	$25.16	$25.26	$25.00
Net investment income before expense support(2)	0.93	(1.26)	(0.11)	0.02	0.06
Expense support(2)(3)	0.08	1.74	0.52	—	0.69
Net investment income(2)	1.01	0.48	0.41	0.02	0.75
Net realized and unrealized gains(2)(4)	1.67	1.87	1.57	1.53	1.69
Net increase resulting from investment operations	2.68	2.35	1.98	1.55	2.44
Distributions to shareholders(5)	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net decrease resulting from distributions to shareholders	(1.03)	(0.91)	(0.60)	(0.58)	(0.89)
Net Asset Value, End of Period	$26.65	$26.44	$26.54	$26.23	$26.55

Net assets, end of period	$87,061,758	$5,086,607	$834,576	$3,222,865	$6,624,004
Average net assets(6)	$83,797,239	$562,185	$385,874	$1,732,979	$2,381,673
Shares outstanding, end of period	3,266,260	192,388	31,452	122,889	249,526
Distributions declared	$3,364,900	$21,184	$9,032	$39,313	$83,873
Total investment return based on net asset value before total return incentive fee(7)(11)	11.72%	9.56%	7.94%	6.80%	9.90%
Total investment return based on net asset value after total return incentive fee(7)(12)	10.88%	9.56%	7.94%	6.19%	9.90%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(6)(8)
Total operating expenses before total return incentive fee and expense support	2.87%	18.09%	6.15%	4.86%	6.68%
Total operating expenses before expense support	4.00%	19.62%	7.34%	5.92%	8.40%
Total operating expenses after expense support	3.66%	13.02%	5.37%	5.92%	5.75%
Net investment income before total return incentive fee(9)	4.73%	1.81%	1.55%	1.15%	2.87%
Net investment income	3.94%	1.81%	1.55%	0.09%	2.87%
FOOTNOTES:
(1)The net asset value as of the beginning of the period is as of January 1, 2020 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The initial investors for Class S shares purchased their shares on March 31, 2020.
(2)The per share amounts presented are based on weighted average shares outstanding.
(3)Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
(4)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating fair values for the portfolio investments.
(5)The per share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(6)The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.
(7)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related expense support. See footnote (9) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(8)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(9)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the year ended December 31, 2020, the percentage of total return incentive fees covered by expense support was approximately 97%, 75%, 64%, 38%, 88% and 20% for Class FA, Class A, Class T, Class D, Class I and Class S, respectively. For the year ended December 31, 2019, only Class FA and Class I shares incurred total return incentive fees, 100% of which were covered by expense support. For the period February 7, 2018 through December 31, 2018, 100% of the total return incentive fees for Class A, Class T and Class I shares were covered by expense support, approximately 30% of the total return incentive fees for Class FA shares were covered by expense support, and none of the total return incentive fees for Class D shares were covered by expense support.
(10)February 7, 2018 is the date the Company commenced operations.
(11)The net asset value as of the beginning of the period is based on the price of shares sold, net of any sales load, to the initial investor of each respective share class. All Class FA shares sold in the 2018 Private Offering were sold at the same per share amount. The first investors for Class A, Class T, Class D and Class I shares purchased their shares in April 2018, May 2018, June 2018 and April 2018, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020
12. Subsequent Events
Distributions
In January, February and March 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 25, 2021, March 30, 2021 and April 29, 2021, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2021, the Company’s board of directors approved new per share offering prices for each share class in the Initial Public Offering. The new offering prices are effective as of January 27, 2021, February 25, 2021 and March 22, 2021, respectively. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective January 27, 2021:
Offering Price, Per Share	$31.43	$30.10	$28.24	$29.06
Selling Commissions, Per Share	1.89	0.90	—	—
Placement Agent / Dealer Manager Fees, Per Share	0.78	0.53	—	—
Effective February 25, 2021:
Offering Price, Per Share	$32.01	$30.64	$28.75	$29.60
Selling Commissions, Per Share	1.92	0.92	—	—
Dealer Manager Fees, Per Share	0.80	0.54	—	—
Effective March 22, 2021:
Offering Price, Per Share	$32.40	$31.00	$29.11	$29.97
Selling Commissions, Per Share	1.94	0.93	—	—
Dealer Manager Fees, Per Share	0.81	0.54	—	—
Capital Transactions
During the period January 1, 2020 through March 29, 2021, the Company received additional net proceeds from the Initial Public Offering and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	63,736	$1,998,369	$(151,086)	$1,847,283	8,916	$257,557	72,652	$2,104,840	$28.97
Class T	48,302	1,467,700	(69,716)	1,397,984	3,384	97,198	51,686	1,495,182	28.93
Class D	23,949	680,500	—	680,500	2,706	76,518	26,655	757,018	28.40
Class I	352,840	10,365,742	—	10,365,742	9,676	281,757	362,516	10,647,499	29.37
	488,827	$14,512,311	$(220,802)	$14,291,509	24,682	$713,030	513,509	$15,004,539	$29.22

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Item 9B.     Other Information
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2021.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2021.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2021.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2021.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
1.    The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:
(i)    LD Parent, Inc.
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Year Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
(ii)    Polyform Holdings, Inc. and Subsidiary
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Year Ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Year Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
(iii)     Auriemma U.S. Roundtables
Independent Auditor’s Report
Consolidated Balance Sheet as of December 31, 2020 and 2019
Consolidated Statement of Operations for the Year Ended December 31, 2020 and the Period from August 1, 2019 to December 31, 2019
Consolidated Statement of Changes in Stockholders’ Equity for the Year Ended December 31, 2020 and the Period from August 1, 2019 to December 31, 2019
Consolidated Statement of Cash Flows for the Year Ended December 31, 2020 and the Period from August 1, 2019 to December 31, 2019
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

1.5
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

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on March 7, 2018).

4.3	Second Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2020).

4.4*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

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

10.16
Amended and Restated Promissory Note dated July 15, 2020 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.17
Amended and Restated Assignment and Pledge of Deposit Account dated July 15, 2020 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.18
Amended and Restated Guaranty dated July 15, 2020 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.19
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

101*	The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith
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

LD Parent, Inc.
Consolidated Financial Statements
As of and for the Years Ended December 31, 2020 and 2019

LD Parent, Inc.

Contents

Independent Auditor’s Report	100-101

Consolidated Financial Statements

Balance Sheets as of December 31, 2020 and 2019	103

Statements of Operations for the Years Ended December 31, 2020 and 2019	104

Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2020 and 2019	105

Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	106

Notes to Consolidated Financial Statements	107-120

Independent Auditor’s Report

Board of Directors
LD Parent, Inc.
Holmdel, NJ

Opinion

We have audited the consolidated financial statements of LD Parent, Inc. and its Subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued or available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with GAAS, we:
•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.

•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ BDO USA LLP

Woodbridge, NJ
March 15, 2021

Consolidated Financial Statements

LD Parent, Inc.

Consolidated Balance Sheets

December 31,	2020	2019
Assets
Current assets:
Cash and equivalents	$4,110,402	$771,838
Receivables from franchisees, net	2,274,041	2,655,758
Inventories, net	1,380,315	1,638,377
Income tax receivable	127,731	179,042
Prepaid expenses and other current assets	493,754	434,775
Total current assets	8,386,243	5,679,790
Non-current assets:
Property, plant and equipment, net	2,191,612	2,342,651
Intangible assets, net	46,488,237	48,796,653
Goodwill	37,507,174	37,507,174
Receivables from franchisees, net of current portion	4,691,881	5,668,659
Prepaid commissions	3,707,228	1,997,792
Other assets	14,422	14,422
Total non-current assets	94,600,554	96,327,351
Total assets	$102,986,797	$102,007,141
Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable and accrued expenses	3,473,562	2,622,600
Deferred revenue	737,227	469,972
Advertising funds	1,370,601	1,089,673
Franchisee deposits	1,559,319	665,175
Other current liabilities	329,185	161,245
Total current liabilities	7,669,894	5,208,665
Non-current liabilities:
Long-term debt, net of current portion	19,088,125	19,234,425
Related party notes	18,000,000	18,000,000
Deferred income taxes	10,743,239	11,774,306
Deferred revenue, net of current portion	5,249,943	3,519,086
Other non-current liabilities	304,408	326,467
Total non-current liabilities	53,385,715	52,854,284
Total liabilities	61,055,609	58,062,949
Commitments and contingencies
Stockholder’s equity:
Parent Contribution	$42,323,979	$44,123,317
Total LD Parent, Inc. stockholder’s equity	42,323,979	44,123,317
Non-controlling interest	(392,791)	(179,125)
Total stockholder’s equity	41,931,188	43,944,192
Total liabilities and stockholder’s equity	$102,986,797	$102,007,141
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Operations

Years Ended December 31,	2020	2019
Revenues:
Operating revenues	$24,873,100	$22,745,244
Initial franchise fees	2,961,274	1,631,253
Interest, service charges and other income	842,416	574,984
Net revenues	28,676,790	24,951,481
Costs and expenses:
Operating and training	2,226,186	2,074,395
Manufacturing	2,758,728	2,843,999
Selling, general and administrative	18,077,653	16,475,055
Total expenses	23,062,567	21,393,449
Income from operations	5,614,223	3,558,032
Other expense:
Interest expense, net	4,169,309	4,361,517
Income (loss) before income taxes	1,444,914	(803,485)
Income taxes:
Income tax (expense) benefit	(371,274)	142,104
Consolidated net income (loss)	1,073,640	(661,381)
Less: Net loss attributable to the non-controlling interest	(213,666)	(232,270)
Net income (loss) attributable to LD Parent, Inc.	$1,287,306	$(429,111)
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	LD Parent, Inc.	Non-controlling interest	Total Stockholder’s Equity
Balance, December 31, 2018	45,758,348	(40,952)	45,717,396
Cumulative effect of change in accounting principle, net of tax	(637,968)	(5,951)	(643,919)
Parent contributions	373,446	—	373,446
Parent distributions	(1,200,000)	—	(1,200,000)
Stock-based compensation expense	258,602	—	258,602
Investment in non-controlling interest	—	100,048	100,048
Net loss	(429,111)	(232,270)	(661,381)
Balance, December 31, 2019	$44,123,317	$(179,125)	$43,944,192
Parent contributions	754,754	—	754,754
Parent distributions	(4,100,000)	—	(4,100,000)
Stock-based compensation expense	258,602	—	258,602
Net income (loss)	1,287,306	(213,666)	1,073,640
Balance, December 31, 2020	$42,323,979	$(392,791)	$41,931,188
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,	2020	2019
Cash flows from operating activities:
Consolidated net income (loss)	$1,073,640	$(661,381)
Adjustments to reconcile consolidated net income (loss) to net cash flows provided by operating activities:
Bad debt expense	401,392	265,396
Depreciation	192,192	190,759
Amortization	2,308,416	2,308,416
Deferred income taxes	(1,031,067)	(670,057)
Stock-based compensation expense	258,602	258,602
Amortization of debt issuance costs	53,700	53,700
Changes in operating assets and liabilities:
Receivables from franchisees	957,103	(2,489,261)
Inventories	258,062	(374,646)
Income tax receivable	51,311	(35,337)
Prepaid commission	(1,709,436)	(1,719,484)
Prepaid expenses and other current assets	(58,979)	229,021
Accounts payable and accrued expenses	850,962	595,347
Deferred revenue	1,998,112	2,855,648
Due to seller	—	(535,569)
Advertising funds	280,928	406,014
Franchisee deposits	894,144	(87,525)
Other current liabilities	167,940	18,361
Other liabilities	(22,059)	50,392
Net cash flows provided by operating activities	6,924,963	658,396
Cash flows from investing activities:
Purchases of property, plant and equipment	(41,153)	(413,562)
Purchase of intangible assets	—	(44,580)
Settlement of escrow	—	50,000
Net cash flows used in investing activities	(41,153)	(408,142)
Cash flows from financing activities:
Parent contribution	754,754	373,446
Repayment for long-term debt	(200,000)	(200,000)
Parent distributions	(4,100,000)	(1,200,000)
Proceeds from ownership interest in Ecomaids LLC	—	100,048
Net cash flows used in financing activities	(3,545,246)	(926,506)
Net increase (decrease) in cash and equivalents	3,338,564	(676,252)
Cash and equivalents, beginning of period	771,838	1,448,090
Cash and equivalents, end of period	$4,110,402	$771,838
Supplemental cash flow information:
Interest paid	$4,023,729	$4,307,817
Income taxes paid	1,346,628	568,665
Non-cash operating activities:
Prepaid commission	$—	$(278,308)
Deferred revenue	—	1,133,410
Deferred income taxes	—	(211,184)
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Notes to Consolidated Financial Statements

1.Nature of the Business
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

2.COVID-19 Pandemic
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The Company is continuously monitoring the impact the pandemic has on nearly all aspects of the Company’s business and markets, including the workforce and the operations of customers, suppliers, and business partners. To date, there has been limited business interruption or financial impact.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, is a support package that includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, operating and training, and selling, general and administrative costs, reserves and allowances, fair value measurements, asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, material sourcing, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

3.Basis of Presentation and Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of LD Parent, Inc. & Subsidiaries include the accounts of Lawn Doctor, Inc. and its wholly-owned subsidiaries, Mosquito Hunters, LLC & Ecomaids, LLC (collectively the "Company"). The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and accounts have been eliminated in consolidation.

Non-controlling Interests
Non-controlling interests in consolidated subsidiaries are required to be classified as a separate component of equity in the Consolidated Balance Sheets and the amounts of net income and comprehensive income attributable to the non-controlling interests are included in consolidated net income on the face of the Consolidated Statements of Operations.

The accounts of Mosquito Hunters, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying Consolidated Balance Sheets as non-controlling interest in the amount of $(283,006) and $(221,449) at December 31, 2020 and 2019, respectively. Included in the years ended December 31, 2020 and 2019 Consolidated Statements of Operations is $(61,557) and $(174,546), of the non-controlling interest loss allocation due to the related partial ownership of Mosquito Hunters.

The accounts of Ecomaids, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $(109,785) and $42,324 at December 31, 2020 and 2019, respectively. Included in the years ended December 31, 2020 and 2019 Consolidated Statements of Operations is $(152,109), and $(57,724), of the non-controlling interest loss allocation due to the related partial ownership of Ecomaids.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

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

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

Years Ended December 31,	2020	2019
Operating Revenues:
Service/royalty fees	$16,596,110	$14,478,618
Part and equipment sales	2,478,087	2,789,636
Advertising revenue	5,798,903	5,476,990
Initial franchise fees	2,961,274	1,631,253
Interest, service charges, and other	842,416	574,984
Net Revenues	$28,676,790	$24,951,481

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
Receivables from Franchisees, net
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

LD Parent, Inc.

Notes to Consolidated Financial Statements

The Company provides franchisees with an option to finance initial franchise fees over a period of up to 96 months with interest at 12% per annum. Additionally, the Company has converted accounts receivable from certain franchisees to notes receivable. These financing arrangements entered into during the years ended December 31, 2020 and 2019 were $2,433,339 and $2,981,444, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying Consolidated Balance Sheets. As of December 31, 2020 and 2019, $4,364,798 and $4,831,890 was outstanding of which $981,171 and $552,708 was classified as a current asset, which represents the principal amounts due on the aggregate notes receivable, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying Consolidated Balance Sheets.
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

As of December 31, 2020, $1,666,877 was outstanding of which $358,623 was classified as a current asset. As of December 31, 2020, the Company recorded $436,434 as unearned interest of which $132,026 was classified within other current liabilities.

As of December 31, 2019, $1,814,902 was outstanding of which $425,425 was classified as a current asset. As of December 31, 2019, the Company recorded $468,442 as unearned interest of which $141,975 was classified within other current liabilities.

Unearned interest beyond one year is recorded in long-term other liabilities.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

Shipping Costs
Costs to ship products to franchisees are expensed to manufacturing expenses as incurred. The Company recorded shipping costs of $129,121 and $149,262 for the years ended December 31, 2020 and 2019, respectively.

LD Parent, Inc.

Notes to Consolidated Financial Statements

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
No one franchise or vendor exceeded 10% of the Company’s sales or purchases for the years ended December 31, 2020 and 2019.
No one franchise or vendor exceeded 10% of the Company’s accounts receivable or payables at December 31, 2020 and 2019.
Inventories, net
Inventories are stated at the lower of cost and net realizable value. Parts and materials, included as inventory, are evaluated annually by management for net realizable value and obsolescence. At December 31, 2020 and 2019, the reserve for inventory was $65,858 and $17,665, respectively.

Property, Plant and Equipment, net
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
Goodwill and Intangible Assets
As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued ASU 2011-08 which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In conjunction with management’s annual review of goodwill, the Company adopted the new guidance and concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There were no impairment indicators for the years ended December 31, 2020 and 2019.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Indefinite and Finite Lived Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite lived intangible assets are recorded at cost and are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Intangible assets which have finite useful lives are amortized using the straight-line method over their useful lives and consist of customer relationships, developed technology, know-how, and a non-compete. Finite lived intangible asset amortization expense was $2,308,416 and $2,308,416 for the years ended December 31, 2020 and 2019, respectively.

Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

Long-lived Assets
The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not have any long-lived assets impairment indicators during the years ended December 31, 2020 and 2019.

Debt Issuance Costs
Costs related to financing are being capitalized and amortized straight line, which approximates the effective interest method, over the term of the related debt facilities. Debt issuance costs were $111,875 and $165,575 as of December 31, 2020 and 2019, respectively, and are presented as a reduction to long-term debt in the Consolidated Balance Sheets. Amortization of deferred financing costs for the years ended December 31, 2020 and 2019 was $53,700 and $53,700, respectively, and is recorded in interest expense in the Consolidated Statements of Operations.

Income Taxes
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. As of December 31, 2020 and 2019, there was no impact to the consolidated financial statements relating to accounting for uncertainty in income taxes.

LD Parent, Inc.

Notes to Consolidated Financial Statements

On March 27, 2020, the CARES Act was enacted into law. Included in the CARES Act (the “Act”) were changes in the tax law with respect to net operating loss carrybacks, bonus depreciation applicability to qualified investment property, changes to IRC Section 163j interest expense limits, AMT credit carryforward refundability, impairment of assets due to COVID-19, and other non-income tax considerations. As a result of the Act, the Company was able to defer certain payroll taxes. However, the Act had no material impact to the consolidated financial statements.
Fair Value Measurements
Fair value is a market-based measurement, which is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for fair value measurements include the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar asset or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and mode-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s material financial instruments at December 31, 2020 and 2019, for which disclosure of estimated value is required by certain accounting standards, consisted primarily of receivables from franchisees, accounts payable, accrued expenses, and debt. The carrying value of the term loan approximates fair value due to the variable interest rate associated with this financial instrument.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

Advertising Expenses
The Company expenses its advertising costs the first time the advertising takes place. All advertising costs are expensed as incurred. Total advertising expense recorded in selling, general, and administrative expense within the Consolidated Statements of Operations was $673,434 and $720,799 for the years ended December 31, 2020 and 2019, respectively.

The Company incurs regional advertising costs, which are repaid weekly by franchisees based upon their cash receipts. The balances are reported as prepaid or accrued expenses at year-end.

4.Receivables from Franchisees, net

December 31,	2020	2019
Amounts billed and currently receivable from franchisees	$1,650,586	$2,154,923
Notes receivable from franchisees	981,171	552,708
Net investment in sales type leases	358,623	425,425
Less: Allowance for doubtful accounts	(716,339)	(477,298)
Current portion	2,274,041	2,655,758
Notes receivable from franchisees	3,383,627	4,279,182
Net investment in sales type leases	1,308,254	1,389,477
Noncurrent portion	4,691,881	5,668,659
Receivables from Franchisees, net	$6,965,922	$8,324,417

The Company wrote off uncollectible accounts totaling $401,392 and $265,396 for the years ended December 31, 2020 and 2019, respectively.

5.Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

December 31,	2020	2019
Land	$440,304	$440,304
Building	1,126,624	1,126,624
Furniture, fixtures and other equipment	695,982	654,829
Leasehold improvements	451,388	451,388
	2,714,298	2,673,145
Less: accumulated depreciation	(522,686)	(330,494)
Property, plant and equipment, net	$2,191,612	$2,342,651

Depreciation expense totaled $192,192 and $190,759 for the years ended December 31, 2020 and 2019, respectively.

6.Other Assets

Other assets are summarized as follows:

December 31,	2020	2019
Security Deposits	$14,422	$14,422

LD Parent, Inc.

Notes to Consolidated Financial Statements

7.Intangibles, net

Intangibles are summarized as follows:

December 31,	2020	2019	Useful Life
Franchisee relationships	$34,100,000	$34,100,000	15 years
Trade name	12,094,580	12,094,580	Indefinite
Systems-in-place	6,800,000	6,800,000	Indefinite
Leasehold interest	193,000	193,000	5.5 years
	53,187,580	53,187,580
Less: accumulated amortization	(6,699,343)	(4,390,927)
Intangibles, net	$46,488,237	$48,796,653
Estimated future amortization expense of franchise relationships and leasehold interest at December 31, 2020 is as follows:

Years ending December 31,
2021	$2,308,416
2022	2,308,416
2023	2,294,532
2024	2,273,333
2025	2,273,333
2026 and thereafter	16,135,627
$27,593,657

8.Borrowing Arrangements

Credit Agreements
On February 7, 2018, in conjunction with the acquisition by CNLSC, the Company entered into an amendment to their Credit Agreement dated December 11, 2014. The amendment permitted the repayment of all of the outstanding principal amount of Subordinated Debt as of the date of the agreement, issuances up to $18,000,000 of subordinated second lien indebtedness, increase in the Term Loan by $6,000,000 and extended the maturity date to February 7, 2023. The amendment also contains revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. The Revolving Loan Commitment remained unchanged. The Revolving Loan Commitment was payable upon maturity on December 11, 2019. This was later amended in March 2019 to extend the maturity date to February 7, 2023 and clarify certain definitions in the prior amendment. There were no outstanding borrowings under the revolving loan commitment at December 31, 2020 or 2019. The Revolving Loan Commitment bears interest of 0.50% of the unfunded portion.

The Credit Agreement is payable in quarterly principal installments of $50,000, commencing on March 31, 2018 until the maturity date on February 7, 2023, at which time the outstanding balance is to be due and payable. The Credit Agreement also provides for an annual mandatory prepayment of principal based on excess cash flow (as defined in the Credit Agreement). During the year ended December 31, 2020 and 2019, the Company did not make a prepayment based on excess cash flow. The Credit Agreement also provides for the maintenance of certain financial ratios, including leverage and fixed charge ratios. At December 31, 2020 and 2019, the Company was in compliance with all of its covenant requirements. At December 31, 2020 and 2019, $19,400,000 and $19,600,000 was outstanding on the Credit Agreement.

LD Parent, Inc.

Notes to Consolidated Financial Statements

The interest rate on the Credit Agreement varies depending if the Term Loan is a Base Rate Loan or a LIBOR Loan. At December 31, 2020, the Company elected to treat the Credit Agreement as a LIBOR Loan, which carried an effective interest rate of 4.50%.

Repayment of the Credit Agreement is as follows:

Years ending December 31,
2021	$200,000
2022	200,000
2023	19,000,000
$19,400,000

	2020	2019
Long-term debt	$19,400,000	$19,600,000
Less: Current portion	(200,000)	(200,000)
Less: Deferred financing costs	(111,875)	(165,575)
Long-term debt, net	$19,088,125	$19,234,425

Note Purchase Agreement

On February 7, 2018, in conjunction with the acquisition, the Company entered into a Note Purchase Agreement for an $18,000,000 aggregate principal amount of senior secured notes with related parties. The notes are subordinate to the Credit Agreement noted above. The notes contain an annual interest rate of 16% and mature on August 7, 2023. Payment of the notes is due in full on the maturity date. The Company may prepay the notes at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement is collateralized by substantially all assets of Lawn Doctor, Inc. and was guaranteed by the Company. The note purchase agreement contains certain restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. At December 31, 2020 and 2019, the Company was in compliance with all of its covenant requirements. At December 31, 2020 and 2019, $18,000,000 was outstanding on the Note Purchase Agreement with related parties.

LD Parent, Inc.

Notes to Consolidated Financial Statements

9.Commitments and Contingencies

Operating Leases
The Company leases its manufacturing facility and certain automobiles from unrelated parties under non-cancellable operating leases which expire on various dates through 2025. Future minimum rental payments under these leases are as follows:

Years ending December 31,
2021	$272,259
2022	268,377
2023	159,512
2024	14,212
2025	6,582
$720,942

Total rent paid for facilities and equipment was $198,458 and $238,914 for the years ended December 31, 2020 and 2019, respectively.
Employment Agreement
The Company has an employment agreement with a key executive which provides for an annual base salary plus an incentive bonus which is payable upon the achievement of certain defined financial benchmarks. The agreement expired in December 2018 and was automatically renewed for an additional one year term. The agreement will continue to renew automatically for an additional one-year term unless the agreement is earlier terminated by either party. The agreement also includes a non-compete clause should the employee be terminated under specific terms of the agreement.
Employee Benefit Plan
The Company has a 401(k) savings retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company on a pro rata basis. Contributions made to the plan by the Company, including fees, were approximately $132,192 and $96,648 for the years ended December 31, 2020 and 2019, respectively.
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

10.Related Party Transactions

See Note 8 for note purchase agreement with the stockholders of LD Parent.

LD Parent, Inc.

Notes to Consolidated Financial Statements

11.Income Taxes

Deferred income taxes result from timing differences in the recognition of income and expenses for income tax and financial reporting purposes.

Net deferred tax assets and liabilities are summarized as follows:

December 31,	2020	2019
Employee compensation	$273,215	$232,339
Accounts receivable	155,182	113,288
Inventory	16,379	4,393
Partnership interest	365,529	11,613
Deferred revenue	280,546	264,617
Deferred tax assets	1,090,851	626,250
Property and equipment	(316,798)	(343,692)
Intangible assets	(11,480,837)	(12,051,476)
Other	(36,455)	(5,388)
Deferred tax liabilities	(11,834,090)	(12,400,556)
Net deferred income tax liabilities	$(10,743,239)	$(11,774,306)
A summary of current and deferred income taxes included in the Consolidated Statements of Operations is as follows:

Year Ended December 31,	2020	2019
Current:
Federal	$1,114,816	$407,242
State	287,525	120,711
Current tax expense	1,402,341	527,953
Deferred:
Federal	(870,588)	(578,011)
State	(160,479)	(92,046)
Deferred benefit	(1,031,067)	(670,057)
Total tax expense (benefit)	$371,274	$(142,104)

The Company’s effective income tax rate reconciles with the federal statutory rate as follows:

Years Ended December 31,	2020	2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.4	3.0
Non-deductible expenses	0.1	(0.6)
Non-controlling interest	3.1	(6.2)
Return to provision adjustment	0.1	(0.8)
Stock-based compensation	(3.1)	1.4
Effective income tax rate on income before taxes	25.6%	17.8%

LD Parent, Inc.

Notes to Consolidated Financial Statements

The Company may be subject to examination by the Internal Revenue Service (IRS) as well as states for calendar year 2017 through 2020.  The Company has not been notified of any federal income tax examinations. As disclosed in Note 13, the Company in 2021 is under income tax, sales tax, and payroll tax audits by the State of New Jersey. The Company does not expect any material adjustments.

12.Stock-Based Compensation

Share Options
Stock Options are issued by LD Parent pursuant to its 2018 Stock Incentive Plan (“the Plan”). The related stock-based compensation is pushed down to its subsidiary and recorded by the Company. The Company follows ASC 718, Share-Based Payment, for recording stock-based compensation. The fair value of each time-based and performance-based option award is estimated on the date of grant using a Black-Scholes option pricing model. These options, along with performance based options, will be expensed when such events are deemed probable. Expected volatilities are based on historical volatility of an appropriate industry sector index and other factors. The expected term of options with fixed exercise prices is derived by using the midpoint between vesting and expiration as the expected term of the option grant which is permitted under the guidance. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the years ended December 31, 2020 and 2019.
A summary of assumptions for is presented below:

2018
Expected volatility	23%
Expected term (years)	5
Expected dividend yield	—
Risk-free interest rate	1.81%

	Stock Options
	Number of stock option shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at December 31, 2018	1,369	$3,931	9.3	1,095	274
Granted	—	—	—	—	—
Exercised	(95)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2019	1,274	$3,931	8.30	821	453
Granted	—	—	—	—	—
Exercised	(192)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2020	1,082	$3,931	7.30	547	535

The Company has time-based share-based compensation arrangements under the Plan, which vest over 5 years. In addition to time-based awards, the Company has performance-based awards which vest upon meeting certain financial metrics.

LD Parent, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019, the Company recorded expense of $258,602 and $258,602, respectively, in selling, general, and administrative expenses for stock-based compensation. Unamortized stock-based compensation at December 31, 2020 and 2019 was $516,504 and $775,106, respectively.

13.Subsequent Events

As of February 2021, the Company is under income tax, sales tax, and payroll tax audits by the State of New Jersey. The Company does not expect any material adjustments.

Management has reviewed and evaluated all events and transactions as of March 15, 2021, the date that the consolidated financial statements were available for issuance.

Polyform Holdings, Inc. and Subsidiary
Consolidated Financial Report
December 31, 2020

Polyform Holdings, Inc. and Subsidiary

Independent Auditor's Report
To the Board of Directors
Polyform Holdings, Inc. and Subsidiary
We have audited the accompanying consolidated financial statements of Polyform Holdings, Inc. and Subsidiary (the "Company"), which comprise the consolidated balance sheet as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polyform Holdings, Inc. and Subsidiary as of December 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Chicago, Illinois
February 26, 2021

Polyform Holdings, Inc. and Subsidiary

Consolidated Balance Sheet

	December 31,	December 31,
	2020	2019
Assets
Current Assets
Cash	$2,682,014	$1,350,355
Accounts receivable - Net	3,224,444	2,254,274
Inventory - Net	3,533,000	2,156,799
Prepaid expenses and other current assets	252,888	155,810
Total current assets	9,692,346	5,917,238
Property and Equipment - Net	1,247,434	947,636
Right-of-use Asset - Net	2,732,421	2,907,339
Goodwill	7,094,308	7,094,308
Intangible Assets - Net	18,958,813	20,525,479
Total assets	$39,725,322	$37,392,000
Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$834,945	$410,549
Current portion of lease liability	217,687	174,918
Accrued and other current liabilities:
Taxes payable	16,000	—
Accrued compensation	824,898	514,694
Customer deposits and advances	183,182	68,837
Other accrued liabilities	383,894	315,150
Total current liabilities	2,460,606	1,484,148
Long-term Lease Liability	2,559,827	2,732,421
Deferred Tax Liability	1,000,000	387,000
Long-term Stockholder Debt	18,003,624	18,003,624
Stockholders' Equity	15,701,265	14,784,807
Total liabilities and stockholders' equity	$39,725,322	$37,392,000

See notes to consolidated financial statements

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Net Sales	$18,980,631	$16,517,512
Cost of Sales	9,524,659	8,728,095
Gross Profit	9,455,972	7,789,417
Operating Expenses	4,896,599	5,360,877
Operating Income	4,559,373	2,428,540
Nonoperating Expense
Foreign exchange loss	—	(330)
Interest expense	(2,944,711)	(2,920,588)
Other expense	(6,360)	(6,863)
Total nonoperating expense	(2,951,071)	(2,927,781)
Income - Before income taxes	1,608,302	(499,241)
Income Tax Expense (Recovery)	468,750	(140,000)
Net Income (Loss)	$1,139,552	$(359,241)

See notes to consolidated financial statements

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	$12	$16,904,034	$(939,033)	$15,965,013

Net loss	—	—	(359,241)	(359,241)
Dividends paid	—	(1,000,000)	—	(1,000,000)
Stock-based compensation expense	—	179,035	—	179,035

Balances as of December 31, 2019	$12	$16,083,069	$(1,298,274)	$14,784,807

Net income	—	—	1,139,552	1,139,552
Dividends paid	—	(350,000)	—	(350,000)
Stock-based compensation expense	—	126,906	—	126,906

Balances as of December 31, 2020	$12	$15,859,975	$(158,722)	$15,701,265

See notes to consolidated financial statements

Polyform Holdings, Inc. and Subsidiary

Consolidated Statement of Cash Flows

	Year-ended	Year-ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$1,139,552	$(359,241)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	125,291	85,239
Amortization of intangible assets	1,566,666	1,566,667
Stock-based compensation expense	126,906	179,035
Bad debt expense	3,193	103,961
Deferred income tax expense (recovery)	452,750	(140,000)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(973,363)	(30,814)
Inventory	(1,376,201)	53,918
Prepaid expenses and other assets	63,172	(39,811)
Accounts payable	424,396	(28,218)
Accrued and other liabilities	554,386	373,625
Net cash provided by operating activities	2,106,748	1,764,361
Cash Flows from Investing Activities
Purchase of property and equipment	(425,089)	(241,652)
Net cash used in investing activities	(425,089)	(241,652)
Cash Flows from Financing Activities
Dividends paid	(350,000)	(1,000,000)
Net cash used in financing activities	(350,000)	(1,000,000)
Net Increase in Cash	1,331,659	522,709
Cash - Beginning of period	$1,350,355	$827,646
Cash - End of period	$2,682,014	$1,350,355

Supplemental Cash Flow Information
Cash paid for interest	$2,944,711	$2,920,588
Significant Noncash Transactions
Increase in lease liabilities and right-of-use assets due to implementation of ASU842:	—	3,073,743
Reduction in lease liabilities and right-of-use assets from amortization of lease	174,918	166,404

See notes to consolidated financial statements

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
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
Risks and Uncertainties
On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals worldwide. In response, many countries have implemented measures to combat the outbreak, which have impacted global business operations.
During 2020, as a result of orders issued by the State of Illinois, the Company’s facilities maintained a minimal operating level starting in late March 2020 through the end of May 2020. The Company’s operating levels returned to pre-pandemic volumes quickly and increased through the remainder of 2020. No impairments were recorded as of the balance sheet date.
While the Company’s results of operations, cash flows and financial condition were not significantly impacted, the extent of any future impact cannot be reasonably estimated at this time, and the Company continues to monitor the effects surrounding future uncertainty.
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

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 2 - Significant Accounting Policies (Continued)
Trade Accounts Receivable
Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for other accounts receivable based on historical loss experience. The allowance for doubtful accounts on accounts receivable balance was approximately $47,000 and $150,000 as of December 31, 2020 and 2019, respectively. Bad debt incurred on trade accounts receivable was approximately $4,000 and $104,000 for the year ended December 31, 2020 and 2019, respectively.
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
No impairment charge was recognized during the year ended December 31, 2020 or 2019. Estimates associated with goodwill are susceptible to material change in the near term.
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
Credit Risk and Major Customers
The Company extends trade credit to its customers on terms that are generally practiced in the industry. Five customers accounted for approximately 69 percent of accounts receivable as of December 31, 2020 and 56 percent of sales during the year ended December 31, 2020. Five customers accounted for approximately 71 percent of accounts receivable as of December 31, 2019 and 58 percent of sales during the year ended December 31, 2019. Accounts receivable for these customers are considered current.
One major supplier accounts for approximately 10 percent of accounts payable as of December 31, 2020 and 5 percent of purchases for the year ended December 31, 2020. One major supplier accounts for approximately 17 percent of accounts payable as of December 31, 2019 and 5 percent of purchases for the year ended December 31, 2019.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 2 - Significant Accounting Policies (Continued)
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
The cost of discounts and rebates is recognized at the later of the date at which the related sale is recognized or the date at which the incentive is offered. The cost of these incentives is estimated using a number of factors including historical utilization and redemption rates. Substantially all cash incentives of this type are included in the determination of net sales. Incentives offered in the form of free product are included in the determination of cost of sales. The reserve for discounts and rebates is approximately $301,000 and $117,000 at December 31, 2020 and 2019, respectively, and is presented net with accounts receivable on the consolidated balance sheet.
As a practical expedient, the Company elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional performance obligation.
Shipping and Handling Costs
The Company records shipping and handling costs for the delivery of finished goods in cost of sales in the consolidated statement of operations. Total shipping and handling costs were approximately $133,000 for the year ended December 31, 2020 and $124,000 for the year ended December 31, 2019.
Income Taxes
A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.
Subsequent Events
The consolidated financial statements and related disclosures include evaluation of the events up through February 26, 2021 which is the date the consolidated financial statements were available to be issued.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 3 - Revenue Recognition
The Company develops, manufactures, and markets various types of polymer clay products and tools for sale to customers primarily in the arts and crafts industry. The business is broken down into 3 major goods/service lines. Goods are transferred at a point in time.
The following economic factors affect the nature, amount, and timing of the Company’s revenue and cash flows as indicated:
•Type of customers: Based on dollar amounts of revenue, the majority of the goods sold by the Company are sold to retailers. Sales to retailers, distributors, and e-tailers are highly seasonal.
•Geographical location of customers: Sales of customers located within the United States represent a significant portion of the Company’s sales. Prices realized for international sales tend to be lower than price realized for U.S. sales.
The following table shows revenue with customers by geographic location, major goods/service lines, and customer segments:

Gross Sales

Primary geographical markets:	2020	2019
North America	$17,496,312	$15,048,591
All Other	2,856,422	2,255,105
Total	$20,352,734	$17,303,696

Major goods/service lines:
Polymer and Purchased Clay	$18,124,003	$15,882,052
Tools/Accessories/Molds	2,228,731	1,421,644
Total	$20,352,734	$17,303,696

Customer segments:
Retailer	$9,887,878	$9,984,975
Distributors	6,461,722	5,341,540
E-Tailers	4,003,134	1,977,181
Total	$20,352,734	$17,303,696
Gross sales of $20,352,734 were reduced by $1,372,103 of customer returns, discounts and allowances for the year ended December 31, 2020 to arrive at net sales of $18,980,631 reported in the consolidated statement of operations. Gross sales of $17,303,696 were reduced by $786,184 of customer returns, discounts and allowances for the year ended December 31, 2019, to arrive at net sales of $16,517,512 reported in the consolidated statement of operations.
The beginning balances of the Company’s net receivables from contracts with customers were $2,254,274 and $2,327,421 as of January 1 2020 and 2019, respectively. The closing balances were $3,224,444 and $2,254,274 as of December 31, 2020 and 2019, respectively.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 4 - Inventory
Inventory at December 31 consists of the following:

	2020	2019
Raw materials	$1,354,643	$1,123,171
WIP	400,579	40,400
Finished goods	1,777,778	993,228
Total Inventory	$3,533,000	$2,156,799
Note 5 - Property and Equipment
Property and equipment at December 31 are summarized as follows:

			Depreciable
	2020	2019	Life - Years
Leasehold improvements	$52,312	$42,421	10-15
Machinery and equipment	1,349,778	947,391	2-10
Computer equipment and software	117,270	104,459	3-5
Total Cost	1,519,360	1,094,271
Accumulated depreciation	271,926	146,635
Net Property and Equipment	$1,247,434	$947,636
Depreciation expense for the Company was approximately $125,000 and $85,000 for the years ended December 31, 2020 and 2019, respectively.
Note 6 - Acquired Intangible Assets and Goodwill
Intangible assets of the Company at December 31 are summarized as follows:

	2020		2019
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$15,100,000	$2,917,954	$15,100,000	$1,911,288
Trade name	6,100,000	1,178,776	6,100,000	772,110
Developed Technology	2,300,000	444,457	2,300,000	291,123
Total	$23,500,000	$4,541,187	$23,500,000	$2,974,521
Amortization expense for the Company was approximately $1,600,000 for each of the years ended December 31, 2020 and 2019.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 6 - Acquired Intangible Assets and Goodwill (Continued)
Estimated amortization expense for each of the next five years is approximately $1,600,000 and $11,000,000 of total amortization expense thereafter.
The carrying amount of goodwill in 2020 and 2019 was $7,094,308.
Note 7 - Long-term Debt

	2020	2019
Senior secured loan to majority stockholders, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x	$ 15,700,000	$ 15,700,000
Senior secured loan to the minority stockholder, with monthly interest-only payments. The fixed interest rate on the note is 16 percent. The note is collateralized by the Company’s tangible assets and is subject to certain financial covenants, including a fixed-charge coverage ratio of 1:00x and a maximum total debt to adjusted EBITDA ratio of 5:75x	2,303,624	2,303,624
Total	$ 18,003,624	$ 18,003,624
As of December 31, 2020 Polyform is in compliance with the above fixed-charge coverage ratio and maximum total debt to adjusted EBITDA financial covenants noted above.
There are no principal payments due on the above mention debt, except for the outstanding balance at maturity on August 7, 2023.
Interest expense for the Company was approximately $2,945,000 and $2,921,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 8 - Line of Credit
The Company entered into a line of credit agreement on December 19, 2019. Under the agreement, the Company has available borrowings of $1,000,000. The line of credit is collateralized by substantially all of the Company's assets and is subordinated to the senior secured loans discussed in Note 7.

Interest on the line of credit is based on the Prime Rate, or 3.25 percent at December 31, 2020. Under the terms of the agreement, the Company is subject to certain covenants, including a current ratio and minimum accounts receivable balance. As of December 31, 2020 and 2019, there were no amounts outstanding on the line of credit.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 9 - Capital Stock
As of December 31, 2020, 40,000 shares of Class A voting common stock, par value of $0.001 per share and 10,000 shares of Class B non-voting common stock, par value of $0.001 per share were authorized for the Company. As of December 31, 2020, there were 12,417.75 shares of Class A voting common stock issued and outstanding. There were no shares of Class B non-voting common stock issued or outstanding.
Dividends are applied as follows: retained earnings would first be reduced to zero (but not below zero), and then additional paid-in-capital would be reduced (but not below zero). If the additional paid-in-capital has been fully exhausted, the excess would be reported as a debit in a section in the statement of stockholder’s equity titled distributions in excess of recorded capital.
The Company declared and paid $350,000 and $1,000,000 in dividends during the years ended December 31, 2020 and 2019, respectively, all of which were classified as a reduction in additional paid-in-capital.

Note 10 - Income Taxes
The Company files income tax returns annually in the U.S. federal and State of Illinois income tax jurisdictions.
The components of the income tax provision included in the consolidated statement of operations are all attributable to continuing operations and are detailed as follows:

	Federal Expense	State Expense	Total Expense
	(Recovery)	(Recovery)	(Recovery)
2020
Current	$(149,250)	$5,000	$(144,250)
Deferred	409,000	204,000	613,000
Net income tax expense	$259,750	$209,000	$468,750

	Federal Expense	State Expense	Total Expense
	(Recovery)	(Recovery)	(Recovery)
2019
Current	$—	$—	$—
Deferred	(93,000)	(47,000)	(140,000)
Net income tax recovery	$(93,000)	$(47,000)	$(140,000)

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 10 - Income Taxes (Continued)
A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	2020	2019
Income tax expense (recovery), computed at 21% of pretax income	$337,743	$(104,850)
State taxes, net of federal effect	120,703	(37,741)
Nondeductible expense, permanent differences	2,340	2,084
Increased benefit of federal NOL carryback at higher rates	(36,609)	—
All other including adjustment of prior year estimates	44,573	507
Net income tax expense (recovery)	$468,750	$(140,000)
The details of the net deferred tax asset (liability) are as follows:

	2020	2019
Goodwill and intangibles	$(982,000)	$(871,000)
AR Reserve	75,000	49,000
Inventory reserve	74,000	62,000
Property and Equipment	(341,000)	(216,000)
Net operating loss carryforward	—	537,000
Other assets and liabilities	174,000	52,000
Net deferred tax liabilities	$(1,000,000)	$(387,000)
At December 31, 2019, the Company had a net operating loss (NOL) carry forward of approximately $1,900,000. Under the provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in response to the COVID-19 pandemic, the Company was able to carry back approximately $590,000 in NOLs to previous tax years. The Company has recorded a receivable of approximately $160,000 as part of other current assets for the expected refund from the Internal Revenue Service. The remaining balance of the NOL was completely utilized in 2020 to offset taxable income. No net operating losses remain as of December 31, 2020.
Note 11 - Leases
The Company currently leases a building of approximately 58,200 square feet including 5,500 square feet for offices and 52,700 square feet for manufacturing/warehousing. The lease is classified as an operating lease and expires in April 2032. The lease requires base annual rent payments of $315,000 and is subject to annual inflationary increases, not to exceed 2% a year. The lease requires the Company to pay taxes, insurance, utilities and maintenance costs. The Company has elected the practical expedient not to separate lease and nonlease components. Cash paid for amounts included in the measurement of lease liabilities for the lease were $315,000 for each of the years ended December 31, 2020 and 2019.

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 11 - Leases (Continued)
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
The Company recognized rent expense associated with the lease as follows:

	Year-ended	Year-ended
	December 31,	December 31,
	2020	2019
Operating lease cost:
Fixed rent expense	$315,000	$315,000
Variable rent expense	16,648	10,290
Short-term lease cost	9,093	12,263
Net lease cost	340,741	337,553

Lease cost - Cost of Sales	300,731	294,561
Lease cost - SG&A	40,010	42,992
Net Lease cost	$340,741	$337,553
Future minimum lease payments are as follows:

2021	$315,000
2022	315,000
2023	315,000
2024	315,000
2025	315,000
Thereafter	1,995,000
Total	3,570,000
Less effects of discounting	(792,486)
Lease liabilities recognized	$2,777,514
Note 12 - Stock Options
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

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 12 - Stock Options (Continued)
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions: (1) 7.5 years time to maturity, (2) 2.51 percent risk-free rate, and (3) 42.00 percent expected annual stock volatility. Expected volatilities are based on competitors in our industry historical stock price volatility over the expected term. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock options was also discounted for lack of marketability. The fair value of the stock options awarded during 2019 was $414 per option unit. There were no stock options awarded in 2020.
When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur. The compensation cost that has been charged against income for the Plan was $126,906 and $79,035 for the year ended December 31, 2020 and 2019, respectively. The Company expects to recognize approximately $127,000 in compensation cost annually through 2022, and approximately $75,000 in 2023.
A summary of option activity under the Plan for the years ended December 31, 2020 and 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
Options	Shares	Exercise Price	Term (in years)
Outstanding at January 1, 2019	—	—	—
Granted	1,534	$1,442	10.00
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2019	1,534	1,442	9.33
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2020	1,534	$1,442	8.33

Vested at December 31, 2020	739	1,442	—
Exercisable at December 31, 2020	739	1,442	—

Polyform Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2020 and 2019
Note 13 - Retirement Plans
The Company provides a defined contribution savings plan for all eligible employees. The plan provides for the Company to make a discretionary profit-sharing contribution and a required matching contribution. Expenses under the plan amounted to approximately $65,000 for each of the years ended December 31, 2020 and 2019.
Note 14 - Contingencies
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

Consolidated Financial Statements and
Report of Independent Registered Public Accounting Firm

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY

For the Year Ended December 31, 2020 and the Period August 1, 2019
(Commencement of Operations) through December 31, 2019

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Roundtable Equity Holdings LLC and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roundtable Equity Holdings LLC and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows and changes in members' equity for year ended December 31, 2020 and the period August 1, 2019 (commencement of operations) through December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period August 1, 2019 (commencement of operations) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Philadelphia, Pennsylvania
March 19, 2021

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,568,548	$1,508,968
Accounts receivable, net of allowance for credit losses of $59,678 and $112,464, respectively	454,005	835,707
Due from related party	2,832	67,397
Prepaid expenses and other current assets	141,305	83,467
Total current assets	4,166,690	2,495,539

Property and equipment, net of accumulated depreciation of $36,679 and $8,085, respectively	109,940	57,451
Finance lease right-of-use assets	37,114	47,631
Operating lease right-of-use assets	697,429	1,225,160
Other intangible assets, net of accumulated amortization of $2,076,044 and $610,377, respectively	25,083,956	26,549,623
Goodwill	33,653,633	33,352,834
Total assets	$63,748,762	$63,728,238

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$108,052	$18,414
Accrued expenses and other current liabilities	1,376,820	343,355
Current portion of long-term debt	2,000,000	2,000,000
Current portion of finance lease liabilities	12,405	13,856
Current portion of operating lease liabilities	358,024	361,530
Current portion of deferred FICA tax liability	66,196	—
Deferred revenue	485,381	949,497
Total current liabilities	4,406,878	3,686,652

Long-term debt, net of current portion	15,000,000	15,000,000
Deferred tax liability, net	4,364,569	5,505,743
Deferred FICA tax liability, net of current portion	66,196	—
Finance lease liabilities, net of current portion	26,730	34,529
Operating lease liabilities, net of current portion	95,577	405,956
Total liabilities	23,959,950	24,632,880

Commitments and contingencies

MEMBERS' EQUITY
Membership units and paid-in capital 40,100 Class A shares issued and outstanding; 0 Class B shares issued and outstanding	40,100,000	40,100,000
Accumulated deficit	(311,188)	(1,004,642)
Total members' equity	39,788,812	39,095,358
Total liabilities and members' equity	$63,748,762	$63,728,238
The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statements of Operations
For the year ended December 31, 2020 and the period August 1, 2019 (Commencement of Operations) to December 31, 2019

	Year Ended December 31, 2020	August 1, 2019 to December 31, 2019
Revenues
Roundtable and other revenues	$12,723,660	$4,502,775
Sales discounts	(1,782,088)	(573,674)
Total revenues, net	10,941,572	3,929,101

Costs and Expenses
Salaries and employee benefits	5,704,213	1,541,725
Depreciation and amortization	1,506,983	618,462
Selling	330,119	850,552
General and administrative	1,551,255	1,215,465
Total costs and expenses	9,092,570	4,226,204

Operating income (loss)	1,849,002	(297,103)
Interest expense, net	2,598,676	1,043,334
Loss before income tax benefit	(749,674)	(1,340,437)
Income tax benefit	1,443,128	335,795
Net income (loss)	$693,454	$(1,004,642)

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the year ended December 31, 2020 and the period August 1, 2019 (Commencement of Operations) to December 31, 2019

	Year Ended December 31, 2020	August 1, 2019 to December 31, 2019
Cash flows from Operating Activities
Net income (loss)	$693,454	$(1,004,642)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,506,983	618,462
Provision for (recovery of) credit losses	(22,118)	37,104
Deferred income tax benefit	(1,443,128)	(335,795)
Operating lease costs	575,581	297,298
Interest on financing leases	3,633	1,700
Changes in operating assets and liabilities:
Accounts receivable	403,819	518,189
Prepaid expenses and other current assets	(57,838)	(13,467)
Due from related party	64,566	(67,397)
Accounts payable	89,638	(303,587)
Accrued expenses and other current liabilities	1,033,464	(686,255)
Deferred revenue	(464,116)	(2,465,503)
Operating lease liability	(363,940)	(121,876)
Deferred FICA tax liability	132,390	—
Net cash provided by (used in) operating activities	2,152,388	(3,525,769)
Cash flows from Investing Activities
Cash paid for business combination, net of cash acquired	—	(41,395,000)
Purchase of property and equipment	(79,926)	(7,536)
Net cash used in investing activities	(79,926)	(41,402,536)
Cash flows from Financing Activities
Proceeds from issuance of debt	—	14,114,338
Repayment of finance lease liabilities	(12,882)	(6,027)
Repayment of debt assumed from business combination	—	(55,000)
Contributions from members	—	32,385,662
Net cash (used in) provided by financing activities	(12,882)	46,438,973
Net change in cash and cash equivalents	2,059,580	1,510,668
Cash and cash equivalents, beginning of period	1,508,968	—
Cash and cash equivalents, end of period	$3,568,548	$1,510,668

Supplementary disclosure of cash flow information
Interest paid	$2,606,300	$1,043,334
Taxes paid	$24,600	$—
Non-cash investing activities
Non-cash purchase consideration related to business combination
Assumption of debt from acquiree	$—	$55,000
Issuance of debt	—	2,885,662
Roll-over of seller's equity	—	7,714,338
Total non-cash purchase consideration	$—	$10,655,000

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Consolidated Statements of Changes in Members’ Equity
For the year ended December 31, 2020 and the period August 1, 2019 (Commencement of Operations) to December 31, 2019

	Class A Membership Units	Class B Membership Units	Paid-in Capital	Accumulated Deficit	Total Members’ Equity
Balance at August 1, 2019	—	—	$—	$—	$—
Issuance of Class A membership units	40,100	—	40,100,000	—	40,100,000
Net loss	—	—	—	(1,004,642)	(1,004,642)
Balance at December 31, 2019	40,100	—	40,100,000	(1,004,642)	39,095,358
Net income	—	—	—	693,454	693,454
Balance at December 31, 2020	40,100	—	$40,100,000	$(311,188)	$39,788,812

The accompanying notes are an integral part of these consolidated financial statements.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

1.DESCRIPTION AND LIQUIDITY OF BUSINESS

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

Roundtable Equity Holdings LLC was incorporated in the state of Delaware on June 19, 2019 and did not have operations until its wholly-owned subsidiary, Roundtable Acquisition LLC, acquired Auriemma Consulting Group, Inc. (“ACGI”) on August 1, 2019. Immediately following the acquisition, Roundtable Acquisition LLC merged with ACGI. Refer to Note 3 for details of this transaction. Roundtable Equity Holdings LLC is a majority-owned subsidiary of USR Strategic EquityCo, LLC, which is a wholly owned subsidiary of CNL Strategic Capital, LLC.

Liquidity of Business

The Company has a cash and cash equivalents balance of $3,568,548, a working capital deficit of $240,188 and an accumulated deficit of $311,188 as of December 31, 2020. In addition, the Company incurred a loss before income tax benefit of $749,674 and reported positive cash flows from operations of $2,152,388 during the year ended December 31, 2020. The Company expects to finance its operations for at least the next twelve months following the issuance of its consolidated financial statements, mainly through Membership renewals and expanded related offerings.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Principles of Consolidation

The consolidated financial statements and accompanying notes include the financial statements of Roundtable Equity Holdings LLC and its wholly owned subsidiary, ACGI. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less at the time of acquisition. The Company places its cash and cash equivalents into institutions and performs periodic evaluations of these institutions and funds to mitigate the risk associated with cash and cash equivalents balances of $3,568,548, which are in excess of government insurance. In addition, the Company entered into an uncommitted discretionary demand line of credit with a financial institution which can only be used for issuing standby letters of credit of up to $100,000. The standby letters of credit incur an interest rate of 3% + prime per annum, are payable within 12 months from their issuance and are secured by certain cash and cash equivalents maintained in such financial institution. There were no standby letters of credit issued under this line of credit facility as of December 31, 2020 and 2019.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses.  Accounts outstanding longer than the contractual terms are considered to be past due.  The Company maintains an allowance for credit losses based on trade receivables that are not probable of collection after evaluating the aging of receivables and the current economic environment. When the Company determines that the amounts are not recoverable, the receivable is written off against the allowance.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed principally using the straight‑line method over the estimated useful lives of the respective assets, which is typically 3 years. The Company reviews the carrying values of property and equipment, whenever circumstances indicate that such amounts might be impaired. Based on the Company’s assessment, the Company determined that its property and equipment was not impaired during the year ended December 31, 2020 and the five months ended December 31, 2019.

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

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Based on the Company’s assessment, the Company determined that its goodwill and intangible assets, which were acquired on August 1, 2019, were not impaired during the year ended December 31, 2020 and the five months ended December 31, 2019.

Revenue Recognition

The Company records revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To do this, the Company applies the five-step model prescribed by ASC Topic 606, which requires the Company to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Refer to Note 10 for more details of the Company’s revenues from contracts with customers.

Leases

The Company records leases under ASC Topic 842, Leases (“ASC Topic 842”). Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Refer to Note 11 for more details of the Company’s leasing arrangements.

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
December 31, 2020 and 2019

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

Foreign Currency Transactions

Assets and liabilities are translated at the rate of exchange in effect at that date. At the date the transaction is recognized, the transaction is translated into United States dollars (USD). A gain or loss is recognized when the transaction is settled for the difference in the rate in effect between the time the transaction is recognized and when it is settled. Foreign currency transaction adjustment is not material for the year ended December 31, 2020 and during the five months ended December 31, 2019.

Fair Value Measurements

The Company applies the relevant accounting guidance on fair value measurements to financial and non-financial assets and liabilities measured and reported at fair value on a recurring and non-recurring basis. The three levels of fair value hierarchy are as follows:

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

Contingencies

The Company may, from time to time, be a party to various contingencies, including litigation and claims, arising in the normal course of business. Because contingencies are inherently unpredictable, particularly in cases where claimants seek substantial or indeterminable damages or where proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how or when such matters will be resolved, or what the settlement might be where there is only a reasonable possibility that a loss may have been incurred. There were no loss or gain contingencies recorded in the Company’s consolidated financial statements as of and during the year ended December 31, 2020 and as of and during the five months ended December 31, 2019.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation. These reclassification adjustments had no effect on the Company's previously reported net loss.

New Accounting Pronouncements to Be Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this update on the consolidated financial statements.

New Accounting Pronouncements Adopted

Effective January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (see Note 11 for further discussion). This ASU replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The Company adopted ASU 2016-13 using the modified retrospective transition method. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to the opening balance of accumulated deficit at January 1, 2020, and did not have a material impact on the Company’s results of operations, financial condition or liquidity.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 was effective for the Company in 2020. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and notes.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”). The guidance improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures. ASU 2018-13 was effective for the Company in 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements and notes.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. As of the date these consolidated financial statements were available to be issued, some of the Company’s customers have been impacted by temporary closures. The Company cannot reasonably estimate the length or severity of this pandemic. Nevertheless, the pandemic presents uncertainty and risk with respect to the Company, its performance, and its financial results that cannot not be reasonably estimated at this time.

3.BUSINESS COMBINATION

On August 1, 2019, the Company acquired all of the outstanding common stock of ACGI for a purchase consideration of $53,000,000, which consisted of: (i) a cash consideration of $42,345,000, (ii) a note payable issued to the seller for $2,885,662, (iii) a rollover of the seller’s equity interest for $7,714,338 and (iv) the assumption of debt of $55,000. The purpose of the transaction was to accelerate the roundtables growth strategy by enhancing the Company’s benchmarking, data and analytics capabilities and expand into new market verticals. The roundtables business’ results of operations have been included in the consolidated financial statements from the date of acquisition.

Based on the finalized valuation report received during March 2020, the Company revised the preliminary purchase allocation as disclosed in the prior year consolidated financial statements. As a result, $300,800 was recorded to increase goodwill and a corresponding increase of deferred tax liability for the same amount. The final goodwill balance as of December 31, 2020, was $33,653,633. The following summarizes the final allocation of the purchase price consideration over the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Purchase consideration:	$53,000,000

Assets acquired (liabilities assumed):
Cash and cash equivalents	950,000
Accounts receivable	1,391,000
Prepaid expenses and other	70,000
Property and equipment	138,000
Operating and finance right of use assets	943,774
Goodwill	33,653,633
Customer relationships	20,700,000
Developed technology	5,100,000
Trade name	1,360,000
Favorable leases	546,776
Accounts payable	(322,000)
Accrued expenses and other	(1,029,610)
Deferred revenue	(3,415,000)
Operating and finance lease liabilities	(943,774)
Deferred tax liability	(6,142,799)
Total assets acquired, net of liabilities assumed	$53,000,000

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The fair values of the notes payable issued to the seller and the assumed debt included in the purchase consideration are based on current rates offered to the Company for debt of the same remaining maturity and, accordingly, such fair values are approximated by their carrying values as of August 1, 2019. The fair value of the seller’s equity interest included in the purchase consideration is based on the fair value of the underlying units as of August 1, 2019.

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

The fair values of the trade name and the developed technology are determined using the relief of royalty method and includes estimates and assumptions such as the revenue growth rate, the royalty rate, the economic life of the trade name and developed technology, and the weighted-average cost of capital. The fair value of customer relationships is determined using the excess earnings method and include estimates and assumptions such as the revenue growth rate, the attrition rate, the estimated expenses and contributory asset charges, the economic life of the customer relationships and the weighted-average cost of capital. The fair value of the favorable leases acquired is determined using the income approach and includes inputs and assumptions such as the lease terms, a discount rate and current and projected market rates. Such favorable leases are included in the operating leases right-of-use assets in the consolidated balance sheets. The fair value the acquired workforce, which is included in goodwill, is determined using estimates and assumptions such as the headcount, the estimated salaries and employee benefits of the workforce and the replacement cost per employee.

The weighted-average cost of capital is determined using estimates and assumptions such as the prospective financial information of the acquiree and guideline public company data. The excess of the purchase consideration over the fair value of the assets acquired and liabilities assumed is attributed to goodwill primarily because of the various operational and market synergies that are expected to be generated from this acquisition. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgement.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

4.PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Prepaid technology	$3,531	$40,278
Prepaid conference room	110,596	18,817
Other	27,178	24,372
Total prepaid expenses and other current assets	$141,305	$83,467

5.PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 consist of the following:

	Useful Life	2020	2019
Computer equipment	3 years	$131,385	$58,111
Furniture and equipment	3 years	7,425	7,425
Software	3 years	7,809	—
		146,619	65,536
Less accumulated depreciation		36,679	8,085
Total property and equipment, net		$109,940	$57,451

The depreciation expense related to property and equipment amounted to $28,594 for the year ended December 31, 2020 and $8,085 for the five months ended December 31, 2019.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

6.OTHER INTANGIBLE ASSETS

The balances of Other intangible assets as of December 31, 2020 and 2019 are as follows:

Gross Value	Estimated
Other Intangible Assets	Useful Life	2020	2019
Developed Technology	15 years	$5,100,000	$5,100,000
Customer Relationships	20 years	20,700,000	20,700,000
Trade Name	15 years	1,360,000	1,360,000
Total other intangibles, gross		27,160,000	27,160,000

Developed Technology		481,667	141,667
Customer Relationships		1,465,933	430,933
Trade Name		128,444	37,777
Total accumulated amortization		2,076,044	610,377

Total other intangible assets, net		$25,083,956	$26,549,623

The amortization expense related to other intangible assets amounted to $1,465,668 for the year ended December 31, 2020 and $610,377 for the five months ended December 31, 2019. The amortization expense to be incurred in future periods are as follows:

Years Ending December 31,
2021	$1,465,667
2022	1,465,667
2023	1,465,667
2024	1,465,667
2025	1,465,667
Thereafter	17,755,621
Total	$25,083,956

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2020 and 2019 consists of the following:

	2020	2019
Commissions payable	$—	$77,270
Due to credit card company	24,781	76,815
Vacation accrual	46,581	48,030
Advances from clients	721,880	—
Bonuses payable	600,938	—
Other current liabilities	(17,360)	141,240
Total accrued expenses and other current liabilities	$1,376,820	$343,355

8.RELATED PARTY TRANSACTIONS
Financing arrangements with related parties
The Company’s financing arrangements consist of senior subordinated notes and a senior secured bridge note from related parties which have outstanding balances of $15 million and $2 million as of December 31, 2020 and 2019, respectively.
Senior Subordinated Notes
On August 1, 2019, Roundtable Acquisition LLC entered into note purchase agreements with its members for an aggregate principal amount of $15 million. The proceeds from these notes were used to settle outstanding debt obligations and to partially fund the Company’s acquisition of ACGI. Refer to Note 3 for more details of this transaction. No principal amounts are due until the maturity date of August 1, 2025. These notes bear an interest of 16% per annum which are payable monthly. These notes are secured by the Company’s assets and are subordinated to the senior secured bridge note discussed below. The outstanding balance of these notes as of December 31, 2020 and 2019 comprises long-term debt, net of current portion, in the accompanying consolidated balance sheets.
Senior Secured Bridge Note
On November 13, 2019, the Company amended the above note purchase agreements to include a $2 million senior secured bridge loan from one of the Company’s members. The proceeds from the note was used to fund the Company’s working capital needs. No principal amounts are due until the maturity date of November 13, 2021. The note bears interest at 8% per annum which is payable monthly. The note is secured by the Company’s assets and is senior to the senior subordinated notes discussed above. The outstanding balance of this note as of December 31, 2020 and 2019 comprises current portion of long-term debt in the consolidated balance sheets.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019
The financing arrangements with related parties discussed above also contain covenants that limit the ability of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of its business; (iv) transfer or dispose of assets; (v) change its name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in the nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change its fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of its subsidiaries; (xiii) use proceeds for certain items; and (xiv) issue or sell any of its units. As of December 31, 2020 and 2019, the Company was in compliance with all covenants included within these financing arrangements with related parties.
Interest expense incurred on these financing arrangements with related parties during the year ended December 31, 2020 and the five months ended December 31, 2019 amounted to $2,602,667 and $1,043,334, respectively. There is no unpaid interest as of December 31, 2020 and 2019 on these financing arrangements.
Other Related Party Transactions
On August 1, 2019, the Company entered into a transition services agreement with an affiliate. The agreement provides for the Company and its affiliate to share marketing, human resources, information technology, treasury, accounting and back office functions as well as office space and equipment. Receivables arising from this agreement represent the affiliate’s share of these costs and are presented in due from related party in the consolidated balance sheets. The affiliate’s share of these pass-through costs did not have an impact on the Company’s consolidated statements of operations during the year ended December 31, 2020 and the five months ended December 31, 2019.

On August 1, 2019, the Company entered into a management agreement with an affiliate. The agreement provides for the affiliate to provide the Company with management, consulting and advisory services on an ongoing basis through December 2029. Management service cost reflected in the general and administrative line of the Company’s consolidated statements of operations for the year ended December 31, 2020 were $52,609 and $0 for the five months ended December 31, 2019.

9.MEMBERS’ EQUITY

The Company issued 40,100 Class A membership units, during the five months ended December 31, 2019. The ownership of Class A units entitle the holder to distributions of cash and property. In addition, each member holding Class A units is entitled to one vote per Class A unit on all matters voted on by the Company’s members and such Class A units vote together as a single class. There were no Class B membership units issued during the year ended December 31, 2020 and during the five months ended December 31, 2019.

Members of the Company are only liable to make capital contributions and other payments to the Company pursuant to the Limited Liability Company (“LLC”) agreement. Such members are not personally liable for the obligations and losses incurred by the Company unless explicitly stated in the LLC agreement.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

10.REVENUES FROM CONTRACTS WITH CUSTOMERS
Roundtable Revenues
The Company accounts for a contract with a customer when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s primary source of revenue is derived from conducting unique executive meetings or roundtables that provides clients with ongoing, in-person access to other leading organizations, allowing key industry participants to collaborate over common challenges and actionable solutions. The standard roundtables package provides the clients with access to 1 to 3 in-person or virtual executive meetings per year, which are facilitated by leading industry professionals, online access to Vizor (an online platform where the Company shares its research with its clients), benchmarking reports, custom surveys and ongoing year-round support. Variations to the standard roundtables package are also available to customers, which can include customized reporting and analysis. The Company aggregates these services and deliverables into a single performance obligation because they are not distinct from each other in that they are interdependent and the overall value to the customer is maximized by having access to these services and deliverables.
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
The Company’s typical payment terms vary based on the customer, however, the period of time between invoicing and when payment is due is generally not significant. Amounts billed and due from customers are classified as accounts receivable, net of allowance for credit losses, on the consolidated balance sheets. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component. In addition, the Company has also elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.
Revenues from roundtables are generally recognized over time as the customer simultaneously receives and consumes the benefit of the services as they are performed. As the performance obligation is consumed on a regular cadence throughout the annual contract period, revenue is recognized on a straight-line basis over the contract term. In this regard: a) there is no one primary deliverable that drives most of the contract value; b) the roundtables and benchmarking reports are generally provided evenly throughout the annual contract period for example, benchmarking reports are often provided on a quarterly basis; c) the Company is standing ready to provide the custom surveys as requested throughout the annual contract period; and d) the customer has continuous access to the deliverables through the Vizor platform.
Accounts Receivable

Amounts billed and due from customers are classified as accounts receivable, net of allowance for credit losses, on the consolidated balance sheets. Accounts receivable acquired from the business combination discussed in Note 3 has a fair value of $1,391,000 as of the acquisition date of August 1, 2019. The accounts receivable outstanding as of December 31, 2020 and 2019, net of allowance for credit losses, amounts to $454,005 and $835,707, respectively.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Deferred Revenue

Deferred revenues are expected to be recognized as revenues during the twelve months ending December 31, 2021. Significant changes in the Company’s deferred revenue balance during the year ended December 31, 2020 and the five months ended December 31, 2019 are as follows:

Deferred revenues assumed on August 1, 2019 through a business combination (Note 3)	$3,415,000
Estimated revenues recognized from deferred revenue assumed on August 1, 2019 through a business combination	(3,415,000)
Increase, excluding amounts recognized as revenues during the period	949,497
Balance, as of December 31, 2019	949,497
Revenues recognized in 2020 from deferred revenue existing as of December 31, 2019	(949,497)
Increase, excluding amounts recognized as revenues during the year	485,381
Balance, as of December 31, 2020	$485,381

Concentration of Credit Risks

The Company’s largest customer accounted for approximately 5% of revenues for the year ended December 31, 2020. This customer also accounted for 4% of accounts receivable as of December 31, 2020. Six other customers accounted for 48% of accounts receivable as of December 31, 2020.

The Company’s largest customer accounted for approximately 10% of revenues for the five months ended December 31, 2019. This customer also accounted for 8% of accounts receivable as of December 31, 2019. Two other customers accounted for 30% of accounts receivable as of December 31, 2019.

11.ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020 (the adoption date of ASU 2016-13 described in Note 2), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur.

In making the Company’s credit evaluations, management considers the general collection risk associated with its customers. The Company establishes credit limits through payment terms with customers, performs ongoing credit evaluations and monitors accounts on an aging schedule basis to minimize risk of loss. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are uncertain and cannot be predicted. As a result, the Company’s future collection experience may differ significantly from historical collection trends.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The Company evaluates its accounts receivable for expected credit losses monthly. Accounts receivables are evaluated based on internally developed credit quality indicators derived from the aging of receivables.

The following table provides a summary of the changes in the Company’s allowance for credit losses for the year ended December 31, 2020:

Balance, as of December 31, 2019	$112,464
Write-off charged against the allowance	(30,668)
Recoveries of bad debt	(22,118)
Balance, as of December 31, 2020	$59,678
Prior to the adoption date, the allowance for credit losses was established when the Company had determined that receivables have been impaired and the Company could reasonably estimate the amount of the incurred loss. The allowance for credit losses was evaluated based on the Company’s ongoing review of accounts receivables and was inherently subjective as it required estimates susceptible to significant revision as more information became available.

12.LEASES

The Company records leases in accordance with ASC Topic 842. ASC Topic 842 includes practical expedient and policy election choices. The Company elected the practical expedient transition package available in ASC Topic 842 and, as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. Additionally, the Company has elected not to separate the accounting for lease components and non-lease components for all leased assets.
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
The Company has entered into contracts to lease office space and equipment with terms that expire at various dates through 2023. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The components of lease expense, which are included in general and administrative expenses in the consolidated statements of operations, during the year ended December 31, 2020 and the five months ended December 31, 2019 and other lease disclosures are as follows:

	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12,723	$5,081
Interest on lease liabilities	3,633	1,700
Operating lease cost	577,786	240,744
Total lease cost	$594,142	$247,525

Weighted-average remaining lease term - finance lease (in months)	36	47
Weighted-average discount rate - operating lease	8%	8%

Weighted-average remaining lease term - operating lease (in months)	15	27
Weighted-average discount rate - operating lease	8%	8%

As of December 31, 2020, the maturities of the Company’s finance lease liabilities are as follows:

2021	$14,464
2022	14,464
2023	13,155
Total lease payments	42,083
Less: imputed interest	2,948
Present value of finance lease liabilities	39,135
Less: current portion of finance lease liabilities	12,405
Finance lease liabilities, net of current portion	$26,730

As of December 31, 2020, the maturities of the Company's operating lease liabilities are as follows:

2021	$381,550
2022	96,855
Total lease payments	478,405
Less: imputed interest	24,804
Present value of operating lease liabilities	453,601
Less: current portion of operating lease liabilities	358,024
Operating lease liabilities, net of current portion	$95,577

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

13.INCOME TAXES

The Company’s net loss before income tax benefit, which is attributed to its domestic operations, amounted to $749,674 during the year ended December 31, 2020 and $1,340,437 during the five months ended December 31, 2019.

The deferred portions of the income tax benefit during the year ended December 31, 2020 and the five months ended December 31, 2019 are as follows:

Tax Expense Summary	2020	2019
Current
Federal	$—	$—
State	(1,155)	—
Total	(1,155)	—
Deferred:
Federal	140,264	(252,436)
State and local	(1,582,237)	(83,359)
	$(1,441,973)	$(335,795)
Total Tax Benefit	$(1,443,128)	$(335,795)

During the year ended December 31, 2020 and the five months ended December 31, 2019, the income tax benefit differed from the amount calculated using the U.S. federal and state statutory income tax rates as follows:

Tax Expense (Benefit) Summary	2020		2019
	Income tax benefit (expense)	Rate	Income tax benefit (expense)	Rate
U.S. Federal Income Tax Provision Rate	$(157,532)	21.0%	$(281,492)	21.0%
State and Local Taxes, net of Federal Benefit	(1,250,880)	166.9	(65,854)	5.0
Permanent items	5,194	(0.7)	11,551	(1.0)
Other	(40,010)	5.3	—	—
Total	$(1,443,228)	192.5%	$(335,795)	25.0%

ROUNDTABLE EQUITY HOLDINGS LLC AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets:
Operating and finance lease liabilities	$103,114	$200,491
Deferred revenue	—	248,038
NYC REAP credit carryforward	230,174	178,201
Net operating losses	1,171,450	1,080,270
Others	16,403	42,884
Total deferred tax assets	1,521,141	1,749,884

Deferred tax liabilities:
Intangible assets	(5,702,176)	(6,935,578)
Property and equipment	(24,992)	—
Operating and finance right-of-use assets	(158,542)	(320,049)
Total deferred tax liabilities	(5,885,710)	(7,255,627)
Net deferred tax liability	$(4,364,569)	$(5,505,743)

The Company has a U.S. federal net operating loss (“NOL”) carryforward of $3,370,000 that does not expire, and state NOL carryforwards of $6,760,000 that begin to expire in 2030.

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

14.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2021, the date the consolidated financial statements were available to be issued. No events have occurred that would require adjustments to or disclosures in the consolidated financial statements.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2021.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 30, 2021
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer and President (Principal Executive Officer)	March 30, 2021
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 30, 2021
ARTHUR E. LEVINE

/s/ Mark D. Linsz	Director	March 30, 2021
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 30, 2021
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 30, 2021
ROBERT J. WOODY