Form 10-Q
period 2021-03-31
CNL Strategic Capital, LLC
filed 2021-05-14
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-222986
__________________________________________________________________________________________________________________________________
CNL STRATEGIC CAPITAL, LLC
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________________________________________________

Delaware	32-0503849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons		32801
450 South Orange Avenue
Orlando,	Florida
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
________________________________________________________________________________________________
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

As of May 13, 2021, the Company had 4,576,538 Class FA shares, 1,157,369 Class A shares, 819,317 Class T shares, 524,451 Class D shares, 2,881,080 Class I shares and 1,770,386 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $197,457,113)	$245,109,454	$231,197,454
Cash	104,513,655	82,688,211
Deferred offering expenses	33,818	61,549
Prepaid expenses and other assets	50,084	130,161
Total assets	349,707,011	314,077,375
Liabilities
Accounts payable and other accrued expenses	563,889	385,083
Net due to related parties (Note 5)	130,394	1,476,458
Distributions payable	1,123,175	1,017,405
Payable for shares repurchased	1,210,669	1,968,732
Deferred tax liability, net	199,499	266,789
Total liabilities	3,227,626	5,114,467
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 shares issued; 4,576,538 and 4,578,537 shares outstanding, respectively	4,577	4,579
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 1,146,041 and 1,039,257 shares issued, respectively; 1,127,315 and 1,034,377 shares outstanding, respectively	1,127	1,034
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 792,752 and 680,446 shares issued, respectively; 755,977 and 654,672 shares outstanding, respectively	756	655
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 521,924 and 458,065 shares issued, respectively; 513,597 and 453,724 shares outstanding, respectively	514	454
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 2,626,041 and 2,039,062 shares issued, respectively; 2,543,608 and 1,966,552 shares outstanding, respectively	2,544	1,967
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,770,386 shares issued and outstanding	1,770	1,770
Capital in excess of par value	303,313,157	278,908,028
Distributable earnings	43,154,940	30,044,421
Total Members’ Equity	$346,479,385	$308,962,908

Net assets, Class FA shares	$142,895,679	$137,237,594
Net assets, Class A shares	33,685,368	29,747,587
Net assets, Class T shares	22,485,260	18,771,713
Net assets, Class D shares	15,062,257	12,813,290
Net assets, Class I shares	76,841,215	57,147,617
Net assets, Class S shares	55,509,606	53,245,107
Total Members’ Equity	$346,479,385	$308,962,908
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Investment Income
Interest income	$3,057,900	$2,109,291
Dividend income	901,356	186,746
Total investment income	3,959,256	2,296,037
Operating Expenses
Total return incentive fees	2,293,322	—
Base management fees	834,223	515,598
Organization and offering expenses	413,961	221,889
Professional services	385,082	332,758
Distribution and shareholder servicing fees	63,739	26,359
Insurance expense	55,021	52,873
Custodian and accounting fees	53,886	41,290
Director fees and expenses	50,548	51,133
General and administrative expenses	38,230	8,854
Pursuit costs	108	6,949
Total operating expenses	4,188,120	1,257,703
Expense support	(2,649,929)	(607,630)
Net expenses	1,538,191	650,073
Net investment income	2,421,065	1,645,964
Net unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation) on investments	13,912,000	(3,393,662)
Net change in benefit for taxes on unrealized appreciation (depreciation) on investments	67,290	—
Net increase (decrease) in net assets resulting from operations	$16,400,355	$(1,747,698)

Common shares per share information:
Net investment income	$0.23	$0.24
Net increase (decrease) in net assets resulting from operations	$1.53	$(0.26)
Weighted average number of common shares outstanding	10,728,655	6,782,358

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458,248	$10,459	$278,908,028	$30,044,421	$308,962,908
Net investment income	—	—	—	2,421,065	2,421,065
Net change in unrealized appreciation on investments	—	—	—	13,912,000	13,912,000
Net change in benefit for taxes on unrealized appreciation (depreciation) on investments	—	—	—	67,290	67,290
Distributions to shareholders	—	—	—	(3,289,836)	(3,289,836)
Issuance of common shares through the Offerings	843,716	844	24,857,467	—	24,858,311
Issuance of common shares through distribution reinvestment plan	26,211	26	758,290	—	758,316
Repurchase of common shares pursuant to share repurchase program	(40,754)	(41)	(1,210,628)	—	(1,210,669)
Balance as of March 31, 2021	11,287,421	$11,288	$303,313,157	$43,154,940	$346,479,385

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	1,645,964	1,645,964
Net change in unrealized depreciation on investments	—	—	—	(3,393,662)	(3,393,662)
Distributions to shareholders	—	—	—	(2,091,351)	(2,091,351)
Issuance of common shares through the Offerings	948,194	948	25,850,811	—	25,851,759
Issuance of common shares through distribution reinvestment plan	14,160	14	380,173	—	380,187
Repurchase of common shares pursuant to share repurchase program	(70,822)	(71)	(1,942,095)	—	(1,942,166)
Balance as of March 31, 2020	7,246,363	$7,246	$188,638,014	$6,088,362	$194,733,622

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,400,355	$(1,747,698)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	—	(22,500,000)
Net change in unrealized (appreciation) depreciation on investments	(13,912,000)	3,393,662
Amortization of deferred offering expenses	35,317	28,143
Amortization of deferred financing costs	16,052	3,603
Decrease in net due to related parties	(1,346,064)	(49,821)
Increase in accounts payable and other accrued expenses	178,806	167,934
Increase in deferred offering expenses	(7,586)	(48,262)
Decrease in deferred tax liability, net	(67,290)	—
Decrease in prepaid expenses and other assets	64,025	47,341
Net cash provided by (used in) operating activities	1,361,615	(20,705,098)
Financing Activities:
Proceeds from issuance of common shares	24,858,311	20,462,021
Shares repurchased	(1,968,732)	(223,738)
Distributions paid, net of distributions reinvested	(2,425,750)	(1,572,654)
Net cash provided by financing activities	20,463,829	18,665,629
Net increase (decrease) in cash	21,825,444	(2,039,469)
Cash, beginning of period	82,688,211	30,954,005
Cash, end of period	$104,513,655	$28,914,536
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$758,316	$380,187
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,123,175	$732,046
Offering costs	$161,036	$75,105
Payable for shares repurchased	$1,210,669	$1,942,166

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2021
(UNAUDITED)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–12.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					42,100,000	42,100,000
Senior Secured Note – Second Lien–10.3%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					78,042,454	78,042,454
Equity–48.2%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$38,863,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,834,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	21,230,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	53,476,000
Milton Industries Inc.	Engineered Products			6,647	6,646,735	11,234,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	22,995,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,435,000
Total Equity					119,414,659	167,067,000
TOTAL INVESTMENTS–70.7%					$197,457,113	$245,109,454
OTHER ASSETS IN EXCESS OF LIABILITIES–29.3%						101,369,931
NET ASSETS–100.0%						$346,479,385
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each type of investment.
(3)    As of March 31, 2021, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–13.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					42,100,000	42,100,000
Senior Secured Note – Second Lien–11.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					78,042,454	78,042,454
Equity–49.6%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$37,272,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,877,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	18,186,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	48,685,000
Milton Industries Inc.	Engineered Products			6,647	6,646,735	10,090,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	19,502,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,543,000
Total Equity					119,414,659	153,155,000
TOTAL INVESTMENTS–74.8%					$197,457,113	$231,197,454
OTHER ASSETS IN EXCESS OF LIABILITIES–25.2%						77,765,454
NET ASSETS–100.0%						$308,962,908
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021

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
The Company is currently offering and selling shares of its limited liability company interests (the “Initial Public Offering”) pursuant to a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). Through its Initial Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”). On February 19, 2021 the Company filed a registration statement on Form S-1 (the “Follow-On Registration Statement”) with the SEC in connection with the proposed offering of shares of our limited liability company interest (the “Follow-On Public Offering”). As permitted under applicable securities laws, the Company will continue to offer its common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic, (ii) the effectiveness of the United States public health response, including the efficacy of the vaccines or other remedies and the speed of their distribution and administration, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19, and (vi) the negative impact on its portfolio companies.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
Organization and Offering Expenses
Organization expenses are expensed on the Company’s condensed consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
Distribution and Shareholder Servicing Fees
The Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in its condensed consolidated statements of operations as they are incurred.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 8. “Borrowings”) are deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs is included in general and administrative expense in the condensed consolidated statements of operations.
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
Income Taxes
Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the condensed consolidated statements of operations.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
During the three months ended March 31, 2021, the Company recorded a benefit for taxes on unrealized appreciation (depreciation) on investments of approximately $0.1 million related to the Taxable Subsidiaries in the condensed consolidated statements of operations. The Company did not record a benefit for taxes on unrealized appreciation (depreciation) on investments during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, $0.2 million and $0.3 million, respectively, was included in deferred tax liability, net on the condensed consolidated statements of assets and liabilities primarily relating to deferred taxes on unrealized appreciation (depreciation) on investments held in the Taxable Subsidiaries. The deferred tax liability, net as of March 31, 2021 and December 31, 2020, includes a deferred tax asset of approximately $0.3 million and $0.1 million, respectively, and a deferred tax liability of approximately $(0.5) million and $(0.4) million, respectively, primarily relating to deferred taxes on accumulated unrealized appreciation.
During each of the three months ended March 31, 2021 and 2020, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020, 2019 and 2018 remain subject to examination by major tax jurisdictions.

3. Investments
The Company’s investment portfolio is summarized as follows as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	17.2%	12.2%
Senior secured debt - second lien	35,942,454	35,942,454	14.6	10.3
Total senior debt	78,042,454	78,042,454	31.8	22.5
Equity	119,414,659	167,067,000	68.2	48.2
Total investments	$197,457,113	$245,109,454	100.0%	70.7%

	As of December 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	18.2%	13.6%
Senior secured debt - second lien	35,942,454	35,942,454	15.6	11.6
Total senior debt	78,042,454	78,042,454	33.8	25.2
Equity	119,414,659	153,155,000	66.2	49.6
Total investments	$197,457,113	$231,197,454	100.0%	74.8%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.4% and have weighted average remaining years to maturity of 4.2 years as of March 31, 2021. The note purchase agreements contain customary covenants and events of default. As of March 31, 2021, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of March 31, 2021 and December 31, 2020, none of the Company’s debt investments were on non-accrual status.
In April 2021, the Company acquired a controlling equity interest and made a debt investment in ATA Holding Company, LLC (“ATA”) and its subsidiaries totaling approximately $73.0 million. See Note 12. “Subsequent Events” for additional information.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2021 and December 31, 2020 were as follows:

Industry	March 31, 2021	December 31, 2020
Commercial and Professional Services	27.9%	27.5%
Information Services and Advisory Solutions	21.6	22.3
Healthcare Supplies	18.6	18.4
Hobby Goods and Supplies	15.8	15.2
Business Services	10.1	10.8
Engineered Products	6.0	5.8
Total	100.0%	100.0%

Geographic Dispersion(1)	March 31, 2021	December 31, 2020
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:
(1)The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at March 31, 2021 and December 31, 2020 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies in which it owned a controlling equity interest for the three months ended March 31, 2021 and 2020, and summarized balance sheet data as of March 31, 2021 (unaudited) and December 31, 2020, as applicable:
Summarized Operating Data

	Three Months Ended March 31, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Revenues	$8,794,481	$6,792,532	$2,851,708	$7,963,212
Expenses	(7,978,709)	(5,311,137)	(2,970,815)	(7,535,194)
Income (loss) before taxes	815,772	1,481,395	(119,107)	428,018
Income tax (expense) benefit	(224,000)	(423,000)	26,386	(94,000)
Consolidated net income (loss)	591,772	1,058,395	(92,721)	334,018
Net loss attributable to non-controlling interests	75,649	—	—	—
Net income (loss)	$667,421	$1,058,395	$(92,721)	$334,018

	Three Months Ended March 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)
Revenues	$6,723,173	$4,075,089	$2,691,899
Expenses	(7,082,077)	(4,207,185)	(3,386,663)
Loss before taxes	(358,904)	(132,096)	(694,764)
Income tax benefit	111,500	37,000	176,758
Consolidated net loss	(247,404)	(95,096)	(518,006)
Net loss attributable to non-controlling interests	71,310	—	—
Net loss	$(176,094)	$(95,096)	$(518,006)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Summarized Balance Sheet Data

	As of March 31, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Current assets	$11,334,807	$10,274,654	$11,284,313	$12,996,667
Non-current assets	93,748,156	29,652,490	59,066,964	41,703,447
Current liabilities	8,765,308	1,985,717	11,113,600	5,348,038
Non-current liabilities	54,244,804	21,555,760	19,541,586	29,062,783
Non-controlling interest	(468,441)	—	—	—
Stockholders’ equity	42,541,292	16,385,667	39,696,091	20,289,293

	As of December 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Current assets	$8,386,243	$9,692,346	$4,166,690	$12,684,343
Non-current assets	94,600,554	30,032,976	59,582,072	42,701,069
Current liabilities	7,669,894	2,460,606	4,406,878	5,732,781
Non-current liabilities	53,385,715	21,563,451	19,553,072	29,297,356
Non-controlling interest	(392,791)	—	—	—
Stockholders’ equity	42,323,979	15,701,265	39,788,812	20,355,275
 FOOTNOTES:
(1)    As of March 31, 2021 and December 31, 2020, the Company owned approximately 61% of the outstanding equity in Lawn Doctor on an undiluted basis.
(2)    As of March 31, 2021 and December 31, 2020, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
(3)    As of March 31, 2021 and December 31, 2020, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
(4)     As of March 31, 2021 and December 31, 2020, the Company owned approximately 75% of the outstanding equity in HSH on an undiluted basis. The Company acquired HSH in July 2020.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$78,042,454	$78,042,454	$—	$—	$78,042,454	$78,042,454
Equity	—	—	167,067,000	167,067,000	—	—	153,155,000	153,155,000
Total investments	$—	$—	$245,109,454	$245,109,454	$—	$—	$231,197,454	$231,197,454

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.8% – 13.5% (10.5%) 5.9x – 14.2x (10.9x) 6.3x – 14.5x (11.1x)	Decrease Increase Increase
Equity	167,067,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.8% –13.5% (10.5%) 5.9x – 14.2x (10.9x) 6.3x – 14.5x (11.1x)	Decrease Increase Increase
Total	$245,109,454

December 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Equity	153,155,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Total	$231,197,454
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042,454	$153,155,000	$231,197,454
Net change in unrealized appreciation(1)	—	13,912,000	13,912,000
Fair value balance as of March 31, 2021	$78,042,454	$167,067,000	$245,109,454
Change in net unrealized appreciation on investments held as of March 31, 2021(1)	$—	$13,912,000	$13,912,000

	Three Months Ended March 31, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	5,474,851	17,025,149	22,500,000
Net change in unrealized depreciation(1)	—	(3,393,662)	(3,393,662)
Fair value balance as of March 31, 2020	$53,642,454	$109,658,884	$163,301,338
Change in net unrealized depreciation on investments held as of March 31, 2020(1)	$—	$(3,393,662)	$(3,393,662)
 FOOTNOTE:
(1)     Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations.
5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, receive fees and compensation in connection with the Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
Placement Agent/Dealer Manager
Commissions — Under the Initial Public Offering, the Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Initial Public Offering and the “Placement Agent” in connection with the Private Offerings), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Company paid the Placement Agent a selling commission of up to 5.50% and up to 2.00% of the sale price for each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering (defined in Note 7. “Capital Transactions” below), respectively. The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — Under the Initial Public Offering, the Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a placement agent fee of 3.00% and 1.50% of the price of each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering, respectively. The Managing Dealer/Placement Agent may reallow all or a portion of such placement agent/dealer manager fees to participating broker-dealers.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Offerings (defined in Note 7. “Capital Transactions” below), and (B) 1.5% of the cumulative gross proceeds from the Initial Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $0.4 million and $0.2 million in organization and offering costs based on actual amounts raised through the Offerings during the three months ended March 31, 2021 and 2020, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.3 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of March 31, 2021. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Initial Public Offering and Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $0.8 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively.
The base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of Non-founder share Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the Founder shares of a particular class, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding Founder share Average Adjusted Capital for a particular class to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets reflects changes in the fair market value of the Company’s assets, which does not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. “Adjusted Capital” is defined as cumulative proceeds generated from sales of the Company’s shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of upfront selling commissions and dealer manager fees (“sales load”), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $2.3 million during the three months ended March 31, 2021. The Company did not record total return incentive fees during the three months ended March 31, 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the year ending December 31, 2020, the High Water Marks were $27.64 for Class FA shares, $26.91 for Class A shares, $27.01 for Class T shares, $26.61 for Class D shares, $27.15 for Class I shares and $27.64 for Class S shares. For the year ending December 31, 2021, the High Water Marks will be $29.97 for Class FA shares, $28.76 for Class A shares, $28.67 for Class T shares, $28.24 for Class D shares, $29.06 for Class I shares and $30.08 for Class S shares.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2021
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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $2.6 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of March 31, 2021, the amount of expense support collected from the Manager and Sub-Manager was approximately $5.1 million. As of March 31, 2021, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
December 31, 2020	3,301,473	March 31, 2024
	$5,063,267
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of March 31, 2021 and 2020 and received distributions from the Company of approximately $0.2 million during each of the three months ended March 31, 2021 and 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Related party fees and expenses incurred for the three months ended March 31, 2021 and 2020 are summarized below:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2021	2020
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$253,696	$332,914
	Dealer Manager / Placement Agent fees	130,860	195,796
	Distribution and shareholder servicing fees	63,739	26,359
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement (1)(2)	386,229	242,008
	Base management fees (1)	834,223	515,598
	Total return incentive fees (1)	2,293,322	—
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(2,649,929)	(607,630)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses (1)	28,215	19,839
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs (1)(3)	108	6,949
 FOOTNOTES:
(1)Expenses subject to Expense Support.
(2)Organization reimbursements are expensed on the Company’s condensed consolidated statements of operations as incurred. Offering reimbursements are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months.
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing the due diligence reviews.
The following table presents amounts due from (to) related parties as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Due from related parties:
Expense Support	$2,649,929	$3,301,473
Total due from related parties	2,649,929	3,301,473
Due to related parties:
Organization and offering expenses	(161,036)	(122,779)
Base management fees	(295,626)	(271,983)
Total return incentive fee	(2,293,322)	(4,150,562)
Reimbursement of third-party operating expenses and pursuit costs	(7,285)	(212,793)
Distribution and shareholder servicing fees	(23,054)	(19,814)
Total due to related parties	(2,780,323)	(4,777,931)
Net due to related parties	$(130,394)	$(1,476,458)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
6. Distributions
The Company’s board of directors declares distributions on a monthly basis, which are paid monthly in arrears. The following table reflects the total distributions declared during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
Distribution Period(5)	Distributions Declared(1)(2)	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared(1)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$3,289,836	$788,981	$2,500,855	$2,091,351	$419,855	$1,671,496
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2021 - March 31, 2021 (3 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2020 - March 31, 2020 (3 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	—
(2)    The Class S shares were first sold on March 31, 2020 and began participating in distributions starting in April 2020.
(3)    Includes distributions reinvested in April 2021 of $275,509 related to distributions declared based on record dates in March 31, 2021 and excludes distributions reinvested in January 2021 of $244,845 related to distributions declared based on record dates in December 31, 2020.
(4)    Includes distributions reinvested in April 2020 of $153,758 related to distributions declared based on record dates in March 31, 2020 and excluded distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019.
(5)    Distributions declared are paid and reinvested monthly in arrears.
The sources of declared distributions on a GAAP basis were as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$2,421,065	73.6%	$1,645,964	78.7%
Distributions in excess of net investment income(2)	868,771	26.4%	445,387	21.3%
Total distributions declared	$3,289,836	100.0%	$2,091,351	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $2,649,929 and $607,630 for the three months ended March 31, 2021 and 2020, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In March 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 29, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
7. Capital Transactions
Initial Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Initial Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Initial Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2021, the public offering price was $32.40 per Class A share, $31.00 per Class T share, $29.11 per Class D share and $29.97 per Class I share. See Note 12. “Subsequent Events” for information on changes to the public offering price, selling commissions and dealer manager / placement agent fees by share class.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 12. “Subsequent Events” for additional information related to the Initial Public Offering.
Private Offerings
During the period from commencement of operations on February 7, 2018 to December 31, 2020, the Company offered Class FA and Class S limited liability company interests (collectively, the “Founder shares”) through four private offerings (the “Private Offerings” and, together with the Initial Public Offering, the “Offerings”) only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated under the Securities Act, and raised aggregate gross offering proceeds of approximately $177 million. The Company conducted the Private Offerings pursuant to the applicable exemption under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. All of the Private Offerings were terminated on or before December 31, 2020. The Private Offerings that were conducted during 2019 and 2020 are described below in more detail.
In April and June 2019, the Company commenced separate private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-On Class FA Private Offering,” respectively). Under the Follow-On Class FA Private Offering the Company paid the Placement Agent a selling commission of up to 5.5% and placement agent fee of up to 3.0% of the sale price for each Class FA share sold in the Follow-On Class FA Private Offering, except as a reduction or sales load waiver may have applied. There was no selling commission or placement fee on the sale of Class FA shares sold in the Class FA Private Offering. The Class FA Private Offering was terminated in December 2019, after having raised gross proceeds of approximately $35 million (approximately 1.3 million shares) and the Follow-On Class FA Private Offering was terminated in March 2020, after having raised gross proceeds of approximately $8 million (approximately 0.3 million shares).
In January 2020, the Company commenced a private offering of up to $50 million of Class S shares (the “Class S Private Offering”). The Company paid the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may have applied. The Class S Private Offering was terminated in December 2020, after having raised gross proceeds of approximately $52 million (approximately 1.8 million shares).

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	96,340	$3,039,569	$(225,579)	$2,813,990	10,444	$302,843	106,784	$3,116,833	$29.19
Class T	108,922	3,346,906	(158,977)	3,187,929	3,384	97,198	112,306	3,285,127	29.25
Class D	61,153	1,763,500	—	1,763,500	2,705	76,518	63,858	1,840,018	28.81
Class I	577,301	17,092,892	—	17,092,892	9,678	281,757	586,979	17,374,649	29.60
	843,716	$25,242,867	$(384,556)	$24,858,311	26,211	$758,316	869,927	$25,616,627	$29.45

	Three Months Ended March 31, 2020
	Proceeds from Offerings				Distributions Reinvested(3)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(4)	Net Proceeds to Company(5)	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	474,091	$13,209,000	$(117,975)	$13,091,025	—	$—	474,091	$13,091,025	$27.61
Class A	120,775	3,461,287	(224,005)	3,237,282	6,600	176,976	127,375	3,414,258	26.80
Class T	134,641	3,802,228	(180,606)	3,621,622	1,012	27,216	135,653	3,648,838	26.90
Class D	27,873	738,000	—	738,000	2,033	53,846	29,906	791,846	26.48
Class I	181,784	4,914,955	—	4,914,955	4,515	122,149	186,299	5,037,104	27.04
Class S	9,030	255,000	(6,125)	248,875	—	—	9,030	248,875	27.56
	948,194	$26,380,470	$(528,711)	$25,851,759	14,160	$380,187	962,354	$26,231,946	$27.26

FOOTNOTES:
(1)Amounts exclude distributions reinvested in April 2021 related to the payment of distributions declared in March 31, 2021 and include distributions reinvested in January 2021 related to the payment of distributions declared in December 31, 2020.
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
(3)Amounts exclude distributions reinvested in April 2020 related to the payment of distributions declared in March 31, 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.
(4)The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million Class FA shares sold under the terms of the Class FA Private Offering.
(5)Approximately $5.4 million of net proceeds for shares sold and issued on March 31, 2020 was received in cash in April 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Share Repurchase Program
In March 2019, the Company’s board of directors approved and adopted the Share Repurchase Program. The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares is limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company limits the number of shares to be repurchased during any calendar quarter to the number of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the three months ended March 31, 2021 and 2020, the Company received requests for the repurchase of approximately $1.2 million and $1.9 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable quarters by approximately $0.5 million and $1.6 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the three months ended March 31, 2021 and 2020:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	1,999	$61,899	$30.95
Class A	13,846	410,523	29.65
Class T	11,001	324,856	29.53
Class D	3,985	116,010	29.11
Class I	9,923	297,381	29.97
Quarter Ended March 31, 2021	40,754	$1,210,669	$29.71

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	54,800	$1,510,288	$27.56
Class A	2,242	59,969	26.75
Class I	13,780	371,909	26.99
Quarter Ended March 31, 2020	70,822	$1,942,166	$27.42

As of March 31, 2021 and December 31, 2020, the Company had a payable for shares repurchased of approximately $1.2 million and $2.0 million, respectively, which were paid in April 2021 and January 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
8. Borrowings
In July 2020, the Company entered into an Amended and Restated Loan Agreement (the “2020 Loan Agreement”) and related Amended and Restated Promissory Note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a line of credit (the “2020 Line of Credit”) in the same amount. The 2020 Line of Credit has a maturity date of July 15, 2021. The Company paid a $60,000 commitment fee to Seaside in connection with closing on the 2020 Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2020 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000. Under the 2020 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2020 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2020 Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the 2020 Loan Agreement, in July 2020, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the 2020 Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2020 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the 2020 Line of Credit as of March 31, 2021.

9. Concentrations of Risk
The Company had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) as of and for the three months ended March 31, 2021 and 2020. The Company had one additional portfolio company (HSH) which met at least one of the Significance Tests as of and for the three months ended March 31, 2021.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2021, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income (loss), before expense support(1)	0.10	(0.13)	(0.21)	(0.17)	(0.20)	0.06
Expense support(1)(2)	0.18	0.28	0.24	0.25	0.37	0.25
Net investment income(1)	0.28	0.15	0.03	0.08	0.17	0.31
Net realized and unrealized gains, net of taxes(1)(3)	1.28	1.28	1.29	1.29	1.29	1.27
Net increase resulting from investment operations	1.56	1.43	1.32	1.37	1.46	1.58
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$31.22	$29.88	$29.74	$29.33	$30.21	$31.35

Net assets, end of period	$142,895,679	$33,685,368	$22,485,260	$15,062,257	$76,841,215	$55,509,606
Average net assets(5)	$139,657,954	$31,449,034	$19,893,471	$13,485,694	$63,678,105	$54,199,402
Shares outstanding, end of period	4,576,538	1,127,315	755,977	513,597	2,543,608	1,770,386
Distributions declared	$1,430,795	$335,407	$170,148	$131,838	$668,400	$553,248
Total investment return based on net asset value(6)	5.20%	5.05%	4.73%	4.99%	5.06%	5.29%
Total investment return based on net asset value after total return incentive fee(6)(8)	5.20%	5.01%	4.63%	4.88%	5.06%	5.29%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	0.34%	0.72%	1.08%	0.89%	0.98%	0.44%
Total operating expenses before expense support	0.85%	1.72%	2.04%	1.90%	2.01%	0.96%
Total operating expenses after expense support	0.25%	0.75%	1.20%	1.03%	0.76%	0.16%
Net investment income before total return incentive fee(8)	0.92%	0.54%	0.22%	0.42%	0.57%	1.02%
Net investment income	0.92%	0.51%	0.10%	0.28%	0.57%	1.02%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Three Months Ended March 31, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(9)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss) before expense support(1)	0.20	0.07	(0.12)	0.08	0.08	(0.39)
Expense support(1)(2)	0.09	0.09	0.16	—	0.10	0.39
Net investment income(1)	0.29	0.16	0.04	0.08	0.18	—
Net realized and unrealized gains, net of taxes(1)(3)	(0.47)	(0.46)	(0.44)	(0.47)	(0.47)	(0.40)
Net increase resulting from investment operations	(0.18)	(0.30)	(0.40)	(0.39)	(0.29)	(0.40)
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	—
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	—
Net Asset Value, End of Period	$27.15	$26.30	$26.36	$25.94	$26.55	$27.16

Net assets, end of period	$126,919,282	$20,887,589	$8,813,664	$8,624,930	$29,242,887	$245,270
Average net assets(5)	$124,272,563	$19,219,301	$6,597,543	$8,292,032	$27,011,432	$245,270
Shares outstanding, end of period	4,674,839	794,274	334,315	332,538	1,101,367	9,030
Distributions declared	$1,407,473	$223,612	$60,942	$88,027	$311,297	$—
Total investment return based on net asset value(6)(9)	(0.69)%	(1.11)%	(1.49)%	(1.47)%	(1.07)%	(1.45)%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before expense support	0.47%	1.01%	1.89%	0.98%	0.98%	1.91%
Total operating expenses after expense support	0.15%	0.67%	1.28%	0.98%	0.60%	0.46%
Net investment income	1.06%	0.61%	0.16%	0.29%	0.67%	—%
FOOTNOTES:
(1)The per share amounts presented are based on weighted average shares outstanding.
(2)Expense support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.
(3)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating fair values for the portfolio investments.
(4)The per share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(6)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related expense support. See footnote (8) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the three months ended March 31, 2021, 100% of the total return incentive fees for Class FA, Class I and Class S shares were covered by expense support and approximately 97%, 88% and 86% of total return incentive fees for Class A, Class T and Class D shares, respectively, were covered by expense support. There were no total return incentive fees recorded during the three months ended March 31, 2020.
(9)The net asset value as of the beginning of the period is based on the net asset value as of December 31, 2019 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The first investors for Class S shares purchased their shares on March 31, 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
12. Subsequent Events
Investments
In April 2021, the Company, through a wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired an approximately 75% interest in the common equity membership interest units of ATA for consideration of approximately $36.0 million, subject to certain post-closing adjustments (the “Acquisition”). Additionally, on the closing date of the Acquisition, the Company, through a wholly-owned subsidiary, made an approximately $37.0 million debt investment in subsidiaries of ATA in the form of senior secured notes.
Distributions
In April 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 27, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2021, the Company’s board of directors approved new per share offering prices for each share class in the Initial Public Offering. The new offering prices are effective as of April 27, 2021. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective April 27, 2021:
Offering Price, Per Share	$32.66	$31.22	$29.33	$30.21
Selling Commissions, Per Share	1.96	0.94	—	—
Placement Agent / Dealer Manager Fees, Per Share	0.82	0.54	—	—
Capital Transactions
During the period April 1, 2021 through May 13, 2021, the Company received additional net proceeds from its Initial Public Offering and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	24,470	$790,746	$(59,583)	$731,163	5,584	$166,398	30,054	$897,561	$29.86
Class T	60,854	1,899,850	(90,243)	1,809,607	2,486	73,704	63,340	1,883,311	29.73
Class D	9,009	265,000	—	265,000	1,845	53,908	10,854	318,908	29.38
Class I	329,802	9,963,331	—	9,963,331	7,670	230,816	337,472	10,194,147	30.21
	424,135	$12,918,927	$(149,826)	$12,769,101	17,585	$524,826	441,720	$13,293,927	$30.10

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. Amounts as of December 31, 2020 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, our Form 10-K and this Quarterly Report. One of the most significant factors is the ongoing and potential impact of the COVID-19 pandemic on the economy and the broader financial markets, which may have a significant negative impact on the Company's (and its portfolio companies) financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic during the rest of 2021 or thereafter.
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
Since the Initial Public Offering became effective in March 2018 through March 31, 2021, we have received net proceeds from the Initial Public Offering of approximately $139.5 million, including approximately $3.8 million received through our distribution reinvestment plan. As of March 31, 2021, the public offering price was $32.40 per Class A share, $31.00 per Class T share, $29.11 per Class D share and $29.97 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Since the Initial Public Offering became effective through March 31, 2021, we have incurred selling commissions and dealer manager fees of approximately $3.4 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through March 31, 2021 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $2.1 million based on actual amounts raised through the Initial Public Offering since the Initial Public Offering became effective through March 31, 2021. These organization and offering costs related to the Initial Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In April 2021, our board of directors approved new per share public offering prices for each share class in the Initial Public Offering. The new public offering prices are effective as of April 27, 2021. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective April 27, 2021:
Public Offering Price, Per Share	$32.66	$31.22	$29.33	$30.21
Selling Commissions, Per Share	1.96	0.94	—	—
Dealer Manager Fees, Per Share	0.82	0.54	—	—

Portfolio and Investment Activity
As of March 31, 2021, we had invested in seven portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of March 31, 2021
		Equity Investments		Debt Investments(1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$30.5	Senior Secured - Second Lien	16.0%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8.0	11/13/2021	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Senior Secured - Second Lien	15.0	1/2/2026	2.9	10.0
Blue Ridge	3/24/2020	18	9.9	Senior Secured - Second Lien	15.0	3/24/2026	2.6	12.5
HSH	7/16/2020	75	17.3	Senior Secured - First Lien	15.0	7/16/2027	24.4	41.7
			$119.4				$78.1	$197.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2021, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2021.
See our Form 10-K for additional information regarding our portfolio companies and their related business activities.
In April 2021, we acquired a controlling equity interest and made a debt investment in ATA totaling approximately $73.0 million. See Note 12. “Subsequent Events” for additional information.
Concentrations of Risk
We had three portfolio companies (Lawn Doctor, Polyform and Roundtables) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) as of and for the three months ended March 31, 2021 and 2020. We had one additional portfolio company (HSH) which met at least one of the Significance Tests as of and for the three months ended March 31, 2021.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains financial measures utilized by management to evaluate the operating performance and liquidity of our portfolio companies that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of these measures, Adjusted EBITDA and Adjusted Free Cash Flow (“FCF”), should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP. We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our portfolio companies. We present these non-GAAP measures quarterly for our portfolio companies in which we own a controlling equity interest and annually for all of our portfolio companies.

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
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH
Net income (loss) (GAAP)	$667,421	$1,058,395	$(92,721)	$334,018
Interest and debt related expenses	1,002,927	720,145	641,407	934,873
Depreciation and amortization	623,905	434,123	379,185	929,202
Income tax expense (benefit)	224,000	423,000	(26,386)	94,000
Adjusted EBITDA (non-GAAP)	$2,518,253	$2,635,663	$901,485	$2,292,093

Our Ownership Percentage	61%	87%	81%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,547,718	$2,296,453	$728,039	$1,707,838

	Three Months Ended March 31, 2020(1)
	Lawn Doctor	Polyform	Roundtables
Net loss (GAAP)	$(176,094)	$(95,096)	$(518,006)
Interest and debt related expenses	1,057,036	729,945	648,022
Depreciation and amortization	622,894	418,292	375,162
Income tax benefit	(111,500)	(37,000)	(176,758)
Adjusted EBITDA (non-GAAP)	$1,392,336	$1,016,141	$328,420

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$866,715	$885,059	$265,363
 FOOTNOTE:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of March 31, 2021 and 2020.
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
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH
Cash provided by operating activities (GAAP)	$2,879,567	$753,864	$4,756,124	$820,712
Capital expenditures(2)	(29,445)	(98,748)	—	(107,201)
Adjusted FCF (non-GAAP)	$2,850,122	$655,116	$4,756,124	$713,511

Our Ownership Percentage	61%	87%	81%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,751,685	$570,803	$3,841,046	$531,637

	Three Months Ended March 31, 2020(1)
	Lawn Doctor	Polyform	Roundtables
Cash provided by (used in) operating activities (GAAP)	$1,427,372	$(532,189)	$822,662
Capital expenditures(2)	(25,193)	(106,499)	(5,607)
Adjusted FCF (non-GAAP)	$1,402,179	$(638,688)	$817,055

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$872,842	$(556,297)	$660,180

 FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of March 31, 2021 and 2020.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Our aggregate proportionate share of Adjusted FCF was approximately $6.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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
COVID-19
See Item 1A. “Risk Factors” in Part I and Item 7. “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2020 for information regarding the risks of COVID-19. The Company and the operations of its portfolio companies have not been materially adversely affected as a result of the COVID-19 pandemic. However, we continue to monitor federal, state and loan government initiatives to manage the continued spread of COVID-19 as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration. As of March 31, 2021, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.
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
As of March 31, 2021 and December 31, 2020, we had cash of approximately $104.5 million and $82.7 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $24.9 million and $20.5 million in net proceeds during the three months ended March 31, 2021 and 2020, respectively, from the Offerings, which excludes approximately $0.8 million and $0.4 million raised through our distribution reinvestment plan during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had approximately 838 million common shares available for sale through the Initial Public Offering.
Operating Activities. During the three months ended March 31, 2021 and 2020, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $1.4 million and $1.8 million, respectively. The decrease in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to the following:
•an increase of approximately $0.9 million primarily attributable to an increase in net investment income; offset by
•a change in net amounts paid to related parties of approximately $1.3 million.
Borrowings. We had not borrowed any amounts under our $20.0 million 2020 Line of Credit as of March 31, 2021. In July 2020, we entered into the 2020 Loan Agreement for a 2020 Line of Credit in the same amount, as described in Note 8. “Borrowings” of Item 1. “Financial Statements”. The purpose of the 2020 Line of Credit is for general Company working capital and acquisition financing purposes. The 2020 Line of Credit has a maturity date of June 14, 2021.
Uses of Liquidity and Capital Resources
Investments. We used approximately $22.5 million of cash proceeds from the Offerings to purchase investments during the three months ended March 31, 2020. We did not purchase investments during the three months ended March 31, 2021.
Distributions. We paid distributions to our shareholders of approximately $2.4 million and $1.6 million (which excludes distributions reinvested of approximately $0.8 million and $0.4 million, respectively) during the three months ended March 31, 2021 and 2020, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $2.0 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, to repurchase shares in accordance with our Share Repurchase Program.

Distributions Declared
During the three months ended March 31, 2021 and 2020, our board of directors declared cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.

Cash distributions declared during the periods presented were funded from the following sources noted below:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$2,421,065	73.6%	$1,645,964	78.7%
Distributions in excess of net investment income(2)	868,771	26.4%	445,387	21.3%
Total distributions declared(3)	$3,289,836	100.0%	$2,091,351	100.0%
 FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $2,649,929 and $607,630 for the three months ended March 31, 2021 and 2020, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
(2)     Consists of offering proceeds for both periods presented.
(3)    For the three months ended March 31, 2021, includes $788,981 of distributions reinvested pursuant to our distribution reinvestment plan, of which $275,509 was reinvested in April 2021 with the payment of distributions declared in March 31, 2021. For the three months ended March 31, 2020, includes $419,855 of distributions reinvested pursuant to our distribution reinvestment plan, of which $153,758 was reinvested in April 2020.
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
During the three months ended March 31, 2021 and 2020, we received requests for the repurchase of approximately $1.2 million (40,754 shares) and $1.9 million (70,822 shares), respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable quarters by approximately $0.5 million and $1.6 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the three months ended March 31, 2021 and 2020:

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	1,999	$61,899	$30.95
Class A shares	13,846	410,523	29.65
Class T shares	11,001	324,856	29.53
Class D shares	3,985	116,010	29.11
Class I shares	9,923	297,381	29.97
Quarter Ended March 31, 2021	40,754	$1,210,669	$29.71

Class FA shares	54,800	$1,510,288	$27.56
Class A shares	2,242	59,969	26.75
Class I shares	13,780	371,909	26.99
Quarter Ended March 31, 2020	70,822	$1,942,166	$27.42

Results of Operations
Since we commenced operations, we have acquired seven portfolio companies using the net proceeds from our Offerings. As of March 31, 2021 and 2020, the fair value of our investment portfolio totaled approximately $245.1 million and $163.3 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the three months ended March 31, 2021 and 2020. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
The following is a summary of our operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total investment income	$3,959,256	$2,296,037
Total operating expenses	(4,188,120)	(1,257,703)
Expense support	2,649,929	607,630
Net investment income	2,421,065	1,645,964
Net change in unrealized appreciation (depreciation) on investments	13,912,000	(3,393,662)
Net change in provision for taxes on unrealized appreciation (depreciation) on investments	67,290	—
Net increase (decrease) in net assets resulting from operations	$16,400,355	$(1,747,698)
Investment Income
Investment income consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Interest income	$3,057,900	$2,109,291
Dividend income	901,356	186,746
Total investment income	$3,959,256	$2,296,037
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of March 31, 2021 and 2020. As of March 31, 2021 and 2020, our weighted average annual yield on our accruing debt investments was 15.4% and 15.5%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $3.0 million and $2.0 million for the quarter ended March 31, 2021 and 2020, respectively, while interest income earned on our cash accounts was approximately $0.1 million during each of these periods. The increase in interest income during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily attributable to additional debt investments during the twelve months ended March 31, 2021 of approximately $24.4 million.

We received dividend income of approximately $0.9 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, from equity investments in our portfolio companies.
Our total investment income for the three months ended March 31, 2021, resulted in annualized cash yields ranging from 3.2% to 12.4% based on our investment cost, as compared to 4.4% to 8.2% for the three months ended March 31, 2020.
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
Operating Expenses
Our operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Total return incentive fees	$2,293,322	$—
Base management fees	834,223	515,598
Organization and offering expenses	413,961	221,889
Professional services	385,082	332,758
Distribution and shareholder servicing fees	63,739	26,359
Insurance expense	55,021	52,873
Custodian and accounting fees	53,886	41,290
Director fees and expenses	50,548	51,133
General and administrative expenses	38,230	8,854
Pursuit costs	108	6,949
Total operating expenses	4,188,120	1,257,703
Expense support	(2,649,929)	(607,630)
Net expenses	$1,538,191	$650,073
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
We recorded total return incentive fees of approximately $2.3 million during the three months ended March 31, 2021. There were no total return incentive fees recorded during the three months ended March 31, 2020. The increase in total return incentive fees during the three months ended March 31, 2021 is primarily due to an increase in the change in unrealized appreciation (depreciation) on investments, net of tax, as compared to the same period of 2020.
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

We incurred base management fees of approximately $0.8 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $239.3 million and $153.8 million during the three months ended March 31, 2021 and 2020, respectively.
Organization and Offering Expenses
Organization expenses are expensed on our condensed consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on our condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to our condensed consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
We expensed organization and offering expenses of approximately $0.4 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively.
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
We incurred distribution and shareholder servicing fees of $0.1 million and $0.03 million during the three months ended March 31, 2021 and 2020, respectively. The increase in distribution and shareholder servicing fees during the three months ended March 31, 2021, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expenses, custodian and accounting fees, director fees and expenses, general and administrative expenses, and pursuit costs) were approximately $0.6 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. The increase in other operating expenses during the three months ended March 31, 2021 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the three months ended March 31, 2020.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $2.6 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.
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

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of March 31, 2021 for any share class which had received expense support.
Net Change in Unrealized Appreciation (Depreciation) on Investments
Unrealized appreciation is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the three months ended March 31, 2021, we recognized a net change in unrealized appreciation (depreciation) on investments of approximately $13.9 million due to variability in EBITDA of our portfolio companies and changes in public market multiples. Additionally, we recorded a net change in benefit for taxes on unrealized appreciation (depreciation) on investments of $0.1 million during the three months ended March 31, 2021 related to unrealized depreciation on investments held by our Taxable Subsidiaries. During the three months ended March 31, 2020, we recognized unrealized appreciation (depreciation) of approximately $(3.4) million. We did not record a net change in benefit for taxes on unrealized appreciation (depreciation) on investments during the three months ended March 31, 2020.
Net Assets
During the three months ended March 31, 2021 and 2020, the change in net assets consisted of the following:

	Three Months Ended March 31,
	2021	2020
Operations	$16,400,355	$(1,747,698)
Distributions to shareholders	(3,289,836)	(2,091,351)
Capital share transactions	24,405,958	24,289,780
Change in net assets	$37,516,477	$20,450,731
Operations increased by approximately $18.1 million during the three months ended March 31, 2021, respectively, as compared to the three months ended March 31, 2020. The increase in operations is primarily due to (i) an increase of approximately $17.3 million in the net change in unrealized appreciation (depreciation) on investments, net of taxes and (ii) an increase in net investment income of approximately $0.8 million during the three months ended March 31, 2021.
Distributions increased approximately $1.2 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $0.1 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to (i) an increase in proceeds received through the Initial Public Offering of approximately $12.3 million, (ii) a decrease in share repurchases of approximately $0.7 million and (iii) an increase in proceeds received through our distribution reinvestment plan of approximately $0.4 million, offset partially by a decrease in proceeds received through our Private Offerings of approximately $13.3 million.

Total Returns
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

	Year-To-Date Total Return	One Year (Trailing Twelve Months) Total Return(1)	Cumulative Total Return(2)	Cumulative Total Return Period(2)
Class FA (no sales load)	5.2%	19.9%	43.2%	February 7, 2018 - March 31, 2021
Class FA (with sales load)	(1.6)%	12.1%	33.9%	February 7, 2018 - March 31, 2021
Class A (no sales load)	5.0%	18.8%	37.3%	April 10, 2018 - March 31, 2021
Class A (with sales load)	(3.9)%	8.7%	25.6%	April 10, 2018 - March 31, 2021
Class I	5.1%	19.0%	38.6%	April 10, 2018 - March 31, 2021
Class T (no sales load)	4.6%	17.0%	31.4%	May 25, 2018 - March 31, 2021
Class T (with sales load)	(0.3)%	11.4%	25.1%	May 25, 2018 - March 31, 2021
Class D	4.9%	17.8%	30.5%	June 26, 2018 - March 31, 2021
Class S (no sales load)	5.3%	18.8%	18.8%	March 31, 2020 - March 31, 2021
Class S (with sales load)	1.6%	14.6%	14.6%	March 31, 2020 - March 31, 2021
FOOTNOTES:
(1)     For the period from April 1, 2020 to March 31, 2021.
(2)    For the period from the date the first share was issued for each respective share class to March 31, 2021.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2020 and this Quarterly Report, including the negative impacts from the continued spread of COVID-19.
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

Hedging Activities
As of March 31, 2021, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of March 31, 2021, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $5.1 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expenses Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
December 31, 2020	3,301,473	March 31, 2024
	$5,063,267
As of March 31, 2021, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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

Critical Accounting Policies and Use of Estimates

See our Form 10-K for the year ended December 31, 2020 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

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
We had not borrowed any money as of March 31, 2021. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2021, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of March 31, 2021, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.         Risk Factors

We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2020, risk factors which materially affect our business, financial condition or results of operations. The following risk factor replaces the similar risk factor included in our Form 10-K. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The outbreak of highly infectious or contagious diseases, including the ongoing novel coronavirus (“COVID-19”) pandemic, could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, in March 2020, Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provided approximately $2 trillion in financial assistance to individuals and businesses resulting from the COVID-19 pandemic. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program (the “Paycheck Protection Program”) originally provided for under the CARES Act. Most recently, in March 2021, Congress passed, and President Biden signed into law, a $1.9 trillion COVID-19 relief bill which provides additional financial assistance to individuals and businesses (including new funds for rental assistance and Paycheck Protection Program loans), as well as aid to state and local governments. As of March 31, 2021, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Paycheck Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries. The pandemic has triggered a period of economic slowdown and experts are uncertain as to how long these conditions may last.

Outbreaks of pandemic or contagious diseases, such as the COVID-19 pandemic, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and the Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, the related COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility, loss in business for such retail store, or our businesses' inability to obtain raw materials and to ship products in a timely and cost-effective manner due to COVID-19 would have an adverse impact on production schedules and product sales. As of March 31, 2021, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. Further, if the U.S. and global economy continue to slow down or consumer behavior continues to shift due to the COVID-19 pandemic (including the continued threat or perceived threat of such pandemic), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.

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
The shares being offered can be reallocated among the different classes and between the primary Initial Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Initial Public Offering through March 31, 2021:

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000,000
Shares sold(3)	4,949,157

Aggregate amount sold(3)	$139,052,480
Payment of underwriting compensation(4)	(3,369,142)	(3,369,142)	—
Net offering proceeds to the issuer	135,683,338
Investments in portfolio companies(5)	(70,897,179)	—	(70,897,179)
Distributions to shareholders(6)	(3,449,977)	(749)	(3,449,228)
Remaining proceeds from the Offering	$61,336,182
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

(3)    Excludes approximately $3.8 million (137,600 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in the Class S Private Offering.
(4)    Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer on shares sold in the Initial Public Offering; all or a portion of which may be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.
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
During the quarter ended March 31, 2021, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2021 to January 31, 2021	—	$—	—	$702,536
February 1, 2021 to February 28, 2021	—	—	—	702,536
March 1, 2021 to March 31, 2021	40,754	29.71	40,754	—
 FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended March 31, 2021, we received requests for the repurchase of approximately $1.2 million of our common shares, which exceeded proceeds from our distribution reinvestment plan in the previous quarter by approximately $0.5 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

10.1
Membership Interest Purchase Agreement, dated as of April 1, 2021, by and among the seller parties identified therein, the seller representative and Huron Title Buyer, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2021).

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

101*	The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2021.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)