Form 10-Q
period 2021-06-30
CNL Strategic Capital, LLC
filed 2021-08-16
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 12, 2021, the Company had 4,568,537 Class FA shares, 1,263,103 Class A shares, 992,157 Class T shares, 741,153 Class D shares, 3,834,142 Class I shares and 1,770,386 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $270,457,113 and $197,457,113, respectively)	$332,984,454	$231,197,454
Cash	62,962,552	82,688,211
Receivable for shares sold	12,082,660	—
Deferred offering expenses	—	61,549
Prepaid expenses and other assets	241,836	130,161
Total assets	408,271,502	314,077,375
Liabilities
Accounts payable and other accrued expenses	768,632	385,083
Net due to related parties (Note 5)	1,008,069	1,476,458
Distributions payable	1,264,225	1,017,405
Payable for shares repurchased	877,915	1,968,732
Deferred tax liability, net	285,718	266,789
Total liabilities	4,204,559	5,114,467
Commitments and contingencies (Note 10)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 shares issued; 4,568,537 and 4,578,537 shares outstanding, respectively	4,569	4,579
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 1,248,821 and 1,039,257 shares issued, respectively; 1,226,845 and 1,034,377 shares outstanding, respectively	1,227	1,034
Class T Common shares, $0.001 par value, 558,620,000 and 658,620,000 shares authorized, respectively; 953,847 and 680,446 shares issued, respectively; 912,223 and 654,672 shares outstanding, respectively	912	655
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 632,696 and 458,065 shares issued, respectively; 623,500 and 453,724 shares outstanding, respectively	624	454
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 3,722,914 and 2,039,062 shares issued, respectively; 3,629,315 and 1,966,552 shares outstanding, respectively	3,629	1,967
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,770,386 shares issued and outstanding	1,770	1,770
Capital in excess of par value	347,317,257	278,908,028
Distributable earnings	56,736,955	30,044,421
Total Members’ Equity	$404,066,943	$308,962,908

Net assets, Class FA shares	$148,003,933	$137,237,594
Net assets, Class A shares	37,937,809	29,747,587
Net assets, Class T shares	28,028,969	18,771,713
Net assets, Class D shares	18,920,529	12,813,290
Net assets, Class I shares	113,537,085	57,147,617
Net assets, Class S shares	57,638,618	53,245,107
Total Members’ Equity	$404,066,943	$308,962,908
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Interest income	$4,448,640	$2,156,784	$7,506,540	$4,266,075
Dividend income	1,877,861	352,277	2,779,217	539,023
Total investment income	6,326,501	2,509,061	10,285,757	4,805,098
Operating Expenses
Total return incentive fees	2,577,081	345,381	4,870,403	345,381
Base management fees	1,156,085	561,903	1,990,308	1,077,501
Organization and offering expenses	700,389	239,758	1,114,350	461,647
Professional services	387,524	351,951	772,606	684,709
Distribution and shareholder servicing fees	78,929	37,113	142,668	63,472
Insurance expense	57,886	57,637	112,907	110,510
Custodian and accounting fees	61,384	41,035	115,270	82,325
Director fees and expenses	51,110	52,462	101,658	103,595
General and administrative expenses	36,266	21,666	74,496	30,520
Pursuit costs	513,522	14,614	513,630	21,563
Total operating expenses	5,620,176	1,723,520	9,808,296	2,981,223
Expense support	(1,845,313)	(990,098)	(4,495,242)	(1,597,728)
Net operating expenses	3,774,863	733,422	5,313,054	1,383,495
Net investment income before taxes	2,551,638	1,775,639	4,972,703	3,421,603
Income tax expense	(139,794)	—	(139,794)	—
Net investment income	2,411,844	1,775,639	4,832,909	3,421,603
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	14,875,000	6,618,272	28,787,000	3,224,610
Net change in provision for taxes on unrealized appreciation on investments	(86,219)	—	(18,929)	—
Net increase in net assets resulting from operations	$17,200,625	$8,393,911	$33,600,980	$6,646,213

Common shares per share information:
Net investment income	$0.20	$0.23	$0.43	$0.48
Net increase in net assets resulting from operations	$1.45	$1.11	$2.98	$0.92
Weighted average number of common shares outstanding	11,828,433	7,588,545	11,281,582	7,185,452

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2021	11,287,421	$11,288	$303,313,157	$43,154,940	$346,479,385
Net investment income	—	—	—	2,411,844	2,411,844
Net change in unrealized appreciation on investments	—	—	—	14,875,000	14,875,000
Net change in provision for taxes on unrealized appreciation on investments	—	—	—	(86,219)	(86,219)
Distributions to shareholders	—	—	—	(3,618,610)	(3,618,610)
Issuance of common shares through the Offerings	1,442,042	1,442	43,994,868	—	43,996,310
Issuance of common shares through distribution reinvestment plan	29,479	29	887,119	—	887,148
Repurchase of common shares pursuant to share repurchase program	(28,136)	(28)	(877,887)	—	(877,915)
Balance as of June 30, 2021	12,730,806	$12,731	$347,317,257	$56,736,955	$404,066,943

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458,248	$10,459	$278,908,028	$30,044,421	$308,962,908
Net investment income	—	—	—	4,832,909	4,832,909
Net change in unrealized appreciation on investments	—	—	—	28,787,000	28,787,000
Net change in provision for taxes on unrealized appreciation on investments	—	—	—	(18,929)	(18,929)
Distributions to shareholders	—	—	—	(6,908,446)	(6,908,446)
Issuance of common shares through the Offerings	2,285,759	2,286	68,852,336	—	68,854,622
Issuance of common shares through distribution reinvestment plan	55,689	55	1,645,408	—	1,645,463
Repurchase of common shares pursuant to share repurchase program	(68,890)	(69)	(2,088,515)	—	(2,088,584)
Balance as of June 30, 2021	12,730,806	$12,731	$347,317,257	$56,736,955	$404,066,943

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net increase in net assets resulting from operations	$33,600,980	$6,646,213
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(73,000,000)	(22,500,000)
Net change in unrealized (appreciation) depreciation on investments	(28,787,000)	(3,224,610)
Amortization of deferred offering expenses	69,135	137,457
Amortization of deferred financing costs	32,282	7,007
Decrease in net due to related parties	(468,389)	(678,523)
Increase in accounts payable and other accrued expenses	383,549	185,592
Increase in deferred offering expenses	(7,586)	(192,712)
Increase in deferred tax liability, net	18,929	—
Increase in prepaid expenses and other assets	(143,957)	(179,455)
Net cash used in operating activities	(68,302,057)	(19,799,031)
Financing Activities:
Proceeds from issuance of common shares	56,771,962	48,171,485
Shares repurchased	(3,179,401)	(2,165,903)
Distributions paid, net of distributions reinvested	(5,016,163)	(3,336,738)
Net cash provided by financing activities	48,576,398	42,668,844
Net (decrease) increase in cash	(19,725,659)	22,869,813
Cash, beginning of period	82,688,211	30,954,005
Cash, end of period	$62,962,552	$53,823,818
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$1,645,463	$874,978
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,264,225	$805,009
Offering costs	$183,035	$79,862
Payable for shares repurchased	$877,915	$1,477,090

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30, 2021
(UNAUDITED)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–19.6%
ATA Holding Company, LLC	Consumer Finance	15.0%	4/1/2027	$37,000,000	$37,000,000	$37,000,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	2,000,000	2,000,000	2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					79,100,000	79,100,000
Senior Secured Note – Second Lien–8.9%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					115,042,454	115,042,454
Equity–53.9%
ATA Holding Company, LLC(3)	Consumer Finance			36,980	$36,000,000	$36,000,000
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,385,662	41,669,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	12,211,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	22,997,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	61,032,000
Milton Industries Inc.	Engineered Products			6,647	6,646,735	10,407,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	24,819,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,807,000
Total Equity					155,414,659	217,942,000
TOTAL INVESTMENTS–82.4%					$270,457,113	$332,984,454
OTHER ASSETS IN EXCESS OF LIABILITIES–17.6%						71,082,489
NET ASSETS–100.0%						$404,066,943
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of June 30, 2021, the Company owned a controlling interest in this portfolio company.
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
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of December 31, 2020, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021

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
The Company is currently offering and selling shares of its limited liability company interests (the “Initial Public Offering”) pursuant to a registration statement on Form S-1 (the “Initial Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Through its Initial Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”). On February 19, 2021, the Company filed a registration statement on Form S-1 (the “Follow-On Registration Statement”) with the SEC in connection with the proposed offering of shares of our limited liability company interest (the “Follow-On Public Offering”). As permitted under applicable securities laws, the Company will continue to offer its common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
Risks and Uncertainties
The novel coronavirus (“COVID-19”) pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and its portfolio companies and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. The Company will continue to monitor the pandemic's effects on a daily basis and will adjust its operations as necessary.
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic, (ii) the effectiveness of the United States public health response, including the efficacy of the vaccines or other remedies and the speed of their distribution and administration, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on its portfolio companies.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
Dividend Income – Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. From inception to June 30, 2021, all distributions from equity investments have been classified as dividend income.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
During each of the quarter and six months ended June 30, 2021, the Company recorded current income tax expense of approximately $0.1 million in the condensed consolidated statements of operations. The Company did not record current income tax expense during the quarter and six months ended June 30, 2020. Income tax expense relates to federal and state income taxes on current year earnings of certain Taxable Subsidiaries.
During the quarter and six months ended June 30, 2021, the Company also recorded a provision for taxes on unrealized appreciation on investments in the condensed consolidated statements of operations of approximately $0.1 million and $0.02 million, respectively, related to the Taxable Subsidiaries. The Company did not record a provision for taxes on unrealized appreciation on investments during the quarter and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, $0.3 million, was included in deferred tax liability, net on the condensed consolidated statements of assets and liabilities primarily relating to deferred taxes on unrealized appreciation on investments held in Taxable Subsidiaries. The deferred tax liability, net as of June 30, 2021 and December 31, 2020, includes a deferred tax asset of approximately $0.4 million and $0.1 million, respectively, and a deferred tax liability of approximately $(0.7) million and $(0.4) million, respectively, primarily relating to deferred taxes on accumulated unrealized appreciation.
During the quarter and six months ended June 30, 2021 and 2020, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020, 2019 and 2018 remain subject to examination by major tax jurisdictions.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
3. Investments
In April 2021, the Company, through a wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired an approximately 75% interest in the common equity membership interest units of ATA Holding Company, LLC (“ATA”) for consideration of approximately $36.0 million, subject to certain post-closing adjustments (the “Acquisition”). Additionally, on the closing date of the Acquisition, the Company, through a wholly-owned subsidiary, made an approximately $37.0 million debt investment in subsidiaries of ATA in the form of senior secured notes.
The Company’s investment portfolio is summarized as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$79,100,000	$79,100,000	23.8%	19.6%
Senior secured debt - second lien	35,942,454	35,942,454	10.7	8.9
Total senior debt	115,042,454	115,042,454	34.5	28.5
Equity	155,414,659	217,942,000	65.5	53.9
Total investments	$270,457,113	$332,984,454	100.0%	82.4%

	As of December 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	18.2%	13.6%
Senior secured debt - second lien	35,942,454	35,942,454	15.6	11.6
Total senior debt	78,042,454	78,042,454	33.8	25.2
Equity	119,414,659	153,155,000	66.2	49.6
Total investments	$197,457,113	$231,197,454	100.0%	74.8%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.3% and have weighted average remaining years to maturity of 4.6 years as of June 30, 2021. The note purchase agreements contain customary covenants and events of default. As of June 30, 2021, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of June 30, 2021 and December 31, 2020, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2021 and December 31, 2020 were as follows:

Industry	June 30, 2021	December 31, 2020
Commercial and Professional Services	22.8%	27.5%
Consumer Finance	21.9	—
Information Services and Advisory Solutions	16.8	22.3
Healthcare Supplies	14.2	18.4
Hobby Goods and Supplies	12.2	15.2
Business Services	8.0	10.8
Engineered Products	4.1	5.8
Total	100.0%	100.0%

Geographic Dispersion(1)	June 30, 2021	December 31, 2020
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:
(1)The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.
All investment positions held at June 30, 2021 and December 31, 2020 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2021 and 2020, and summarized balance sheet data as of June 30, 2021 (unaudited) and December 31, 2020, as applicable:
Summarized Operating Data

	Quarter Ended June 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Revenues	$10,994,355	$4,731,986	$3,368,692	$8,166,862	$20,032,593
Expenses	(9,476,712)	(4,400,279)	(3,104,988)	(7,621,796)	(16,048,485)
Income before taxes	1,517,643	331,707	263,704	545,066	3,984,108
Income tax expense	(388,500)	(95,000)	(56,943)	(120,000)	—
Consolidated net income	1,129,143	236,707	206,761	425,066	3,984,108
Net loss attributable to non-controlling interests	12,068	—	—	—	—
Net income	$1,141,211	$236,707	$206,761	$425,066	$3,984,108

	Quarter Ended June 30, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)
Revenues	$7,565,110	$3,834,058	$2,580,821
Expenses	(6,222,806)	(3,677,626)	(2,656,692)
Income (loss) before taxes	1,342,304	156,432	(75,871)
Income tax (expense) benefit	(350,815)	(45,000)	23,344
Consolidated net income (loss)	991,489	111,432	(52,527)
Net loss attributable to non-controlling interests	38,963	—	—
Net income (loss)	$1,030,452	$111,432	$(52,527)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021

	Six Months Ended June 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Revenues	$19,788,836	$11,524,518	$6,220,400	$16,130,074	$20,032,593
Expenses	(17,455,421)	(9,711,416)	(6,075,803)	(15,156,990)	(16,048,485)
Income before taxes	2,333,415	1,813,102	144,597	973,084	3,984,108
Income tax expense	(612,500)	(518,000)	(30,557)	(214,000)	—
Consolidated net income	1,720,915	1,295,102	114,040	759,084	3,984,108
Net loss attributable to non-controlling interests	87,717	—	—	—	—
Net income	$1,808,632	$1,295,102	$114,040	$759,084	$3,984,108

	Six Months Ended June 30, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)
Revenues	$14,288,283	$7,909,147	$5,272,720
Expenses	(13,304,883)	(7,884,811)	(6,043,355)
Income (loss) before taxes	983,400	24,336	(770,635)
Income tax expense (benefit)	(239,315)	(8,000)	200,102
Consolidated net income (loss)	744,085	16,336	(570,533)
Net loss attributable to non-controlling interests	110,273	—	—
Net income (loss)	$854,358	$16,336	$(570,533)
Summarized Balance Sheet Data

	As of June 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Current assets	$11,406,584	$10,350,931	$6,133,398	$12,538,691	$6,343,789
Non-current assets	93,061,571	29,528,776	62,851,163	40,781,107	88,165,194
Current liabilities	7,597,267	2,297,453	9,566,014	4,352,132	3,188,228
Non-current liabilities	54,118,893	21,506,747	19,515,695	28,853,307	40,000,000
Non-controlling interest	(480,508)	—	—	—	—
Stockholders’ equity	43,232,503	16,075,507	39,902,852	20,114,359	51,320,755

	As of December 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Current assets	$8,386,243	$9,692,346	$4,166,690	$12,684,343
Non-current assets	94,600,554	30,032,976	59,582,072	42,701,069
Current liabilities	7,669,894	2,460,606	4,406,878	5,732,781
Non-current liabilities	53,385,715	21,563,451	19,553,072	29,297,356
Non-controlling interest	(392,791)	—	—	—
Stockholders’ equity	42,323,979	15,701,265	39,788,812	20,355,275
 FOOTNOTES:
(1)    As of June 30, 2021 and December 31, 2020, the Company owned approximately 61% of the outstanding equity in Lawn Doctor on an undiluted basis.
(2)    As of June 30, 2021 and December 31, 2020, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
(3)    As of June 30, 2021 and December 31, 2020, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
(4)     As of June 30, 2021 and December 31, 2020, the Company owned approximately 75% of the outstanding equity in HSH on an undiluted basis. The Company acquired HSH in July 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
(5)    Results presented for the six months ended June 30, 2021 are for the period from April 1, 2021 (the date the Company acquired its investments in ATA) to June 30, 2021. As of June 30, 2021, the Company owned approximately 75% of the outstanding equity in ATA on an undiluted basis. The Company acquired ATA in April 2021.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$115,042,454	$115,042,454	$—	$—	$78,042,454	$78,042,454
Equity	—	—	217,942,000	217,942,000	—	—	153,155,000	153,155,000
Total investments	$—	$—	$332,984,454	$332,984,454	$—	$—	$231,197,454	$231,197,454
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$115,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% – 13.0% (10.6%) 5.7x – 13.7x (9.7x) 6.0x – 12.5x (10.5x)	Decrease Increase Increase
Equity	217,942,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% –13.0% (10.6%) 5.7x – 13.7x (9.7x) 6.0x – 12.5x (10.5x)	Decrease Increase Increase
Total	$332,984,454

December 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Equity	153,155,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Total	$231,197,454
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042,454	$153,155,000	$231,197,454
Additions	37,000,000	36,000,000	73,000,000
Net change in unrealized appreciation(1)	—	28,787,000	28,787,000
Fair value balance as of June 30, 2021	$115,042,454	$217,942,000	$332,984,454
Change in net unrealized appreciation on investments held as of June 30, 2021(1)	$—	$28,787,000	$28,787,000

	Six Months Ended June 30, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	5,474,851	17,025,149	22,500,000
Net change in unrealized depreciation(1)	—	3,224,610	3,224,610
Fair value balance as of June 30, 2020	$53,642,454	$116,277,156	$169,919,610
Change in net unrealized depreciation on investments held as of June 30, 2020(1)	$—	$3,224,610	$3,224,610
 FOOTNOTE:
(1)     Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations
5. Related Party Transactions
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
Manager and/or Sub-Manager
Organization and Offering Costs — Under the Offerings, the Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Offerings (defined in Note 7. “Capital Transactions” below), and (B) 1.5% of the cumulative gross proceeds from the Initial Public Offering. The Company incurred an obligation to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised through the Offerings of approximately $0.7 million and $0.3 million during quarter ended June 30, 2021 and 2020, respectively, and approximately $1.1 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $5.0 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of June 30, 2021. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Initial Public Offering and Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $1.2 million and $0.6 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $2.0 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $2.6 million and $0.3 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $4.9 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”). The Company recorded expense support due from the Manager and Sub-Manager of approximately $1.8 million and $1.0 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $4.5 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
As of June 30, 2021, the amount of expense support collected from the Manager and Sub-Manager was approximately $5.1 million. As of June 30, 2021, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
December 31, 2020	3,301,473	March 31, 2024
	$5,063,267
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.6 million shares as of June 30, 2021 and 2020 and received distributions from the Company of approximately $0.2 million during each of the quarters ended June 30, 2021 and 2020, and approximately $0.4 million during each of the six months ended June 30, 2021 and 2020.
Related party fees and expenses incurred for the quarter and six months ended June 30, 2021 and 2020 are summarized below:

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2021	2020	2021	2020
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$288,888	$404,457	$542,584	$737,371
	Dealer Manager / Placement Agent fees	152,930	274,539	283,790	470,335
	Distribution and shareholder servicing fees	78,929	37,113	142,668	63,472
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	666,572	274,894	1,052,801	516,902
	Base management fees(1)	1,156,085	561,903	1,990,308	1,077,501
	Total return incentive fees(1)	2,577,081	345,381	4,870,403	345,381
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	(1,845,313)	(990,098)	(4,495,242)	(1,597,728)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	27,841	39,554	56,056	59,393
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs 1)(3)	513,522	14,614	513,630	21,563
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due from (to) related parties as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Due from related parties:
Expense Support	$4,495,242	$3,301,473
Total due from related parties	4,495,242	3,301,473
Due to related parties:
Organization and offering expenses	(183,035)	(122,779)
Base management fees	(408,497)	(271,983)
Total return incentive fee	(4,870,403)	(4,150,562)
Reimbursement of third-party operating expenses and pursuit costs	(13,474)	(212,793)
Distribution and shareholder servicing fees	(27,902)	(19,814)
Total due to related parties	(5,503,311)	(4,777,931)
Net due to related parties	$(1,008,069)	$(1,476,458)

6. Distributions
The Company’s board of directors declares distributions on a monthly basis, which are paid monthly in arrears. The following table reflects the total distributions declared during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
Distribution Period(5)	Distributions Declared(1	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared(1)(2)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$3,289,836	$788,981	$2,500,855	$2,091,351	$419,855	$1,671,496
Second Quarter	3,618,610	971,813	2,646,797	2,331,838	525,113	1,806,725
	$6,908,446	$1,760,794	$5,147,652	$4,423,189	$944,968	$3,478,221
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 11. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2021 - June 30, 2021 (6 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2020 - June 30, 2020 (6 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	0.104167
(2)    The Class S shares were first sold on March 31, 2020 and began participating in distributions starting in April 2020.
(3)    Includes distributions reinvested in July 2021 of $360,174 related to distributions declared based on record dates in June 30, 2021 and excludes distributions reinvested in January 2021 of $244,845 related to distributions declared based on record dates in December 31, 2020.
(4)    Includes distributions reinvested in July 2020 of $184,080 related to distributions declared based on record dates in June 30, 2020 and excluded distributions reinvested in January 2020 of $114,090 related to distributions declared based on record dates in December 2019.
(5)    Distributions declared are paid and reinvested monthly in arrears.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
The sources of declared distributions on a GAAP basis were as follows:

	Six Months Ended June 30,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$4,832,909	70.0%	$3,421,603	77.4%
Distributions in excess of net investment income(2)	2,075,537	30.0%	1,001,586	22.6%
Total distributions declared	$6,908,446	100.0%	$4,423,189	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $4,495,242 and $1,597,728 for the six months ended June 30, 2021 and 2020, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In June 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 29, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Initial Public Offering
The Registration Statement became effective on March 7, 2018, and the Company began offering up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Initial Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Initial Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Initial Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2021, the public offering price was $33.55 per Class A share, $32.05 per Class T share, $30.13 per Class D share and $31.06 per Class I share. See Note 12. “Subsequent Events” for information on changes to the public offering price, selling commissions and dealer manager / placement agent fees by share class.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company(5)	Average Net Proceeds per Share
Class A	188,475	$6,053,132	$(446,409)	$5,606,723	21,088	$623,368	209,563	$6,230,091	$29.73
Class T	266,055	8,303,792	(379,965)	7,923,827	7,346	215,485	273,401	8,139,312	29.77
Class D	169,126	4,996,500	—	4,996,500	5,505	158,869	174,631	5,155,369	29.52
Class I	1,662,103	50,327,572	—	50,327,572	21,750	647,741	1,683,853	50,975,313	30.27
	2,285,759	$69,680,996	$(826,374)	$68,854,622	55,689	$1,645,463	2,341,448	$70,500,085	$30.11

	Six Months Ended June 30, 2020
	Proceeds from Offerings				Distributions Reinvested(3)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(4)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	156,712	4,475,686	(292,254)	4,183,432	15,705	417,444	172,417	4,600,876	26.68
Class T	284,179	7,947,163	(377,490)	7,569,673	2,888	76,864	287,067	7,646,537	26.64
Class D	42,627	1,120,660	—	1,120,660	4,268	112,084	46,895	1,232,744	26.29
Class I	300,267	8,069,182	—	8,069,182	10,005	268,586	310,272	8,337,768	26.87
Class S	422,130	11,913,500	(370,002)	11,543,498	—	—	422,130	11,543,498	27.35
	1,775,557	$49,379,191	$(1,207,706)	$48,171,485	32,866	$874,978	1,808,423	$49,046,463	$27.12

FOOTNOTES:
(1)Amounts exclude distributions reinvested in July 2021 related to the payment of distributions declared in June 30, 2021 and include distributions reinvested in January 2021 related to the payment of distributions declared in December 31, 2020.
(2)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Initial Public Offering. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager/placement agent fees.
(3)Amounts exclude distributions reinvested in July 2020 related to the payment of distributions declared in June 30, 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
(4)The Company incurred selling commissions and placement agent fees on the sale of Class FA shares sold in the Follow-On Class FA Private Offering. The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million Class FA shares sold under the terms of the Class FA Private Offering.
(5)Approximately $12.1 million of net proceeds for shares sold and issued on June 30, 2021 was received in cash in July 2021. The proceeds are recorded in receivable for shares sold in the condensed consolidated statement of assets and liabilities as of June 30, 2021.
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
During the six months ended June 30, 2021 and 2020, the Company received requests for the repurchase of approximately $2.1 million and $3.4 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable periods by approximately $0.6 million and $2.7 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the six months ended June 30, 2021 and 2020:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	10,000	$318,939	$31.89
Class A	17,095	510,298	29.85
Class T	15,850	472,904	29.84
Class D	4,855	142,210	29.29
Class I	21,090	644,233	30.55
Six Months Ended June 30, 2021	68,890	$2,088,584	$30.32

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	75,393	$2,077,424	$27.55
Class A	4,098	109,345	26.68
Class T	4,710	125,510	26.65
Class I	41,125	1,106,976	26.92
Six Months Ended June 30, 2020	125,326	$3,419,255	$27.28

As of June 30, 2021 and December 31, 2020, the Company had a payable for shares repurchased of approximately $0.9 million and $2.0 million, respectively, which were paid in July 2021 and January 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
8. Borrowings
In July 2020, the Company entered into an Amended and Restated Loan Agreement (the “2020 Loan Agreement”) and related Amended and Restated Promissory Note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a $20.0 million line of credit (the “2020 Line of Credit”). The Company paid a $60,000 commitment fee to Seaside in connection with closing on the 2020 Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2020 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000. Under the 2020 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2020 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2020 Loan Agreement, the Company is required to comply with reporting requirements and other customary requirements for similar credit facilities. In connection with the 2020 Loan Agreement, in July 2020, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the 2020 Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2020 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the 2020 Line of Credit as of June 30, 2021. See Note 12. “Subsequent Events” for information regarding a modification to the 2020 Loan Agreement in July 2021, which extended the maturity date from July 2021 to October 2021.

9. Concentrations of Risk
The Company had five portfolio companies (Lawn Doctor, Polyform, Roundtables, UltiMed and ATA) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2021, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
11. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income (loss), before expense support(1)	0.30	(0.18)	(0.35)	(0.27)	(0.32)	0.23
Expense support(1)(2)	0.25	0.46	0.38	0.42	0.64	0.38
Net investment income(1)	0.55	0.28	0.03	0.15	0.32	0.61
Net realized and unrealized gains, net of taxes(1)(3)	2.51	2.51	2.53	2.52	2.53	2.50
Net increase resulting from investment operations	3.06	2.79	2.56	2.67	2.85	3.11
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$32.40	$30.92	$30.73	$30.35	$31.28	$32.56

Net assets, end of period	$148,003,933	$37,937,809	$28,028,969	$18,920,529	$113,537,085	$57,638,618
Average net assets(5)	$142,412,708	$33,428,985	$22,267,515	$14,736,404	$77,410,413	$55,303,759
Shares outstanding, end of period	4,568,537	1,226,845	912,223	623,500	3,629,315	1,770,386
Distributions declared	$2,860,968	$699,362	$373,336	$282,091	$1,586,193	$1,106,497
Total investment return based on net asset value(6)	10.40%	10.22%	9.50%	10.03%	9.90%	10.43%
Total investment return based on net asset value after total return incentive fee(6)(8)	10.20%	9.79%	9.01%	9.56%	9.90%	10.43%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	0.81%	1.61%	2.43%	2.13%	2.37%	1.01%
Total operating expenses before expense support	1.81%	3.60%	4.31%	4.11%	4.34%	2.00%
Total operating expenses after expense support	0.98%	2.04%	3.03%	2.68%	2.23%	0.79%
Net investment income before total return incentive fee(8)	1.95%	1.37%	0.70%	1.05%	1.05%	1.96%
Net investment income	1.77%	0.95%	0.10%	0.50%	1.05%	1.96%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021

	Six Months Ended June 30, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(9)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss) before expense support(1)	0.33	0.19	(0.16)	0.17	0.18	(0.14)
Expense support(1)(2)	0.25	0.13	0.24	—	0.18	0.24
Net investment income(1)	0.58	0.32	0.08	0.17	0.36	0.10
Net realized and unrealized gains, net of taxes(1)(3)	0.37	0.38	0.42	0.36	0.37	0.65
Net increase resulting from investment operations	0.95	0.70	0.50	0.53	0.73	0.75
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.31)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.31)
Net Asset Value, End of Period	$27.96	$26.98	$27.01	$26.58	$27.25	$28.00

Net assets, end of period	$132,783,620	$22,597,160	$12,990,755	$9,291,562	$32,650,227	$11,819,799
Average net assets(5)	$126,795,696	$20,359,933	$8,637,250	$8,590,117	$28,812,426	$3,811,248
Shares outstanding, end of period	4,749,797	837,460	481,019	349,527	1,197,995	422,130
Distributions declared	$2,888,270	$478,096	$161,226	$184,118	$669,762	$41,717
Total investment return based on net asset value(6)(9)	3.40%	2.64%	1.89%	2.05%	2.72%	2.76%
Total investment return based on net asset value after total return incentive fee(6)	3.40%	2.64%	1.89%	2.05%	2.72%	2.76%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	0.95%	1.78%	3.36%	1.87%	1.81%	2.57%
Total operating expenses before expense support	1.18%	1.78%	3.36%	1.87%	1.81%	4.05%
Total operating expenses after expense support	0.29%	1.28%	2.48%	1.87%	1.16%	1.36%
Net investment income before total return incentive fee(8)	2.10%	1.22%	0.29%	0.64%	1.34%	1.09%
Net investment income	2.10%	1.22%	0.29%	0.64%	1.34%	1.09%
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2021, 100% of the total return incentive fees for Class I and Class S shares were covered by expense support and approximately 83%, 79%, 68% and 72% of total return incentive fees for Class FA, Class A, Class T and Class D shares, respectively, were covered by expense support. For the six months ended June 30, 2020, 100% of total return incentive fees were covered by expense support.
(9)The net asset value as of the beginning of the period is based on the net asset value as of December 31, 2019 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The first investors for Class S purchased their shares on March 31, 2020.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
12. Subsequent Events
Distributions
In July 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 30, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2021, the Company’s board of directors approved new per share offering prices for each share class in the Initial Public Offering. The new offering prices are effective as of July 27, 2021. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective July 27, 2021:
Offering Price, Per Share	$33.79	$32.26	$30.35	$31.28
Selling Commissions, Per Share	2.03	0.97	—	—
Placement Agent / Dealer Manager Fees, Per Share	0.84	0.56	—	—
Capital Transactions
During the period July 1, 2021 through August 12, 2021, the Company received additional net proceeds from its Initial Public Offering and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	30,396	$1,005,905	$(66,063)	$939,842	5,862	$180,788	36,258	$1,120,630	$30.91
Class T	76,783	2,467,000	(107,635)	2,359,365	3,151	96,551	79,934	2,455,916	30.72
Class D	115,512	3,505,800	—	3,505,800	2,141	64,733	117,653	3,570,533	30.35
Class I	193,369	6,067,348	—	6,067,348	11,458	357,222	204,827	6,424,570	31.37
	416,060	$13,046,053	$(173,698)	$12,872,355	22,612	$699,294	438,672	$13,571,649	$30.94
Borrowings
In July 2021, the Company modified the 2020 Loan Agreement to extend the maturity date from July 2021 to October 2021.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the quarter and six months ended June 30, 2021 and 2020. Amounts as of December 31, 2020 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since the Initial Public Offering became effective in March 2018 through June 30, 2021, we have received net proceeds from the Initial Public Offering of approximately $184.3 million, including approximately $4.7 million received through our distribution reinvestment plan. As of June 30, 2021, the public offering price was $33.55 per Class A share, $32.05 per Class T share, $30.13 per Class D share and $31.06 per Class I share. See Note 7. “Capital Transactions” and Note 12. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Since the Initial Public Offering became effective through June 30, 2021, we have incurred selling commissions and dealer manager fees of approximately $3.8 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through June 30, 2021 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $2.8 million based on actual amounts raised through the Initial Public Offering since the Initial Public Offering became effective through June 30, 2021. These organization and offering costs related to the Initial Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In July 2021, our board of directors approved new per share public offering prices for each share class in the Initial Public Offering. The new public offering prices are effective as of July 27, 2021. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering:

	Class A	Class T	Class D	Class I
Effective July 27, 2021:
Public Offering Price, Per Share	$33.79	$32.26	$30.35	$31.28
Selling Commissions, Per Share	2.03	0.97	—	—
Dealer Manager Fees, Per Share	0.84	0.56	—	—

Portfolio and Investment Activity
As of June 30, 2021, we had invested in eight portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of June 30, 2021
		Equity Investments		Debt Investments(1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$30.5	Senior Secured - Second Lien	16.0%	8/7/2023	$15.0	$45.5
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8.0	11/13/2021	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Senior Secured - Second Lien	15.0	1/2/2026	2.9	10.0
Blue Ridge	3/24/2020	17	9.9	Senior Secured - Second Lien	15.0	3/24/2026	2.6	12.5
HSH	7/16/2020	75	17.3	Senior Secured - First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	36.0	Senior Secured - First Lien	15.0	4/1/2027	37.0	73.0
			$155.4				$115.1	$270.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2021, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2021.
See our Form 10-K for additional information regarding our portfolio companies and their related business activities.
Concentrations of Risk
We had five portfolio companies (Lawn Doctor, Polyform, Roundtables, UltiMed and ATA) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
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
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the quarter and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA
Net income (GAAP)	$1,141,211	$236,707	$206,761	$425,066	$3,984,108
Interest and debt related expenses	1,012,999	728,011	646,307	942,987	1,516,654
Depreciation and amortization	623,485	432,783	486,408	937,033	1,106,585
Income tax expense	388,500	95,000	56,943	120,000	—
Adjusted EBITDA (non-GAAP)	$3,166,195	$1,492,501	$1,396,419	$2,425,086	$6,607,347

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,945,943	$1,300,416	$1,127,748	$1,806,932	$4,955,510

	Quarter Ended June 30, 2020(1)
	Lawn Doctor	Polyform	Roundtables
Net income (loss) (GAAP)	$1,030,452	$111,432	$(52,527)
Interest and debt related expenses	1,051,108	736,362	651,532
Depreciation and amortization	625,170	418,727	375,479
Income tax expense (benefit)	350,815	45,000	(23,344)
Adjusted EBITDA (non-GAAP)	$3,057,545	$1,311,521	$951,140

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,903,291	$1,142,335	$768,521

	Six Months Ended June 30, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA(2)
Net income (GAAP)	$1,808,632	$1,295,102	$114,040	$759,084	$3,984,108
Interest and debt related expenses	2,015,926	1,448,156	1,287,714	1,877,860	1,516,654
Depreciation and amortization	1,247,390	866,906	865,593	1,866,235	1,106,585
Income tax expense	612,500	518,000	30,557	214,000	—
Adjusted EBITDA (non-GAAP)	$5,684,448	$4,128,164	$2,297,904	$4,717,179	$6,607,347

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$3,493,662	$3,596,869	$1,855,787	$3,514,770	$4,955,510

	Six Months Ended June 30, 2020(1)
	Lawn Doctor	Polyform	Roundtables
Net income (loss) (GAAP)	$854,358	$16,336	$(570,533)
Interest and debt related expenses	2,108,144	1,466,307	1,299,554
Depreciation and amortization	1,248,064	837,019	750,641
Income tax expense (benefit)	239,315	8,000	(200,102)
Adjusted EBITDA (non-GAAP)	$4,449,881	$2,327,662	$1,279,560

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$2,770,006	$2,027,394	$1,033,884
 FOOTNOTE:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of June 30, 2021 and 2020.
(2)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to June 30, 2021.
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
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA(3)
Cash provided by operating activities (GAAP)	$2,645,258	$2,185,352	$6,027,097	$443,963	$5,658,709
Capital expenditures(2)	(70,532)	(453,493)	(13,789)	(121,895)	(57,786)
Adjusted FCF (non-GAAP)	$2,574,726	$1,731,859	$6,013,308	$322,068	$5,600,923

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,582,427	$1,508,969	$4,856,348	$239,973	$4,200,692

	Six Months Ended June 30, 2020(1)
	Lawn Doctor	Polyform	Roundtables
Cash provided by operating activities (GAAP)	$2,677,771	$300,285	$4,597,278
Capital expenditures(2)	(29,850)	(167,979)	(8,871)
Adjusted FCF (non-GAAP)	$2,647,921	$132,306	$4,588,407

Our Ownership Percentage	62%	87%	81%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,648,304	$115,239	$3,707,433
 FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of June 30, 2021 and 2020.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
(3)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to June 30, 2021.
Our aggregate proportionate share of Adjusted FCF was approximately $12.4 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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
COVID-19
See Item 1A. “Risk Factors” in Part I and Item 7. “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2020 for information regarding the risks of COVID-19. The Company and the operations of its portfolio companies have not been materially adversely affected as a result of the COVID-19 pandemic. However, we continue to monitor federal, state and loan government initiatives to manage the continued spread of COVID-19 as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration. As of June 30, 2021, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.

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
As of June 30, 2021 and December 31, 2020, we had cash of approximately $63.0 million and $82.7 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $56.8 million and $48.2 million in net proceeds during the six months ended June 30, 2021 and 2020, respectively, from the Offerings, which excludes approximately $1.6 million and $0.9 million raised through our distribution reinvestment plan during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had approximately 836 million common shares available for sale through the Initial Public Offering.
Operating Activities. During the six months ended June 30, 2021 and 2020, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $4.7 million and $2.7 million, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to the following:
•an increase in net investment income of approximately $1.4 million;

•a change in third-party operating payables approximately $0.3 million;
•a change in net amounts paid to related parties of approximately $0.2 million; and
•a decrease in payment of deferred offering expenses, net of amortization, of approximately $0.1 million.
Borrowings. We had not borrowed any amounts under our $20.0 million 2020 Line of Credit as of June 30, 2021. In July 2021, we amended the 2020 Loan Agreement to extend the maturity date to October 2021, as described in Note 8. “Borrowings” of Item 1. “Financial Statements”. The purpose of the 2020 Line of Credit is for general Company working capital and acquisition financing purposes.
Uses of Liquidity and Capital Resources
Investments. We used approximately $73.0 million and $22.5 million of cash proceeds from the Offerings to purchase investments during the six months ended June 30, 2021 and 2020, respectively.
Distributions. We paid distributions to our shareholders of approximately $5.0 million and $3.3 million (which excludes distributions reinvested of approximately $1.6 million and $0.9 million, respectively) during the six months ended June 30, 2021 and 2020, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $3.2 million and $2.2 million during the six months ended June 30, 2021 and 2020, respectively, to repurchase shares in accordance with our Share Repurchase Program.

Distributions Declared
During the six months ended June 30, 2021 and 2020, our board of directors declared cash distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears. See Note 6. “Distributions” in Item 1. “Financial Statements” for additional information, including distributions declared per share for each share class.
Cash distributions declared during the periods presented were funded from the following sources noted below:

	Six Months Ended June 30,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$4,832,909	70.0%	$3,421,603	77.4%
Distributions in excess of net investment income(2)	2,075,537	30.0%	1,001,586	22.6%
Total distributions declared(3)	$6,908,446	100.0%	$4,423,189	100.0%
 FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $4,495,242 and $1,597,728 for the six months ended June 30, 2021 and 2020, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
(2)     Consists of offering proceeds for both periods presented.
(3)    For the six months ended June 30, 2021, includes $1,760,794 of distributions reinvested pursuant to our distribution reinvestment plan, of which $360,174 was reinvested in July 2021 with the payment of distributions declared in June 30, 2021. For the six months ended June 30, 2020, includes $944,968 of distributions reinvested pursuant to our distribution reinvestment plan, of which $184,080 was reinvested in July 2020.
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
During the six months ended June 30, 2021 and 2020, we received requests for the repurchase of approximately $2.1 million (68,890 shares) and $3.4 million (125,326 shares), respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable periods by approximately $0.6 million and $2.7 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the six months ended June 30, 2021 and 2020:

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	10,000	$318,939	$31.89
Class A shares	17,095	510,298	29.85
Class T shares	15,850	472,904	29.84
Class D shares	4,855	142,210	29.29
Class I shares	21,090	644,233	30.55
Six Months Ended June 30, 2021	68,890	$2,088,584	$30.32

Class FA shares	75,393	$2,077,424	$27.55
Class A shares	4,098	109,345	26.68
Class T shares	4,710	125,510	26.65
Class I shares	41,125	1,106,976	26.92
Six Months Ended June 30, 2020	125,326	$3,419,255	$27.28

Results of Operations
Since we commenced operations, we have acquired eight portfolio companies using the net proceeds from our Offerings. As of June 30, 2021 and 2020, the fair value of our investment portfolio totaled approximately $333.0 million and $169.9 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the quarter and six months ended June 30, 2021 and 2020. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
The following is a summary of our operating results for the quarter and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$6,326,501	$2,509,061	$10,285,757	$4,805,098
Total operating expenses	(5,620,176)	(1,723,520)	(9,808,296)	(2,981,223)
Expense support	1,845,313	990,098	4,495,242	1,597,728
Net investment income before taxes	2,551,638	1,775,639	4,972,703	3,421,603
Income tax expense	(139,794)	—	(139,794)	—
Net investment income	2,411,844	1,775,639	4,832,909	3,421,603
Net change in unrealized appreciation on investments	14,875,000	6,618,272	28,787,000	3,224,610
Net change in provision for taxes on unrealized appreciation on investments	(86,219)	—	(18,929)	—
Net increase in net assets resulting from operations	$17,200,625	$8,393,911	$33,600,980	$6,646,213
Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$4,448,640	$2,156,784	$7,506,540	$4,266,075
Dividend income	1,877,861	352,277	2,779,217	539,023
Total investment income	$6,326,501	$2,509,061	$10,285,757	$4,805,098
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of June 30, 2021 and 2020. As of June 30, 2021 and 2020, our weighted average annual yield on our accruing debt investments was 15.3% and 15.5%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $4.4 million and $2.1 million for the quarter ended June 30, 2021 and 2020, respectively, and approximately $7.4 million and $4.1 million for the six months ended June 30, 2021 and 2020. In addition, we earned interest income on our cash accounts of approximately $0.1 million during the six months ended June 30, 2021, and approximately $0.1 million and $0.2 million during the quarter and six months ended June 30, 2020, respectively. The increase in interest income during the quarter and six months ended June 30, 2021, as compared to the quarter and six months ended June 30, 2020, is primarily attributable to additional debt investments during the twelve months ended June 30, 2021 of approximately $61.4 million.
During the quarters ended June 30, 2021 and 2020, we received dividend income of approximately $1.9 million and $0.4 million, respectively. We received dividend income of approximately $2.8 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively, from equity investments in our portfolio companies.
Our total investment income for the six months ended June 30, 2021, resulted in annualized cash yields ranging from 3.2% to 13.3% based on our investment cost, as compared to 3.3% to 8.2% for the six months ended June 30, 2020.
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

Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2021 and 2020 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total return incentive fees	$2,577,081	$345,381	$4,870,403	$345,381
Base management fees	1,156,085	561,903	1,990,308	1,077,501
Organization and offering expenses	700,389	239,758	1,114,350	461,647
Professional services	387,524	351,951	772,606	684,709
Distribution and shareholder servicing fees	78,929	37,113	142,668	63,472
Insurance expense	57,886	57,637	112,907	110,510
Custodian and accounting fees	61,384	41,035	115,270	82,325
Director fees and expenses	51,110	52,462	101,658	103,595
General and administrative expenses	36,266	21,666	74,496	30,520
Pursuit costs	513,522	14,614	513,630	21,563
Total operating expenses	5,620,176	1,723,520	9,808,296	2,981,223
Expense support	(1,845,313)	(990,098)	(4,495,242)	(1,597,728)
Net operating expenses	$3,774,863	$733,422	$5,313,054	$1,383,495
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, organization and offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative, and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian fees), and/or the complexity of our investment processes and capital structure (professional services).
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
We recorded total return incentive fees of approximately $2.6 million and $4.9 million during the quarter and six months ended June 30, 2021. The total return incentive fees of approximately $0.3 million were recorded during the quarter and six months ended June 30, 2020. The increase in total return incentive fees during the quarter and six months ended June 30, 2021 is primarily due to an increase in the change in unrealized appreciation on investments, net of tax, as compared to the same periods of 2020.
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
We incurred base management fees of approximately $1.2 million and $0.6 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $2.0 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $276.8 million and $159.6 million during the six months ended June 30, 2021 and 2020, respectively.

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
We expensed organization and offering expenses of approximately $0.7 million and $0.2 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $1.1 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate investments that ultimately were not consummated. We incurred pursuit costs of approximately $0.5 million during each of the quarter and six months ended June 30, 2021, as compared to $0.01 million and $0.02 million incurred during the quarter and six months ended June 30, 2020, respectively. The increase in pursuit costs is primarily attributable to an investment which progressed to advanced stages of due diligence and negotiation but did not close due to circumstances outside of our control. While pursuit costs vary by investment, we expect pursuit costs to decrease in future periods as compared to the quarter and six months ended June 30, 2021.
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
We incurred distribution and shareholder servicing fees of approximately $0.1 million and $0.04 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $0.1 million during each of the six months ended June 30, 2021 and 2020, respectively. The increase in distribution and shareholder servicing fees during the quarter and six months ended June 30, 2021, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expenses, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.6 million and $0.5 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $1.2 million and $1.0 million during the six months ended June 30, 2021 and 2020, respectively. The increase in other operating expenses during the quarter and six months ended June 30, 2021 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and six months ended June 30, 2020.
Expense Support and Conditional Reimbursement Agreement
Expense support from the Manager and Sub-Manager partially offsets operating expenses. Expense support totaled approximately $1.8 million and $1.0 million during the quarter ended June 30, 2021 and 2020, respectively, and approximately $4.5 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described below.

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
If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we will use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to the Conditional Reimbursements as described further in the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. We did not have any Excess Operating Funds as of June 30, 2021 for any share class which had received expense support.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income for the current year related to our Taxable Subsidiaries. During each of the quarter and six months ended June 30, 2021, we recorded current income tax expense of approximately $0.1 million in the condensed consolidated statements of operations, which primarily relates to our controlling equity interest in ATA acquired in April 2021. We did not record current income tax expense during the quarter and six months ended June 30, 2020.
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
During the quarter and six months ended June 30, 2021, we recognized a net change in unrealized appreciation on investments of approximately $14.9 million and $28.8 million, respectively, due to EBITDA growth of our portfolio companies and changes in public market multiples. Additionally, we recorded a net change in provision for taxes on unrealized appreciation on investments of $(0.1) million and $(0.02) million during the quarter and six months ended June 30, 2021, respectively, related to unrealized appreciation on investments held by our Taxable Subsidiaries. During the quarter and six months ended June 30, 2020, we recognized unrealized appreciation of approximately $6.6 million and $3.2 million, respectively. We did not record a net change in provision for taxes on unrealized appreciation on investments during the quarter and six months ended June 30, 2020.

Net Assets
During the quarter and six months ended June 30, 2021 and 2020, the change in net assets consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations	$17,200,625	$8,393,911	$33,600,980	$6,646,213
Distributions to shareholders	(3,618,610)	(2,331,838)	(6,908,446)	(4,423,189)
Capital share transactions	44,005,543	21,337,428	68,411,501	45,627,208
Change in net assets	$57,587,558	$27,399,501	$95,104,035	$47,850,232
Operations increased by approximately $8.8 million and $27.0 million during the quarter and six months ended June 30, 2021, respectively, as compared to the quarter and six months ended June 30, 2020. The increase in operations is primarily due to (i) an increase of approximately $8.2 million and $25.6 million, respectively, in the net change in unrealized appreciation on investments, net of taxes and (ii) an increase in net investment income of approximately $0.6 million and $1.4 million, respectively.
Distributions increased approximately $1.3 million and $2.5 million during the quarter and six months ended June 30, 2021, respectively, as compared to the quarter and six months ended June 30, 2020, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $22.7 million and $22.8 million during the quarter and six months ended June 30, 2021, respectively, as compared to the quarter and six months ended June 30, 2020, primarily due to (i) an increase in proceeds received through the Initial Public Offering of approximately $35.6 million and $47.9 million, respectively, (ii) a decrease in share repurchases of approximately $0.6 million and $1.3 million, respectively, and (iii) an increase in proceeds received through our distribution reinvestment plan of approximately $0.4 million and $0.8 million, respectively, offset partially by a decrease in proceeds received through our Private Offerings of approximately $13.9 million and $27.2 million, respectively.
Total Returns
The following table illustrates year-to-date (“YTD”), trailing 12 months (“One Year”), trailing 36 months (“Three Year”), Three Year annual average and cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return	One Year Total Return(1)	Three Year Total Return(2)	Three Year Annual Average Total Return(2)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	10.2%	20.6%	45.1%	15.0%	50.0%	February 7, 2018 - June 30, 2021
Class FA (with sales load)	3.0%	12.8%	35.7%	11.9%	40.2%	February 7, 2018 - June 30, 2021
Class A (no sales load)	9.8%	19.7%	39.9%	13.3%	43.6%	April 10, 2018 - June 30, 2021
Class A (with sales load)	0.5%	9.5%	28.0%	9.3%	31.4%	April 10, 2018 - June 30, 2021
Class I	9.9%	19.8%	41.2%	13.7%	44.9%	April 10, 2018 - June 30, 2021
Class T (no sales load)	9.0%	17.8%	34.9%	11.6%	36.9%	May 25, 2018 - June 30, 2021
Class T (with sales load)	3.8%	12.2%	28.5%	9.5%	30.4%	May 25, 2018 - June 30, 2021
Class D	9.6%	18.8%	35.4%	11.8%	36.3%	June 26, 2018 - June 30, 2021
Class S (no sales load)	10.4%	21.2%	N/A	N/A	24.6%	March 31, 2020 - June 30, 2021
Class S (with sales load)	6.6%	17.0%	N/A	N/A	20.2%	March 31, 2020 - June 30, 2021
FOOTNOTES:
(1)     For the period from July 1, 2020 to June 30, 2021.
(2)    For the period from July 1, 2018 to June 30, 2021. The Three Year annual average total return is calculated as a simple average of the Three Year total return.

(3)    For the period from the date the first share was issued for each respective share class to June 30, 2021.
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

Hedging Activities
As of June 30, 2021, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of June 30, 2021, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $5.1 million. The following table reflects the expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expenses Support and Conditional Reimbursement Agreement:

For the Year Ended	Amount of Expense Support	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	March 31, 2022
December 31, 2019	1,372,020	March 31, 2023
December 31, 2020	3,301,473	March 31, 2024
	$5,063,267
As of June 30, 2021, management believes that reimbursement payments by the Company to the Manager and Sub-Manager are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
We had not borrowed any money as of June 30, 2021. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At June 30, 2021, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2021, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
We are currently offering and selling shares under the Initial Public Offering pursuant to the Initial Registration Statement. In February 2021, we filed a registration statement on Form S-1 (the “Follow-On Registration Statement”) with the SEC in connection with the Follow-On Public Offering. As permitted under applicable securities laws, we will continue to offer our common shares in the Initial Public Offering until the effective date of the Follow-On Registration Statement, upon which the Initial Registration Statement will be deemed terminated.
Through CNL Securities Corp., the Managing Dealer for the Initial Public Offering, we are offering to the public on a best efforts basis up to $1.0 billion shares consisting of Class A shares, Class T shares, Class D shares and Class I shares.
We are also offering up to $100.0 million shares to be issued pursuant to our distribution reinvestment plan.
The shares being offered can be reallocated among the different classes and between the primary Initial Public Offering and the distribution reinvestment plan. The following table presents the net offering proceeds received from the Initial Public Offering through June 30, 2021:

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000,000
Shares sold(3)	6,391,200

Aggregate amount sold(3)	$183,490,609
Payment of underwriting compensation(4)	(3,810,960)	(3,810,960)	—
Net offering proceeds to the issuer	179,679,649
Investments in portfolio companies(5)	(124,639,181)	—	(124,639,181)
Distributions to shareholders(6)	(4,442,618)	(925)	(4,441,693)
Remaining proceeds from the Offering	$50,597,850
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

(3)    Excludes approximately $4.7 million (167,079 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in the Class S Private Offering.
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
(5)    Excludes approximately $145.8 million funded using proceeds from the 2018 Class FA Private Offering, Class FA Private Offering, the Follow-On Class FA Private Offering and the Class S Private Offering.
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
During the quarter ended June 30, 2021, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2021 to April 30, 2021	—	$—	—	$788,981
May 1, 2021 to May 31, 2021	—	—	—	788,981
June 1, 2021 to June 30, 2021	28,136	31.20	28,136	—
 FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2021, we received requests for the repurchase of approximately $0.9 million of our common shares, which exceeded proceeds from our distribution reinvestment plan in the previous quarter by approximately $0.1 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

10.2*	Modification of Promissory Note dated July 14, 2021, by and between CNL Strategic Capital, LLC, CNL Strategic Capital B, Inc and Seaside Bank and Trust.

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 2021.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)