Form 10-Q
period 2021-09-30
CNL Strategic Capital, LLC
filed 2021-11-12
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 10, 2021, the Company had 4,560,900 Class FA shares, 1,418,765 Class A shares, 1,573,380 Class T shares, 994,048 Class D shares, 4,837,857 Class I shares and 1,770,386 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments at fair value (amortized cost of $267,668,500 and $197,457,113, respectively)	$332,240,454	$231,197,454
Cash	111,690,883	82,688,211
Receivable for shares sold	16,745,397	—
Deferred offering expenses	—	61,549
Prepaid expenses and other assets	189,706	130,161
Total assets	460,866,440	314,077,375
Liabilities
Accounts payable and other accrued expenses	797,388	385,083
Net due to related parties (Note 5)	8,229,205	1,476,458
Distributions payable	1,391,664	1,017,405
Payable for shares repurchased	693,515	1,968,732
Deferred tax liability, net	785,372	266,789
Total liabilities	11,897,144	5,114,467
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 shares issued; 4,560,900 and 4,578,537 shares outstanding, respectively	4,561	4,579
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 1,381,177 and 1,039,257 shares issued, respectively; 1,358,641 and 1,034,377 shares outstanding, respectively	1,359	1,034
Class T Common shares, $0.001 par value, 558,620,000 shares authorized, respectively; 1,336,606 and 680,446 shares issued, respectively; 1,294,335 and 654,672 shares outstanding, respectively	1,294	655
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 922,926 and 458,065 shares issued, respectively; 913,578 and 453,724 shares outstanding, respectively	914	454
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 4,406,092 and 2,039,062 shares issued, respectively; 4,299,435 and 1,966,552 shares outstanding, respectively	4,299	1,967
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,770,386 shares issued and outstanding	1,770	1,770
Capital in excess of par value	392,598,452	278,908,028
Distributable earnings	56,356,647	30,044,421
Total Members’ Equity	$448,969,296	$308,962,908

Net assets, Class FA shares	$147,968,885	$137,237,594
Net assets, Class A shares	41,850,833	29,747,587
Net assets, Class T shares	39,665,152	18,771,713
Net assets, Class D shares	27,652,315	12,813,290
Net assets, Class I shares	134,053,934	57,147,617
Net assets, Class S shares	57,778,177	53,245,107
Total Members’ Equity	$448,969,296	$308,962,908
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Interest income	$4,505,482	$2,945,998	$12,012,022	$7,212,073
Dividend income	8,362,201	1,075,522	11,141,418	1,614,545
Total investment income	12,867,683	4,021,520	23,153,440	8,826,618
Operating Expenses
Total return incentive fees	1,418,259	2,015,130	6,288,662	2,360,511
Base management fees	1,286,954	726,870	3,277,262	1,804,371
Organization and offering expenses	687,880	315,658	1,802,230	777,305
Professional services	367,576	315,036	1,140,182	999,745
Distribution and shareholder servicing fees	104,729	46,090	247,397	109,562
Insurance expense	60,083	61,611	172,990	172,121
Custodian and accounting fees	58,469	41,487	173,739	123,812
Director fees and expenses	50,175	48,546	151,833	152,141
General and administrative expenses	49,145	43,026	123,641	73,546
Pursuit costs	137,732	40,000	651,362	61,563
Total operating expenses	4,221,002	3,653,454	14,029,298	6,634,677
Expense support	4,495,242	(1,559,571)	—	(3,157,299)
Reimbursement of expense support	1,055,397	—	1,055,397	—
Net operating expenses	9,771,641	2,093,883	15,084,695	3,477,378
Net investment income before taxes	3,096,042	1,927,637	8,068,745	5,349,240
Income tax expense	(984,497)	—	(1,124,291)	—
Net investment income	2,111,545	1,927,637	6,944,454	5,349,240
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	2,044,613	9,616,844	30,831,613	12,841,454
Net change in deferred taxes on investments	(499,654)	(376,546)	(518,583)	(376,546)
Net increase in net assets resulting from operations	$3,656,504	$11,167,935	$37,257,484	$17,814,148

Common shares per share information:
Net investment income	$0.16	$0.23	$0.58	$0.70
Net increase in net assets resulting from operations	$0.28	$1.33	$3.12	$2.34
Weighted average number of common shares outstanding	13,206,098	8,423,505	11,930,137	7,601,149

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2021	12,730,806	$12,731	$347,317,257	$56,736,955	$404,066,943
Net investment income	—	—	—	2,111,545	2,111,545
Net change in unrealized appreciation on investments	—	—	—	2,044,613	2,044,613
Net change in deferred taxes on investments	—	—	—	(499,654)	(499,654)
Distributions to shareholders	—	—	—	(4,036,812)	(4,036,812)
Issuance of common shares through the Offerings	1,451,353	1,451	44,822,561	—	44,824,012
Issuance of common shares through distribution reinvestment plan	37,169	37	1,152,127	—	1,152,164
Repurchase of common shares pursuant to share repurchase program	(22,053)	(22)	(693,493)	—	(693,515)
Balance as of September 30, 2021	14,197,275	$14,197	$392,598,452	$56,356,647	$448,969,296

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458,248	$10,459	$278,908,028	$30,044,421	$308,962,908
Net investment income	—	—	—	6,944,454	6,944,454
Net change in unrealized appreciation on investments	—	—	—	30,831,613	30,831,613
Net change in deferred taxes on investments	—	—	—	(518,583)	(518,583)
Distributions to shareholders	—	—	—	(10,945,258)	(10,945,258)
Issuance of common shares through the Offerings	3,737,113	3,737	113,674,897	—	113,678,634
Issuance of common shares through distribution reinvestment plan	92,857	92	2,797,535	—	2,797,627
Repurchase of common shares pursuant to share repurchase program	(90,943)	(91)	(2,782,008)	—	(2,782,099)
Balance as of September 30, 2021	14,197,275	$14,197	$392,598,452	$56,356,647	$448,969,296

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2020	8,037,928	$8,038	$209,974,650	$12,150,435	$222,133,123
Net investment income	—	—	—	1,927,637	1,927,637
Net change in unrealized appreciation on investments	—	—	—	9,616,844	9,616,844
Net change in deferred taxes on investments	—	—	—	(376,546)	(376,546)
Distributions to shareholders	—	—	—	(2,587,705)	(2,587,705)
Issuance of common shares through the Offerings	1,166,323	1,166	32,737,358	—	32,738,524
Issuance of common shares through distribution reinvestment plan	20,911	21	568,774	—	568,795
Repurchase of common shares pursuant to share repurchase program	(147,754)	(148)	(4,258,781)	—	(4,258,929)
Balance as of September 30, 2020	9,077,408	$9,077	$239,022,001	$20,730,665	$259,761,743

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	5,349,240	5,349,240
Net change in unrealized appreciation on investments	—	—	—	12,841,454	12,841,454
Net change in deferred taxes on investments	—	—	—	(376,546)	(376,546)
Distributions to shareholders	—	—	—	(7,010,894)	(7,010,894)
Issuance of common shares through the Offerings	2,941,880	2,941	80,907,068	—	80,910,009
Issuance of common shares through distribution reinvestment plan	53,777	54	1,443,719	—	1,443,773
Repurchase of common shares pursuant to share repurchase program	(273,080)	(273)	(7,677,911)	—	(7,678,184)
Balance as of September 30, 2020	9,077,408	$9,077	$239,022,001	$20,730,665	$259,761,743

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net increase in net assets resulting from operations	$37,257,484	$17,814,148
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(73,000,000)	(64,220,000)
Net change in unrealized appreciation on investments	(30,831,613)	(12,841,454)
Proceeds from return of capital on investments	2,788,613	—
Amortization of deferred offering expenses	69,135	205,307
Amortization of deferred financing costs	35,632	20,919
Increase (decrease) in net due to related parties	6,752,747	(102,421)
Decrease in payable for investments purchased	—	(118,009)
Increase in accounts payable and other accrued expenses	412,305	35,964
Increase in deferred offering expenses	(7,586)	(252,764)
Increase in deferred tax liability, net	518,583	376,546
Increase in prepaid expenses and other assets	(74,427)	(79,559)
Net cash used in operating activities	(56,079,127)	(59,161,323)
Financing Activities:
Proceeds from issuance of common shares	96,933,237	68,570,732
Shares repurchased	(4,057,316)	(3,642,993)
Distributions paid, net of distributions reinvested	(7,773,372)	(5,260,323)
Deferred financing costs	(20,750)	(65,100)
Net cash provided by financing activities	85,081,799	59,602,316
Net increase in cash	29,002,672	440,993
Cash, beginning of period	82,688,211	30,954,005
Cash, end of period	$111,690,883	$31,394,998
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$2,797,627	$1,443,773
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,391,664	$900,334
Offering costs	$256,329	$109,675
Payable for shares repurchased	$693,515	$4,258,929

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2021
(UNAUDITED)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien – 17.6%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000,000	$37,000,000	$37,000,000
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions	8.0%	11/13/2021	2,000,000	2,000,000	2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					79,100,000	79,100,000
Senior Secured Note – Second Lien – 8.0%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					115,042,454	115,042,454
Equity – 48.4%
ATA Holding Company, LLC(4)	Real Estate Services			36,980	$36,000,000	$38,396,000
Auriemma U.S. Roundtables(4)	Information Services and Advisory Solutions			32,386	32,385,662	41,485,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	12,680,000
Healthcare Safety Holdings, LLC(4)	Healthcare Supplies			17,320	17,320,000	23,706,000
Lawn Doctor, Inc.(4)	Commercial and Professional Services			7,746	27,686,938	54,966,000
Milton Industries Inc.	Engineered Products			6,647	6,646,735	11,168,000
Polyform Products, Co.(4)	Hobby Goods and Supplies			10,820	15,598,788	25,200,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	9,597,000
Total Equity					152,626,046	217,198,000
TOTAL INVESTMENTS – 74.0%					$267,668,500	$332,240,454
OTHER ASSETS IN EXCESS OF LIABILITIES – 26.0%						116,728,842
NET ASSETS – 100.0%						$448,969,296
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    In October 2021, the maturity date was extended to November 13, 2022.
(4)    As of September 30, 2021, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien – 13.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Notes – First Lien					42,100,000	42,100,000
Senior Secured Note – Second Lien – 11.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Notes – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					78,042,454	78,042,454
Equity – 49.6%
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$37,272,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,877,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	18,186,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	48,685,000
Milton Industries Inc.	Engineered Products			6,647	6,646,735	10,090,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	19,502,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,543,000
Total Equity					119,414,659	153,155,000
TOTAL INVESTMENTS – 74.8%					$197,457,113	$231,197,454
OTHER ASSETS IN EXCESS OF LIABILITIES – 25.2%						77,765,454
NET ASSETS – 100.0%						$308,962,908
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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
On March 7, 2018, the Company commenced its initial public offering of up to $1.1 billion of shares of its limited liability company interests (the “Initial Public Offering”) pursuant to a registration statement on Form S-1 (the “Initial Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). The Initial Public Offering closed on November 1, 2021, with the Company having received aggregate gross proceeds of approximately $264.7 million since inception, including approximately $6.2 million raised through its distribution reinvestment plan. On November 1, 2021, the Company commenced a follow-on offering of up to $1.1 billion of shares of its limited liability company interests (the “Follow-On Public Offering” and together with the Initial Public Offering, the “Public Offerings”) pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the SEC. Through its Follow-On Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares” and together with the Founder shares (as described below), the “Shares”).
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic and the emergence and severity of COVID-19 variants, (ii) the effectiveness of the United States public health response, including the efficacy of the vaccines or other remedies and the speed of their distribution and administration, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on its portfolio companies.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
The Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s condensed consolidated financial statements. See Note 9. “Income Taxes” for additional information.
During the quarter and nine months ended September 30, 2021 and 2020, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020, 2019 and 2018 remain subject to examination by major tax jurisdictions.

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
In October 2021, the Company acquired a controlling equity interest and made a debt investment in Douglas Machines Corp. (“Douglas”) totaling $50.5 million. See Note 13. “Subsequent Events” for additional information.
The Company’s investment portfolio is summarized as follows as of September 30, 2021 and December 31, 2020:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	As of September 30, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$79,100,000	$79,100,000	23.8%	17.6%
Senior secured debt - second lien	35,942,454	35,942,454	10.8	8.0
Total senior debt	115,042,454	115,042,454	34.6	25.6
Equity	152,626,046	217,198,000	65.4	48.4
Total investments	$267,668,500	$332,240,454	100.0%	74.0%

	As of December 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior debt
Senior secured debt - first lien	$42,100,000	$42,100,000	18.2%	13.6%
Senior secured debt - second lien	35,942,454	35,942,454	15.6	11.6
Total senior debt	78,042,454	78,042,454	33.8	25.2
Equity	119,414,659	153,155,000	66.2	49.6
Total investments	$197,457,113	$231,197,454	100.0%	74.8%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.3% and have weighted average remaining years to maturity of 4.4 years as of September 30, 2021. The note purchase agreements contain customary covenants and events of default. As of September 30, 2021, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of September 30, 2021 and December 31, 2020, none of the Company’s debt investments were on non-accrual status.
The industry and geographic dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of September 30, 2021 and December 31, 2020 were as follows:

Industry	September 30, 2021	December 31, 2020
Commercial and Professional Services	21.0%	27.5%
Real Estate Services	22.7	—
Information Services and Advisory Solutions	16.7	22.3
Healthcare Supplies	14.5	18.4
Hobby Goods and Supplies	12.3	15.2
Business Services	8.4	10.8
Engineered Products	4.4	5.8
Total	100.0%	100.0%

Geographic Dispersion(1)	September 30, 2021	December 31, 2020
United States	100.0%	100.0%
Total	100.0%	100.0%
 FOOTNOTE:
(1)The geographic dispersion is determined by the portfolio company’s country of domicile or the jurisdiction of the security’s issuer.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
All investment positions held at September 30, 2021 and December 31, 2020 were denominated in U.S. dollars.
Summarized Operating Data
The following tables present unaudited summarized operating data for the Company’s portfolio companies in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2021 and 2020, and summarized balance sheet data as of September 30, 2021 (unaudited) and December 31, 2020, as applicable:
Summarized Operating Data

	Quarter Ended September 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Revenues	$7,927,425	$4,996,608	$3,422,301	$7,884,056	$20,072,688
Expenses	(7,318,878)	(4,881,148)	(3,278,711)	(7,770,024)	(16,925,963)
Income before taxes	608,547	115,460	143,590	114,032	3,146,725
Income tax expense	(15,035)	(34,000)	(26,420)	(25,000)	—
Consolidated net income	593,512	81,460	117,170	89,032	3,146,725
Net loss attributable to non-controlling interests	2,735	—	—	—	—
Net income	$596,247	$81,460	$117,170	$89,032	$3,146,725

	Quarter Ended September 30, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Revenues	$7,381,115	$4,644,634	$2,810,201	$6,251,428
Expenses	(7,050,625)	(4,219,241)	(2,719,686)	(7,748,154)
Income (loss) before taxes	330,490	425,393	90,515	(1,496,726)
Income tax (expense) benefit	20,766	(121,000)	(25,931)	92,000
Consolidated net income (loss)	351,256	304,393	64,584	(1,404,726)
Net loss attributable to non-controlling interests	89,153	—	—	—
Net income (loss)	$440,409	$304,393	$64,584	$(1,404,726)

	Nine Months Ended September 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Revenues	$27,716,261	$16,521,126	$9,642,701	$24,014,130	$40,105,281
Expenses	(24,774,299)	(14,592,564)	(9,354,514)	(22,927,014)	(32,974,448)
Income before taxes	2,941,962	1,928,562	288,187	1,087,116	7,130,833
Income tax expense	(627,535)	(552,000)	(56,977)	(239,000)	—
Consolidated net income	2,314,427	1,376,562	231,210	848,116	7,130,833
Net loss attributable to non-controlling interests	90,452	—	—	—	—
Net income	$2,404,879	$1,376,562	$231,210	$848,116	$7,130,833

	Nine Months Ended September 30, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Revenues	$21,669,398	$12,553,781	$8,082,921	$6,251,428
Expenses	(20,355,508)	(12,104,052)	(8,763,041)	(7,748,154)
Income (loss) before taxes	1,313,890	449,729	(680,120)	(1,496,726)
Income tax expense (benefit)	(218,549)	(129,000)	174,171	92,000
Consolidated net income (loss)	1,095,341	320,729	(505,949)	(1,404,726)
Net loss attributable to non-controlling interests	199,426	—	—	—
Net income (loss)	$1,294,767	$320,729	$(505,949)	$(1,404,726)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
Summarized Balance Sheet Data

	As of September 30, 2021
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)	ATA(5)
Current assets	$12,299,314	$9,849,085	$3,888,664	$12,208,694	$7,296,596
Non-current assets	92,275,866	29,269,414	62,258,658	39,859,540	86,730,687
Current liabilities	6,602,743	2,498,793	6,656,195	4,995,675	3,799,012
Non-current liabilities	63,748,191	21,425,130	19,471,105	28,619,168	40,000,000
Non-controlling interest	(483,243)	—	—	—	—
Stockholders’ equity	34,707,489	15,194,576	40,020,022	18,453,391	50,228,271

	As of December 31, 2020
	Lawn Doctor(1)	Polyform(2)	Roundtables(3)	HSH(4)
Current assets	$8,386,243	$9,692,346	$4,166,690	$12,684,343
Non-current assets	94,600,554	30,032,976	59,582,072	42,701,069
Current liabilities	7,669,894	2,460,606	4,406,878	5,732,781
Non-current liabilities	53,385,715	21,563,451	19,553,072	29,297,356
Non-controlling interest	(392,791)	—	—	—
Stockholders’ equity	42,323,979	15,701,265	39,788,812	20,355,275
 FOOTNOTES:
(1)    As of September 30, 2021 and December 31, 2020, the Company owned approximately 61% of the outstanding equity in Lawn Doctor on an undiluted basis.
(2)    As of September 30, 2021 and December 31, 2020, the Company owned approximately 87% of the outstanding equity in Polyform on an undiluted basis.
(3)    As of September 30, 2021 and December 31, 2020, the Company owned approximately 81% of the outstanding equity in Roundtables on an undiluted basis.
(4)    As of September 30, 2021 and December 31, 2020, the Company owned approximately 75% of the outstanding equity in HSH on an undiluted basis. Results presented for the quarter and nine months ended September 30, 2020, are for the period from July 16, 2020 (the date the Company acquired its investments in HSH) to September 30, 2020.
(5)    Results presented for the nine months ended September 30, 2021 are for the period from April 1, 2021 (the date the Company acquired its investments in ATA) to September 30, 2021. As of September 30, 2021, the Company owned approximately 75% of the outstanding equity in ATA on an undiluted basis. The Company acquired ATA in April 2021.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$115,042,454	$115,042,454	$—	$—	$78,042,454	$78,042,454
Equity	—	—	217,198,000	217,198,000	—	—	153,155,000	153,155,000
Total investments	$—	$—	$332,240,454	$332,240,454	$—	$—	$231,197,454	$231,197,454

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$115,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.8% – 13.0% (10.7%) 4.1x – 13.9x (9.3x) 6.0x – 12.5x (10.4x)	Decrease Increase Increase
Equity	217,198,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.8% – 13.0% (10.7%) 4.1x – 13.9x (9.3x) 6.0x – 12.5x (10.4x)	Decrease Increase Increase
Total	$332,240,454

December 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Equity	153,155,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Total	$231,197,454
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042,454	$153,155,000	$231,197,454
Additions	37,000,000	36,000,000	73,000,000
Return of capital(1)	—	(2,788,613)	(2,788,613)
Net change in unrealized appreciation(2)	—	30,831,613	30,831,613
Fair value balance as of September 30, 2021	$115,042,454	$217,198,000	$332,240,454
Change in net unrealized appreciation on investments held as of September 30, 2021(2)	$—	$30,831,613	$30,831,613

	Nine Months Ended September 30, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	29,874,851	34,345,149	64,220,000
Net change in unrealized appreciation(2)	—	12,841,454	12,841,454
Fair value balance as of September 30, 2020	$78,042,454	$143,214,000	$221,256,454
Change in net unrealized appreciation on investments held as of September 30, 2020(2)	$—	$12,841,454	$12,841,454
 FOOTNOTE:
(1)     Represents portion of distributions received which were accounted for as a return of capital. See Note 2. “Significant Accounting Policies” for information on the accounting treatment of distributions from portfolio companies.
(2)    Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations
5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, receive fees and compensation in connection with the Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
Placement Agent/Dealer Manager
Commissions — The Company pays CNL Securities Corp. (the “Managing Dealer” in connection with the Public Offerings and the “Placement Agent” in connection with the Private Offerings), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The Company paid the Placement Agent a selling commission of up to 5.50% and up to 2.00% of the sale price for each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering (defined in Note 7. “Capital Transactions” below), respectively. The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Placement Agent/Dealer Manager Fee — The Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). Under the Follow-On Class FA Private Offering, the Company paid the Placement Agent a placement agent fee of 3.00% and 1.50% of the price of each Class FA and Class S share sold in the Follow-On Class FA Private Offering and Class S Private Offering, respectively. The Managing Dealer/Placement Agent may reallow all or a portion of such placement agent/dealer manager fees to participating broker-dealers.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
Distribution and Shareholder Servicing Fee — The Company pays the Managing Dealer a distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares sold in the Public Offerings (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Offerings (defined in Note 7. “Capital Transactions” below), and (B) 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised through the Offerings of approximately $0.7 million and $0.3 million during quarter ended September 30, 2021 and 2020, respectively, and approximately $1.7 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.6 million on behalf of the Company in connection with the Offerings (exceeding the respective limitations) as of September 30, 2021. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offerings to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $1.3 million and $0.7 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $3.3 million and $1.8 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $1.4 million and $2.0 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $6.3 million and $2.4 million during the nine months ended September 30, 2021 and 2020, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
Reimbursement to Manager and Sub-Manager for Operating Expenses and Pursuit Costs — The Company reimburses the Manager and the Sub-Manager and their respective affiliates for certain third party operating expenses and pursuit costs incurred in connection with their provision of services to the Company, including fees, costs, expenses, liabilities and obligations relating to the Company’s activities, acquisitions, dispositions, financings and business, subject to the terms of the Company’s limited liability company agreement, the Management Agreement, the Sub-Management Agreement and the Expense Support and Conditional Reimbursement Agreement (as defined below). The Company does not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for the benefit of the Company.
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
The Expense Support amount is borne equally by the Manager and the Sub-Manager and is calculated as of the last business day of the calendar year. Until the Expense Support and Conditional Reimbursement Agreement is terminated, the Manager and Sub-Manager shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable, to the Manager or the Sub-Manager. Expense support is paid by the Manager and Sub-Manager annually in arrears.
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
As of September 30, 2021, the amount of expense support collected from the Manager and Sub-Manager was approximately $5.1 million. As of September 30, 2021, management estimates that approximately $1.1 million of expense support received will be reimbursable to the Manager and Sub-Manager under the terms of the Expense Support and Conditional Reimbursement Agreement. The Company recorded reimbursement of expense support in the condensed consolidated statements of operations of approximately $1.1 million during the quarter and nine months ended September 30, 2021. Additionally, during the quarter ended September 30, 2021, the Company recorded expense support of approximately $(4.5) million which represents a reversal of expense support accrued through June 30, 2021. The Company recorded expense support due from the Manager and Sub-Manager of approximately $1.6 million and $3.2 million during the quarter and nine months ended September 30, 2020, respectively.
The following table summarizes annual expense support received, estimate of expense support to be reimbursed and the remaining expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement as of September 30, 2021:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Unreimbursed Expense Support(2)	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	$(281,882)	$107,892	March 31, 2022
December 31, 2019	1,372,020	(545,761)	826,259	March 31, 2023
December 31, 2020	3,301,473	(227,754)	3,073,719	March 31, 2024
	$5,063,267	$(1,055,397)	$4,007,870
 FOOTNOTES:
(1)Represents amount accrued as of September 30, 2021, for potential annual year-end reimbursement to the Manager and Sub-Manager.
(2)Expense support reimbursement is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2021, management believes that additional reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed expense support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million and 0.6 million shares as of September 30, 2021 and 2020, respectively and received distributions from the Company of approximately $0.2 million during each of the quarters ended September 30, 2021 and 2020, and approximately $0.5 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2021 and 2020 are summarized below:

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2021	2020	2021	2020
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$541,088	$521,847	$1,083,672	$1,259,218
	Dealer Manager / Placement Agent fees	295,926	342,204	579,716	812,539
	Distribution and shareholder servicing fees	104,729	46,090	247,397	109,562
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	687,880	307,859	1,740,681	824,761
	Base management fees(1)	1,286,954	726,870	3,277,262	1,804,371
	Total return incentive fees(1)	1,418,259	2,015,130	6,288,662	2,360,511
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	4,495,242	(1,559,571)	—	(3,157,299)
	Reimbursement of expense support	1,055,397	—	1,055,397	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	40,700	16,383	96,756	75,776
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	137,732	40,000	651,362	61,563
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
The following table presents amounts due from (to) related parties as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Due from related parties:
Expense Support	$—	$3,301,473
Total due from related parties	—	3,301,473
Due to related parties:
Total return incentive fee	(6,288,662)	(4,150,562)
Reimbursement of expense support	(1,055,397)	—
Base management fees	(422,203)	(271,983)
Organization and offering expenses	(256,329)	(122,779)
Reimbursement of third-party operating expenses and pursuit costs	(168,020)	(212,793)
Distribution and shareholder servicing fees	(38,594)	(19,814)
Total due to related parties	(8,229,205)	(4,777,931)
Net due to related parties	$(8,229,205)	$(1,476,458)

6. Distributions
The Company’s board of directors declares distributions on a monthly basis, which are paid monthly in arrears. The following table reflects the total distributions declared during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
Distribution Period(5)	Distributions Declared(1)	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested	Distributions Declared(1)(2)	Distributions Reinvested (4)	Cash Distributions Net of Distributions Reinvested
First Quarter	$3,289,836	$788,981	$2,500,855	$2,091,351	$419,855	$1,671,496
Second Quarter	3,618,610	971,813	2,646,797	2,331,838	525,113	1,806,725
Third Quarter	4,036,812	1,224,655	2,812,157	2,587,705	593,042	1,994,663
	$10,945,258	$2,985,449	$7,959,809	$7,010,894	$1,538,010	$5,472,884
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2021 - September 30, 2021 (9 record dates)	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2020 - September 30, 2020 (9 record dates)	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    The Class S shares were first sold on March 31, 2020 and began participating in distributions starting in April 2020.
(3)    Includes distributions reinvested in October 2021 of $432,667 related to distributions declared based on record dates in September 30, 2021 and excludes distributions reinvested in January 2021 of $244,845 related to distributions declared based on record dates in December 31, 2020.
(4)    Includes distributions reinvested in October 2020 of $208,327 related to distributions declared based on record dates in September 30, 2020 and excluded distributions reinvested in January 2020 of $114,089 related to distributions declared based on record dates in December 2019.
(5)    Distributions declared are paid and reinvested monthly in arrears.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
The sources of declared distributions on a GAAP basis were as follows:

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$6,944,454	63.4%	$5,349,240	76.3%
Distributions in excess of net investment income(2)	4,000,804	36.6	1,661,654	23.7
Total distributions declared	$10,945,258	100.0%	$7,010,894	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support from the Manager and Sub-Manager of $3,157,299 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company did not receive expense support and accrued expense support reimbursement of $1,055,397. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In September 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 28, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has and continues to offer up to $1.0 billion of shares, on a best efforts basis, which meant that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offerings: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2021, the public offering price was $33.55 per Class A share, $31.98 per Class T share, $30.11 per Class D share and $31.07 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company(5)	Average Net Proceeds per Share
Class A	309,762	$10,086,461	$(735,527)	$9,350,934	32,157	$965,361	341,919	$10,316,295	$30.17
Class T	643,878	20,442,429	(927,861)	19,514,568	12,283	367,087	656,161	19,881,655	30.30
Class D	455,927	13,691,300	—	13,691,300	8,933	262,872	464,860	13,954,172	30.02
Class I	2,327,546	71,121,832	—	71,121,832	39,484	1,202,307	2,367,030	72,324,139	30.55
	3,737,113	$115,342,022	$(1,663,388)	$113,678,634	92,857	$2,797,627	3,829,970	$116,476,261	$30.41

	Nine Months Ended September 30, 2020
	Proceeds from Offerings				Distributions Reinvested(3)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(4)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	238,527	6,901,364	(469,087)	6,432,277	25,340	680,062	263,867	7,112,339	26.95
Class T	371,335	10,470,679	(497,357)	9,973,322	5,433	145,811	376,768	10,119,133	26.86
Class D	99,527	2,666,660	—	2,666,660	6,609	174,475	106,136	2,841,135	26.77
Class I	661,464	18,094,530	—	18,094,530	16,395	443,425	677,859	18,537,955	27.35
Class S	1,001,385	28,995,533	(937,353)	28,058,180	—	—	1,001,385	28,058,180	28.02
	2,941,880	$82,981,766	$(2,071,757)	$80,910,009	53,777	$1,443,773	2,995,657	$82,353,782	$27.49

FOOTNOTES:
(1)Amounts exclude distributions reinvested in October 2021 related to the payment of distributions declared in September 30, 2021 and include distributions reinvested in January 2021 related to the payment of distributions declared in December 31, 2020.
(2)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager/placement agent fees.
(3)Amounts exclude distributions reinvested in October 2020 related to the payment of distributions declared in September 30, 2020 and include distributions reinvested in January 2020 related to the payment of distributions declared in December 2019.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(4)The Company incurred selling commissions and placement agent fees on the sale of Class FA shares sold in the Follow-On Class FA Private Offering. The Company did not incur any selling commissions or placement agent fees from the sale of the approximately 0.3 million Class FA shares sold under the terms of the Class FA Private Offering.
(5)Approximately $16.7 million of net proceeds for shares sold and issued on September 30, 2021 was received in cash in October 2021. The proceeds are recorded in receivable for shares sold in the condensed consolidated statement of assets and liabilities as of September 30, 2021.
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
During the nine months ended September 30, 2021 and 2020, the Company received requests for the repurchase of approximately $2.8 million and $7.7 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable periods by approximately $0.6 million and $6.4 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the nine months ended September 30, 2021 and 2020:

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	17,637	$565,329	$32.05
Class A	17,655	527,482	29.88
Class T	16,498	492,627	29.86
Class D	5,006	146,762	29.32
Class I	34,147	1,049,899	30.75
Nine Months Ended September 30, 2021	90,943	$2,782,099	$30.59

	Shares Repurchased	Total Consideration	Price Paid per Share
Class FA	218,393	$6,202,974	$28.40
Class A	4,098	109,345	26.69
Class T	5,088	136,025	26.73
Class I	45,501	1,229,840	27.03
Nine Months Ended September 30, 2020	273,080	$7,678,184	$28.12
As of September 30, 2021 and December 31, 2020, the Company had a payable for shares repurchased of approximately $0.7 million and $2.0 million, respectively, which were paid in October and January 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
8. Borrowings
In September 2021, the Company entered into an second amended and restated loan agreement (the “2021 Loan Agreement”) and related promissory note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a $25.0 million line of credit (the “Line of Credit”). The Company paid a $15,000 commitment fee to Seaside in connection with closing on the Line of Credit. The Company is required to pay an additional fee to Seaside with each advance under the 2021 Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000. Under the 2021 Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the 2021 Loan Agreement at any time and such borrowings are required to be repaid within 180 days or 60 days (depending on the facility drawn upon) of the borrowing date. Under the 2021 Loan Agreement, the Company is required to comply with certain covenants including the provision of financial statements on a quarterly basis, a restriction from incurring any debt, and restrictions on the transfer and sale of assets held by certain subsidiaries. Additionally, the Company has a covenant related to its fair market value of investments as a multiple of borrowings outstanding. In connection with the 2021 Loan Agreement, in September 2021, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2021 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the Line of Credit as of September 30, 2021.

9. Income Taxes
During the quarter and nine months ended September 30, 2021 and 2020, the Company recorded current income tax expense and deferred taxes on investments related to its Taxable Subsidiaries. The components of income tax expense and deferred taxes on investments for these periods were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$834,316	$—	$952,794	$—
State	150,181	—	171,497	—
Total current tax expense	984,497	—	1,124,291	—
Deferred:
Federal	390,891	303,055	405,692	303,055
State	108,763	73,491	112,891	73,491
Total deferred tax expense	$499,654	$376,546	$518,583	$376,546
Significant components of the Company’s deferred tax assets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Deferred tax assets:
Carryforwards for net operating loss	$462,928	$248,641
Total deferred tax assets	462,928	248,641
Deferred tax liabilities:
Unrealized appreciation on investments	(1,248,300)	(515,430)
Total deferred tax liabilities	(1,248,300)	(515,430)
Deferred tax liabilities, net	$(785,372)	$(266,789)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
10. Concentrations of Risk
The Company had three portfolio companies (Lawn Doctor, HSH and ATA) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations, which would impact its ability to make distributions to shareholders.

11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offerings.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2021, the Company was not involved in any legal proceedings.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2021 and 2020 (in thousands except per share data):

	Nine Months Ended September 30, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income, before reimbursement of expense support(1)	0.97	0.38	0.23	0.37	0.37	0.89
Reimbursement of expense support(1)(2)	(0.17)	(0.03)	(0.16)	(0.16)	—	—
Net investment income(1)	0.80	0.35	0.07	0.21	0.37	0.89
Net realized and unrealized gains, net of taxes(1)(3)	2.61	2.63	2.66	2.66	2.69	2.61
Net increase resulting from investment operations	3.41	2.98	2.73	2.87	3.06	3.50
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$32.44	$30.80	$30.65	$30.27	$31.18	$32.64

Net assets, end of period	$147,969	$41,851	$39,665	$27,652	$134,054	$57,778
Average net assets(5)	$144,325	$35,346	$25,327	$17,260	$91,833	$56,108
Shares outstanding, end of period	4,561	1,359	1,294	914	4,299	1,770
Distributions declared	$4,289	$1,095	$628	$487	$2,786	$1,660
Total investment return based on net asset value(6)	12.76%	12.72%	11.08%	11.80%	12.38%	13.10%
Total investment return based on net asset value after total return incentive fee(6)	11.33%	10.48%	9.61%	10.29%	10.65%	11.77%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	1.15%	2.37%	3.94%	3.54%	3.12%	1.37%
Total operating expenses before reimbursement of expense support	2.35%	4.78%	6.04%	5.74%	5.41%	2.60%
Total operating expenses after reimbursement of expense support	2.90%	4.88%	6.58%	6.27%	5.41%	2.60%
Net investment income before total return incentive fee	3.74%	3.56%	2.34%	2.90%	3.51%	4.04%
Net investment income	2.54%	1.15%	0.24%	0.70%	1.22%	2.81%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Nine Months Ended September 30, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period(9)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income (loss) before expense support(1)	0.48	0.02	(0.37)	(0.02)	(0.05)	0.32
Expense support(1)(2)	0.38	0.46	0.48	0.24	0.57	0.29
Net investment income(1)	0.86	0.48	0.11	0.22	0.52	0.61
Net realized and unrealized gains, net of taxes(1)(3)	1.44	1.46	1.51	1.45	1.46	1.53
Net increase resulting from investment operations	2.30	1.94	1.62	1.67	1.98	2.14
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.63)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.63)
Net Asset Value, End of Period	$29.00	$27.91	$27.88	$27.44	$28.19	$29.07

Net assets, end of period	$133,594	$25,923	$15,901	$11,215	$44,015	$29,114
Average net assets(5)	$129,624	$21,522	$10,396	$9,017	$31,378	$10,864
Shares outstanding, end of period	4,607	929	570	409	1,561	1,001
Distributions declared	$4,373	$749	$287	$287	$1,079	$236
Total investment return based on net asset value(6)(8)	8.38%	7.39%	6.13%	6.93%	7.47%	7.95%
Total investment return based on net asset value after total return incentive fee(6)	8.38%	7.39%	6.13%	6.45%	7.47%	7.86%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.40%	2.66%	4.45%	2.97%	2.96%	2.15%
Total operating expenses before expense support	2.23%	4.21%	6.06%	4.43%	4.60%	3.35%
Total operating expenses after expense support	0.88%	2.49%	4.26%	3.54%	2.49%	2.32%
Net investment income before total return incentive fee(8)	3.09%	1.79%	0.42%	1.39%	1.92%	2.34%
Net investment income	3.09%	1.79%	0.42%	0.82%	1.92%	2.16%
FOOTNOTES:
(1)The per share amounts presented are based on weighted average shares outstanding.
(2)Expense support (reimbursement) is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(6)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related expense support, if applicable. See footnote (8) below for information regarding the percentage of total return incentive fees covered by expense support by share class for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, none of the total return incentive fees were covered by expense support as the Company recorded expenses support reimbursement during this period. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2020, 100% of total return incentive fees for Class FA, Class A, Class T and Class I shares were covered by expense support and approximately 61% and 85% of total return incentive fees for Class D and Class S shares, respectively, were covered by expense support.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
13. Subsequent Events
Investments
In October 2021, the Company, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement with Douglas pursuant to which the Company acquired an approximately 90% interest in the common equity units of Douglas for consideration of $35.5 million, subject to certain customary post-closing adjustments (the “Douglas Acquisition”). Additionally, on the closing date of the Douglas Acquisition, the Company, through a wholly-owned subsidiary, made a $15.0 million debt investment in a subsidiary of Douglas in the form of senior secured notes.
Distributions
In October 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 29, 2021 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2021, the Company’s board of directors approved new per share offering prices for each share class in the Public Offerings. The new offering prices are effective as of October 27, 2021. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offerings:

	Class A	Class T	Class D	Class I
Effective October 27, 2021:
Offering Price, Per Share	$33.66	$32.18	$30.27	$31.18
Selling Commissions, Per Share	2.02	0.97	—	—
Placement Agent / Dealer Manager Fees, Per Share	0.84	0.56	—	—
Capital Transactions
On November 1, 2021, the Company’s Follow-On Public Offering was declared effective by the SEC and the Initial Public Offering was terminated. During the period October 1, 2021 through November 10, 2021, the Company received additional net proceeds from its Initial Public Offering and its distribution reinvestment plan of:

	Proceeds from Offerings				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	53,962	$1,792,890	$(130,416)	$1,662,474	6,162	$189,548	60,124	$1,852,022	$30.80
Class T	274,575	8,820,043	(403,942)	8,416,101	4,470	136,618	279,045	8,552,719	30.65
Class D	77,370	2,342,000	—	2,342,000	3,100	93,573	80,470	2,435,573	30.27
Class I	524,798	16,363,191	—	16,363,191	13,624	424,070	538,422	16,787,261	31.18
	930,705	$29,318,124	$(534,358)	$28,783,766	27,356	$843,809	958,061	$29,627,575	$30.92

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the quarter and nine months ended September 30, 2021 and 2020. Amounts as of December 31, 2020 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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

Our Common Shares Offerings
Public Offerings
On March 7, 2018, we commenced the Initial Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement.

Since the Initial Public Offering became effective in March 2018 through September 30, 2021, we had received net proceeds from the Initial Public Offering of approximately $230.3 million, including approximately $5.8 million received through our distribution reinvestment plan. As of September 30, 2021, the public offering price was $33.55 per Class A share, $31.98 per Class T share, $30.11 per Class D share and $31.07 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Since the Initial Public Offering became effective through September 30, 2021, we have incurred selling commissions and dealer manager fees of approximately $4.6 million from the sale of Class A shares and Class T shares. The Class D shares and Class I shares sold through September 30, 2021 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $3.4 million based on actual amounts raised through the Initial Public Offering since the Initial Public Offering became effective through September 30, 2021. These organization and offering costs related to the Initial Public Offering had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In October 2021, our board of directors approved new per share public offering prices for each share class in the Initial Public Offering. The new public offering prices are effective as of October 27, 2021. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Initial Public Offering through October 31, 2021:

	Class A	Class T	Class D	Class I
Effective October 27, 2021:
Public Offering Price, Per Share	$33.66	$32.18	$30.27	$31.18
Selling Commissions, Per Share	2.02	0.97	—	—
Dealer Manager Fees, Per Share	0.84	0.56	—	—
On November 1, 2021, we commenced the Follow-On Public Offering of up to $1.1 billion of shares of our limited liability company interests, upon which the Initial Registration Statement was deemed terminated. We are currently offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”) through the Follow On Public Offering. There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
Portfolio and Investment Activity
As of September 30, 2021, we had invested in eight portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of September 30, 2021
		Equity Investments		Debt Investments(1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.7	Senior Secured - Second Lien	16.0%	8/7/2023	$15.0	$42.7
Polyform	2/7/2018	87	15.6	Senior Secured - First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Senior Secured - Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	Senior Secured - First Lien	8.0	11/13/2021(3)	2.0	2.0
Milton	11/21/2019	13	6.6	Senior Secured - Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Senior Secured - Second Lien	15.0	1/2/2026	2.9	10.0
Blue Ridge	3/24/2020	17	9.9	Senior Secured - Second Lien	15.0	3/24/2026	2.6	12.5
HSH	7/16/2020	75	17.3	Senior Secured - First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	36.0	Senior Secured - First Lien	15.0	4/1/2027	37.0	73.0
			$152.6				$115.1	$267.7

FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2021, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2021.
(3)    In October 2021, the maturity date was extended to November 13, 2022.
See our Form 10-K for additional information regarding our portfolio companies and their related business activities.
In October 2021, we, through a wholly-owned subsidiary, entered into a Stock Purchase Agreement with Douglas pursuant to which we acquired an approximately 90% interest in the common equity units of Douglas for consideration of $35.5 million, subject to certain customary post-closing adjustments. Additionally, on the closing date of the Douglas Acquisition, we, through a wholly-owned subsidiary, made a $15.0 million debt investment in a subsidiary of Douglas in the form of senior secured notes.
Concentrations of Risk
We had three portfolio companies (Lawn Doctor, HSH and ATA) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
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
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the quarter and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30, 2021(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA(3)
Net income (GAAP)	$596,247	$81,460	$117,170	$89,032	$3,146,725
Interest and debt related expenses	1,131,134	736,030	656,308	955,706	1,533,320
Depreciation and amortization	632,971	434,240	487,580	927,675	1,042,762
Income tax expense	14,590	34,000	26,420	25,000	—
Adjusted EBITDA (non-GAAP)	$2,374,942	$1,285,730	$1,287,478	$1,997,413	$5,722,807

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,437,790	$1,120,257	$1,039,767	$1,488,272	$4,292,105

	Quarter Ended September 30, 2020(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH(4)
Net income (loss) (GAAP)	$440,409	$304,393	$64,584	$(1,404,726)
Interest and debt related expenses	1,036,084	742,256	655,355	784,238
Depreciation and amortization	624,032	419,417	377,395	927,572
Income tax expense (benefit)	(20,766)	121,000	25,931	(92,000)
Transaction related expenses(3)	—	—	—	1,235,966
Adjusted EBITDA (non-GAAP)	$2,079,759	$1,587,066	$1,123,265	$1,451,050

Our Ownership Percentage	61%	87%	81%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,278,220	$1,382,334	$907,598	$42,978

	Nine Months Ended September 30, 2021(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA(3)
Net income (GAAP)	$2,404,879	$1,376,562	$231,210	$848,116	$7,130,833
Interest and debt related expenses	3,147,060	2,184,186	1,944,022	2,833,566	3,049,974
Depreciation and amortization	1,880,361	1,301,146	1,353,173	2,793,910	2,149,347
Income tax expense	627,090	552,000	56,977	239,000	—
Adjusted EBITDA (non-GAAP)	$8,059,390	$5,413,894	$3,585,382	$6,714,592	$12,330,154

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$4,879,155	$4,717,126	$2,895,555	$5,003,042	$9,247,616

	Nine Months Ended September 30, 2020(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH(4)
Net income (loss) (GAAP)	$1,294,767	$320,729	$(505,949)	$(1,404,726)
Interest and debt related expenses	3,144,228	2,208,563	1,954,909	784,238
Depreciation and amortization	1,872,096	1,256,436	1,128,036	927,572
Income tax expense (benefit)	218,549	129,000	(174,171)	(92,000)
Transaction related expenses(3)	—	—	—	1,235,966
Adjusted EBITDA (non-GAAP)	$6,529,640	$3,914,728	$2,402,825	$1,451,050

Our Ownership Percentage	61%	87%	81%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$4,013,117	$3,409,728	$1,941,483	$1,088,288
 FOOTNOTE:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of September 30, 2021 and 2020.
(2)Excludes amounts attributable to non-controlling interests.
(3)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to September 30, 2021.
(4)Results presented for the quarter and nine months ended September 30, 2020, are for the period from July 16, 2020 (the date the Company acquired its investments in HSH) to September 30, 2020.
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

The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA(3)
Cash provided by operating activities (GAAP)	$2,003,445	$1,417,424	$4,427,866	$951,130	$9,758,442
Capital expenditures(2)	(128,393)	(674,620)	(48,297)	(128,001)	(114,009)
Adjusted FCF (non-GAAP)	$1,875,052	$742,804	$4,379,569	$823,129	$9,644,433

Our Ownership Percentage	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,135,156	$647,205	$3,536,940	$613,313	$7,233,325

	Nine Months Ended September 30, 2020(1)
	Lawn Doctor	Polyform	Roundtables	HSH(4)
Cash provided by operating activities (GAAP)	$4,047,267	$1,181,169	$3,115,544	$572,352
Capital expenditures(2)	(34,388)	(352,516)	(58,204)	(11,915)
Adjusted FCF (non-GAAP)	$4,012,879	$828,653	$3,057,340	$560,437

Our Ownership Percentage	61%	87%	81%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$2,466,315	$721,757	$2,470,331	$419,767
 FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of September 30, 2021 and 2020.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
(3)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to September 30, 2021.
(4)Results presented for the nine months ended September 30, 2020, are for the period from July 16, 2020 (the date the Company acquired its investments in HSH) to September 30, 2020.
Our aggregate proportionate share of Adjusted FCF was approximately $13.2 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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
COVID-19
See Item 1A. “Risk Factors” in Part I and Item 7. “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2020 for information regarding the risks of COVID-19. The Company and the operations of its portfolio companies have not been materially adversely affected as a result of the COVID-19 pandemic. However, we continue to monitor federal, state and loan government initiatives to manage the continued spread of COVID-19 as well as the efficacy of the vaccines or other remedies and the speed of their distribution and administration. As of September 30, 2021, all of the manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions.

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
As of September 30, 2021 and December 31, 2020, we had cash of approximately $111.7 million and $82.7 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $96.9 million and $68.6 million in net proceeds during the nine months ended September 30, 2021 and 2020, respectively, from the Offerings, which excludes approximately $2.8 million and $1.4 million raised through our distribution reinvestment plan, respectively. As of September 30, 2021, we had approximately 835 million common shares available for sale through the Initial Public Offering.

Operating Activities. During the nine months ended September 30, 2021 and 2020, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $16.9 million and $5.2 million, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) is primarily attributable to (i) an increase in distributions from portfolio companies of approximately $12.3 million, including amounts classified as return of capital, and (ii) an increase in interest income of approximately $4.8 million, offset partially by (iii) an increase in amounts paid to related parties of approximately $4.7 million and (iv) an increase in third-party expenses, net of changes in liabilities, of approximately $0.7 million.
Borrowings. We had not borrowed any amounts under our $25.0 million Line of Credit as of September 30, 2021. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding the Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $73.0 million and $64.3 million of cash proceeds from the Offerings to purchase investments during the nine months ended September 30, 2021 and 2020, respectively.
Distributions. We paid distributions to our shareholders of approximately $7.8 million and $5.3 million (which excludes distributions reinvested of approximately $2.8 million and $1.4 million, respectively) during the nine months ended September 30, 2021 and 2020, respectively. See “Distributions” below for additional information.
Share Repurchases. We paid approximately $4.1 million and $3.6 million during the nine months ended September 30, 2021 and 2020, respectively, to repurchase shares in accordance with our Share Repurchase Program.

Distributions Declared
During the nine months ended September 30, 2021 and 2020, our board of directors declared distributions to shareholders based on monthly record dates, and such distributions were paid monthly in arrears.
Cash distributions declared net of distributions reinvested during the periods presented were funded from the following sources noted below:

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Cash Distributions Net of Distributions Reinvested	Amount	% of Cash Distributions Net of Distributions Reinvested
Net investment income before expense support (reimbursement)	$7,999,851	100.5%	$2,191,941	40.0%
Expense support (reimbursement)	(1,055,397)	(13.3)	3,157,299	57.7
Net investment income	6,944,454	87.2	5,349,240	97.7
Cash distributions net of distributions reinvested in excess of net investment income(1)	1,015,355	12.8	123,644	2.3
Cash distributions declared net of distributions reinvested(2)	$7,959,809	100.0%	$5,472,884	100.0%
 FOOTNOTES:
(1)     Consists of offering proceeds for both periods presented.
(2)    Excludes $2,985,449 and $1,538,010 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2021 and 2020, respectively.
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

See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions, including per share amounts declared for each share class and sources of total distributions for the periods presented.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offerings have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares, and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional Class A shares. Class S shares do not participate in the distribution reinvestment plan.
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
We do not pay selling commissions or dealer manager fees on shares sold pursuant to our distribution reinvestment plan. However, the amount of the distribution and shareholder servicing fee payable with respect to Class T or Class D shares, respectively, sold in the Public Offerings is allocated among all Class T or Class D shares, respectively, including those sold under our distribution reinvestment plan and those received as distributions.
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
During the nine months ended September 30, 2021 and 2020, we received requests for the repurchase of approximately $2.8 million (90,943 shares) and $7.7 million (273,080 shares), respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable periods by approximately $0.6 million and $6.4 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan. The following table summarizes the shares repurchased during the nine months ended September 30, 2021 and 2020:

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	17,637	$565,329	$32.05
Class A shares	17,655	527,482	29.88
Class T shares	16,498	492,627	29.86
Class D shares	5,006	146,762	29.32
Class I shares	34,147	1,049,899	30.75
Nine Months Ended September 30, 2021	90,943	$2,782,099	$30.59

Class FA shares	218,393	$6,202,974	$28.40
Class A shares	4,098	109,345	26.69
Class T shares	5,088	136,025	26.73
Class I shares	45,501	1,229,840	27.03
Nine Months Ended September 30, 2020	273,080	$7,678,184	$28.12

Results of Operations
Through September 30, 2021, we had acquired eight portfolio companies using the net proceeds from our Offerings. As of September 30, 2021 and 2020, the fair value of our investment portfolio totaled approximately $332.2 million and $221.3 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding investment activities during the quarter and nine months ended September 30, 2021 and 2020. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

The following is a summary of our operating results for the quarter and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total investment income	$12,867,683	$4,021,520	$23,153,440	$8,826,618
Total operating expenses	(4,221,002)	(3,653,454)	(14,029,298)	(6,634,677)
Expense support, net of reimbursement	(5,550,639)	1,559,571	(1,055,397)	3,157,299
Net investment income before taxes	3,096,042	1,927,637	8,068,745	5,349,240
Income tax expense	(984,497)	—	(1,124,291)	—
Net investment income	2,111,545	1,927,637	6,944,454	5,349,240
Net change in unrealized appreciation on investments	2,044,613	9,616,844	30,831,613	12,841,454
Net change in deferred taxes on investments	(499,654)	(376,546)	(518,583)	(376,546)
Net increase in net assets resulting from operations	$3,656,504	$11,167,935	$37,257,484	$17,814,148
Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$4,505,482	$2,945,998	$12,012,022	$7,212,073
Dividend income	8,362,201	1,075,522	11,141,418	1,614,545
Total investment income	$12,867,683	$4,021,520	$23,153,440	$8,826,618
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of September 30, 2021 and 2020. As of September 30, 2021 and 2020, our weighted average annual yield on our accruing debt investments was 15.3% and 15.4%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $4.5 million and $2.9 million for the quarter ended September 30, 2021 and 2020, respectively, and approximately $11.9 million and $7.0 million for the nine months ended September 30, 2021 and 2020. Additionally, we earn a nominal amount of interest income on our cash accounts. The increase in interest income during the quarter and nine months ended September 30, 2021, as compared to the quarter and nine months ended September 30, 2020, is primarily attributable to additional debt investments during the twelve months ended September 30, 2021 of approximately $37.0 million.
We received dividend income from equity investments in our portfolio companies of approximately $8.4 million and $1.1 million during the quarters ended September 30, 2021 and 2020, respectively, and approximately $11.1 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively. We had an increase in distributions declared to us in the third quarter of 2021 primarily due to (i) a recapitalization of one portfolio company, (ii) release of excess cash reserves previously retained by some of our portfolio companies during 2020 and the first half of 2021 due to a focus on maintaining liquidity and financial flexibility given the uncertainty relating to the COVID-19 pandemic, and (iii) distributions from a portfolio company acquired in 2021.
Our total investment income for the nine months ended September 30, 2021, resulted in annualized cash yields ranging from 3.2% to 17.8% based on our investment cost, as compared to 3.3% to 9.6% for the nine months ended September 30, 2020.
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

Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2021 and 2020 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total return incentive fees	$1,418,259	$2,015,130	$6,288,662	$2,360,511
Base management fees	1,286,954	726,870	3,277,262	1,804,371
Organization and offering expenses	687,880	315,658	1,802,230	777,305
Professional services	367,576	315,036	1,140,182	999,745
Distribution and shareholder servicing fees	104,729	46,090	247,397	109,562
Insurance expense	60,083	61,611	172,990	172,121
Custodian and accounting fees	58,469	41,487	173,739	123,812
Director fees and expenses	50,175	48,546	151,833	152,141
General and administrative expenses	49,145	43,026	123,641	73,546
Pursuit costs	137,732	40,000	651,362	61,563
Total operating expenses	4,221,002	3,653,454	14,029,298	6,634,677
Expense support	4,495,242	(1,559,571)	—	(3,157,299)
Reimbursement of expense support	1,055,397	—	1,055,397	—
Net operating expenses	$9,771,641	$2,093,883	$15,084,695	$3,477,378
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
We recorded total return incentive fees of approximately $1.4 million and $2.0 million during the quarter ended September 30, 2021 and 2020, respectively, as compared to approximately $6.3 million and $2.4 million recorded during the nine months ended September 30, 2021 and 2020, respectively. The decrease in total return incentive fees during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020, is primarily due to a decrease in the change in unrealized appreciation on investments, net of deferred taxes. The increase in total return incentive fees during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily due to an increase in net investment income and an increase in the change in unrealized appreciation on investments, net of deferred taxes.
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
We incurred base management fees of approximately $1.3 million and $0.7 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $3.3 million and $1.8 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $295.3 million and $176.7 million during the nine months ended September 30, 2021 and 2020, respectively.

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
We expensed organization and offering expenses of approximately $0.7 million and $0.3 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $1.8 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate investments that ultimately were not consummated. We incurred pursuit costs of approximately $0.1 million and $0.04 million during the quarter ended September 30, 2021 and 2020, respectively, as compared to $0.7 million and $0.1 million incurred during the nine months ended September 30, 2021 and 2020, respectively. The increase in pursuit costs during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily attributable to an investment which progressed to advanced stages of due diligence and negotiation but did not close due to circumstances outside of our control.
Distribution and Shareholder Servicing Fee
The Managing Dealer is eligible to receive a distribution and shareholder servicing fee, subject to certain limits, with respect to our Class T and Class D shares sold in the Public Offerings (excluding Class T shares and Class D shares sold through our distribution reinvestment plan and those received as share distributions) in an amount equal to 1.00% and 0.50%, respectively, of the current net asset value per share.
We incurred distribution and shareholder servicing fees of approximately $0.1 million and $0.05 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $0.2 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in distribution and shareholder servicing fees during the quarter and nine months ended September 30, 2021, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.6 million and $0.5 million during the quarter ended September 30, 2021 and 2020, respectively, and approximately $1.8 million and $1.5 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in other operating expenses during the quarter and nine months ended September 30, 2021 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and nine months ended September 30, 2020.
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
As of September 30, 2021, the amount of expense support collected from the Manager and Sub-Manager was approximately $5.1 million. As of September 30, 2021, management estimates that approximately $1.1 million of expense support received will be reimbursable to the Manager and Sub-Manager under the terms of the Expense Support and Conditional Reimbursement Agreement. We recorded reimbursement of expense support in the condensed consolidated statements of operations of approximately $1.1 million during the quarter and nine months ended September 30, 2021. Additionally, during the quarter ended September 30, 2021, we recorded expense support of approximately $(4.5) million which represents a reversal of expense support accrued through June 30, 2021. The actual amount of expense support is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. We recorded expense support due from the Manager and Sub-Manager of approximately $1.6 million and $3.2 million during the quarter and nine months ended September 30, 2020, respectively. The change during the nine months ended September 30, 2021, as compared to expense support during the nine months ended September 30, 2020, is primarily due to an increase in dividend income of approximately $9.5 million. See “Investment Income” above for additional information regarding dividend income.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income for the current year related to our Taxable Subsidiaries. During the quarter and nine months ended September 30, 2021, we recorded income tax expense of approximately $1.0 million and $1.1 million, respectively, in the condensed consolidated statements of operations, which primarily relates to our controlling equity interest in ATA acquired in April 2021. We did not record income tax expense during the quarter and nine months ended September 30, 2020.
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
During the quarter and nine months ended September 30, 2021, we recognized a net change in unrealized appreciation on investments of approximately $2.0 million and $30.8 million, respectively, due to EBITDA growth of our portfolio companies and changes in public market multiples. Additionally, we recorded a net change in deferred taxes on investments of approximately $(0.5) million during each of the quarter and nine months ended September 30, 2021, related to unrealized appreciation on investments held by our Taxable Subsidiaries. During the quarter and nine months ended September 30, 2020, we recognized unrealized appreciation of approximately $9.6 million and $12.8 million, respectively. We also recorded a net change in deferred taxes on investments of approximately $(0.4) million during each of the quarter and nine months ended September 30, 2020.

Net Assets
During the quarter and nine months ended September 30, 2021 and 2020, the change in net assets consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations	$3,656,504	$11,167,935	$37,257,484	$17,814,148
Distributions to shareholders	(4,036,812)	(2,587,705)	(10,945,258)	(7,010,894)
Capital share transactions	45,282,661	29,048,390	113,694,162	74,675,598
Change in net assets	$44,902,353	$37,628,620	$140,006,388	$85,478,852
Operations decreased approximately $7.5 million during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. The decrease in operations is primarily due to an decrease in the net change in unrealized appreciation on investments, net of deferred taxes, of approximately $7.7 million, offset partially by an increase in net investment income of approximately $0.2 million.
Operations increased by approximately $19.4 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in operations is primarily due to an increase of approximately $17.8 million in the net change in unrealized appreciation on investments, net of deferred taxes, and an increase in net investment income of approximately $1.6 million.
Distributions increased approximately $1.4 million and $3.9 million during the quarter and nine months ended September 30, 2021, respectively, as compared to the quarter and nine months ended September 30, 2020, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $16.2 million and $39.0 million during the quarter and nine months ended September 30, 2021, respectively, as compared to the quarter and nine months ended September 30, 2020, primarily due to (i) an increase in proceeds received through the Initial Public Offering of approximately $28.6 million and $76.5 million, respectively, (ii) a decrease in share repurchases of approximately $3.5 million and $4.8 million, respectively, and (iii) an increase in proceeds received through our distribution reinvestment plan of approximately $0.6 million and $1.4 million, respectively, offset partially by a decrease in proceeds received through our Private Offerings of approximately $16.5 million and $43.7 million, respectively.

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

	Year-To-Date Total Return	One Year Total Return(1)	Three Year Total Return(2)	Three Year Annual Average Total Return(2)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	11.3%	16.2%	39.5%	13.2%	51.5%	February 7, 2018 - September 30, 2021
Class FA (with sales load)	4.1%	8.7%	30.4%	10.1%	41.7%	February 7, 2018 - September 30, 2021
Class A (no sales load)	10.5%	15.1%	34.2%	11.4%	44.5%	April 10, 2018 - September 30, 2021
Class A (with sales load)	1.1%	5.3%	22.8%	7.6%	32.2%	April 10, 2018 - September 30, 2021
Class I	10.6%	15.3%	35.4%	11.8%	45.9%	April 10, 2018 - September 30, 2021
Class T (no sales load)	9.6%	13.7%	29.6%	9.9%	37.6%	May 25, 2018 - September 30, 2021
Class T (with sales load)	4.4%	8.3%	23.4%	7.8%	31.1%	May 25, 2018 - September 30, 2021
Class D	10.3%	14.7%	30.8%	10.3%	37.2%	June 26, 2018 - September 30, 2021
Class S (no sales load)	11.8%	16.9%	N/A	N/A	26.1%	March 31, 2020 - September 30, 2021
Class S (with sales load)	7.9%	12.8%	N/A	N/A	21.7%	March 31, 2020 - September 30, 2021
FOOTNOTES:
(1)     For the period from October 1, 2020 to September 30, 2021.
(2)    For the period from October 1, 2018 to September 30, 2021. The Three Year annual average total return is calculated as a simple average of the Three Year total return.
(3)    For the period from the date the first share was issued for each respective share class to September 30, 2021.
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

Hedging Activities
As of September 30, 2021, we had not entered into any derivatives or other financial instruments. However, in an effort to stabilize our revenue and input costs where applicable, we may enter into derivatives or other financial instruments in an attempt to hedge our commodity risk. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
As of September 30, 2021, the amount of expense support collected from the Manager and Sub-Manager since inception is approximately $5.1 million. The following table summarizes annual expense support received, estimate of expense support to be reimbursed and the remaining expense support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement as of September 30, 2021:

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Unreimbursed Expense Support(2)	Reimbursement Eligibility Expiration
December 31, 2018	$389,774	$(281,882)	$107,892	March 31, 2022
December 31, 2019	1,372,020	(545,761)	826,259	March 31, 2023
December 31, 2020	3,301,473	(227,754)	3,073,719	March 31, 2024
	$5,063,267	$(1,055,397)	$4,007,870
 FOOTNOTES:
(1)Represents amount accrued as of September 30, 2021, for potential annual year-end reimbursement to the Manager and Sub-Manager.
(2)Expense support reimbursement is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement. As of September 30, 2021, management believes that additional reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed expense support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
We had not borrowed any money as of September 30, 2021. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At September 30, 2021, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of September 30, 2021, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
We are currently offering and selling shares under the Follow-On Public Offering pursuant to the Follow-On Registration Statement initially filed with the SEC on February 19, 2021, as amended from time to time. As permitted under applicable securities laws, we continued to offer our common shares in the Initial Public Offering until November 1, 2021 (the effective date of the Follow-On Registration Statement), upon which the Initial Registration Statement was deemed terminated. We intend to offer our common shares in the Follow-On Public Offering until November 2023, unless extended by our board of directors.
Through CNL Securities Corp., the Managing Dealer for the Follow-On Public Offering, we are offering to the public on a best efforts basis up to $1.0 billion shares consisting of Class A shares, Class T shares, Class D shares and Class I shares. We are also offering up to $100.0 million shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the primary Follow-On Public Offering and the distribution reinvestment plan.
The following table presents the net offering proceeds received from the Initial Public Offering through September 30, 2021:

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000,000
Shares sold(3)	7,842,554

Aggregate amount sold(3)	$229,151,635
Payment of underwriting compensation(4)	(4,647,974)	(4,647,974)	—
Net offering proceeds to the issuer	224,503,661
Investments in portfolio companies(5)	(124,639,181)	—	(124,639,181)
Distributions to shareholders(6)	(6,345,912)	(1,232)	(6,344,680)
Remaining proceeds from the Offering	$93,518,568
FOOTNOTES:
(1)    Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.
(2)    We also offered up to $100.0 million of shares to be issued pursuant to our distribution reinvestment plan. The shares offered were permitted to be reallocated among the different classes and between the Initial Public Offering and the distribution reinvestment plan.

(3)    Excludes approximately $5.8 million (204,248 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in the 2018 Private Offering, approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in the Class S Private Offering.
(4)    Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer on shares sold in the Initial Public Offering; all or a portion of which were permitted to be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.
(5)    Excludes approximately $145.8 million funded using proceeds from the 2018 Class FA Private Offering, Class FA Private Offering, the Follow-On Class FA Private Offering and the Class S Private Offering.
(6)    Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offerings. The amounts presented above represent the net proceeds used for such purposes.
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
During the quarter ended September 30, 2021, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2021 to July 31, 2021	—	$—	—	$971,813
August 1, 2021 to August 31, 2021	—	—	—	971,813
September 1, 2021 to September 30, 2021	22,053	31.45	22,053	—
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

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 16, 2020).

4.3	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2021).

10.1
Modification of Promissory Note dated July 14, 2021, by and between CNL Strategic Capital, LLC, CNL Strategic Capital B, Inc and Seaside Bank and Trust (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.2
Second Amended and Restated Loan Agreement dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.3
Second Amended and Restated Promissory Note dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.4
LOC Increase Promissory Note dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.5
Second Amended and Restated Assignment and Pledge of Deposit Account Agreement dated September 16, 2021 by and between CNL Strategic Capital, LLC, and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.6
Second Amended and Restated Unconditional Guaranty dated September 16, 2021 by and between the Company and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.7
Amended and Restated Pledge and Security Agreement dated September 16, 2021 by and between CNL Strategic Capital, LLC, and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2021).

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

101*	The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2021.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)