Form 10-K
period 2021-12-31
CNL Strategic Capital, LLC
filed 2022-03-31
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $33.55, $32.05, $30.13 and $31.06 per Class A, Class T, Class D, and Class I shares as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2021 was 12,157,964.
As of March 28, 2022, the Company had 4,558,900 Class FA shares, 1,575,181 Class A shares, 1,656,119 Class T shares, 1,084,169 Class D shares, 5,928,188 Class I shares and 1,766,079 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2022 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2022. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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
•the use, adequacy and availability of proceeds from our current public offering (“Public Offering”), financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;
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
•the lack of a public trading market for our limited liability company interests (our “shares”);
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

Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated November 1, 2021 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report. In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our customers, and in particular our personnel, its impact on the employment rate and the economy, the extent and impact of governmental responses, and the impact of operational changes we or our businesses may implement in response to the pandemic.
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
•The shares sold in the Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
•The purchase price for the shares in the Public Offering is based on our most recently determined net asset value and is not based on any public trading market. While our board of directors has engaged an independent valuation firm to assist with the valuation of our businesses, the valuation of our assets is inherently subjective, and our net asset value may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•The amount of any distributions we may pay is uncertain. We may not be able to pay you distributions and our distributions may not grow over time. We may pay distributions from any source, including from cash resulting from expense support and fee deferrals and/or waivers from the Manager and the Sub-Manager as needed, and there are no limits on the amount of offering proceeds we may use to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. We believe the likelihood that we will pay distributions from sources other than cash flow from operations will be higher in the early stages of the Public Offering.
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

Item 1.     Business
General
CNL Strategic Capital, LLC (which is referred to in this report as “we,” “our,” “us,” “our company” or the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. We commenced operations on February 7, 2018.
We are externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager is controlled by CNL Financial Group, LLC, a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement, as currently amended and as may be amended in the future (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment adviser, under a sub-management agreement, as currently amended and as may be amended in the future (the “Sub-Management Agreement”), pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC. The Manager also provides us with certain administrative services (in such capacity, the “Administrator”) under an administrative services agreement, as currently amended and as may be amended in the future (the “Administrative Services Agreement”), with us. The Sub-Manager also provides certain other administrative services to us (in such capacity, the “Sub-Administrator”) under a sub-administration agreement, as currently amended and as may be amended in the future (the “Sub-Administration Agreement”), with the Manager.
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

Our Common Shares Offerings
Public Offerings
We commenced our initial public offering of up to $1.1 billion of shares on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”).
On November 1, 2021, we commenced a follow-on public offering of up to $1.1 billion of shares of our shares (the “Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Upon commencement of the Public Offering, the Initial Registration Statement was deemed terminated. Through the Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
As of March 28, 2022, we had raised aggregate gross offering proceeds of approximately $310.1 million from the sale of common shares in the Public Offerings, including $8.7 million received through our distribution reinvestment plan.
Private Offerings
During the period from commencement of operations on February 7, 2018 to December 31, 2020, we offered Class FA (“Class FA”) and Class S (“Class S”) shares (collectively, the “Founder shares”) through a combination of four private offerings (the “Private Offerings” and, together with the Public Offerings, the “Offerings”) only to persons that were “accredited investors,” as that person is defined under the Securities Act and Regulation D promulgated under the Securities Act, and raised aggregate gross offering proceeds of approximately $177 million. We conducted each of the Private Offerings pursuant to the applicable exemption under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. All of the Private Offerings were terminated on or before December 31, 2020. See our Form 10-K for the year ended December 31, 2020 for additional information related to our Private Offerings.
For additional information on our Offerings, see Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in seven middle-market U.S. businesses. We have also acquired non-controlling equity interests in combination with debt positions in three additional middle-market U.S. businesses.
As of December 31, 2021 and 2020, our investment portfolio had a total fair value of $456.0 million (ten portfolio companies) and $231.2 million (seven portfolio companies), respectively. Our investment portfolio was diversified across nine industries and all of our debt investments featured fixed interest rates as of December 31, 2021. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
As of December 31, 2021 and for the year then ended, we had one portfolio company which exceeded 20% of at least one of the significance tests under Rule 3-09 of Regulation S-X (“Rule 3-09”). See Item 15. “Exhibits and Financial Statement Schedules” for financial statements of our significant portfolio company, as defined by Rule 3-09.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
As of December 31, 2021, we had the ability to borrow up to $25.0 million under a line of credit. We had not borrowed any amounts under the line of credit during the year ended or as of December 31, 2021. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.

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
Effective June 30, 2020, participating broker-dealers in the Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives, which alternatives are likely to exist, in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, as listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our fifth amended and restated limited liability company agreement, as currently amended and as may be amended in the future (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend, or suspend our share repurchase program upon 30 days’ prior notice to our shareholders if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a partnership for U.S. federal income tax purposes. Upon suspension of our share repurchase program, our share repurchase program requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in our best interest and the best interest of our shareholders; however, we are not required to authorize the recommencement of the share repurchase program within any specified period of time. Our board of directors cannot terminate our share repurchase program absent a liquidity event or where otherwise required by law. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, which will be posted on our website, and will also provide a separate communication to our shareholders.

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
Our board of directors intends to contemplate a liquidity event for our shareholders on or before November 1, 2027 (which is within six years from the date we terminated the Initial Public Offering); however, our board of directors is under no obligation to pursue or complete any particular liquidity event during this timeframe or otherwise. We expect that our board of directors, in the exercise of its fiduciary duty to our shareholders, will decide to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. There can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe. A liquidity event could include, among other transactions: (i) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation; (ii) subject to an affirmative vote of a two-thirds (2/3) super-majority of our outstanding shares, a decision to continue as a perpetual-life company with a self-tender offer for a minimum of twenty-five percent (25%) of our outstanding shares; (iii) a merger or other transaction approved by our board of directors in which our shareholders will receive cash or shares of another publicly traded company; or (iv) a listing of our shares on a national securities exchange or a quotation through a national quotation system. However, there can be no assurance that we will complete a liquidity event within such time or at all.
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
Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors has declared, and intends to continue to declare cash distributions to shareholders. We intend to pay these distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve operating results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described in our prospectus. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future. We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. In the early stages of our company, we are likely to pay some, if not all, of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. In addition, if we fund distributions from borrowings, or other sources like expense support from the Manager and Sub-Manager, such sources may result in a liability to us which would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed or used expense support to fund our distributions, which would negatively affect the price per share of our shares. We cannot predict when distribution payments sourced from debt and from proceeds will occur, and an extended period of such payments would likely be unsustainable. Distributions on the Non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distributions and shareholder servicing fees that we are required to pay. We also believe the likelihood that distributions will be paid from sources other than cash flow from operations may be higher in the early stages of the offering. These risks will be greater for persons who acquire our shares relatively early in the Public Offering, before a significant portion of the offering proceeds have been deployed. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.
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
We used a substantial portion of the net proceeds from the Private Offerings to acquire our businesses and we currently operate our business in a manner so that it is intended to qualify as a “venture capital operating company” (“VCOC”) under the U.S. Department of Labor regulation at 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (the “Plan Asset Regulation”), and therefore are not subject to the fiduciary requirements with respect to our assets. However, if we fail to satisfy the requirements to qualify as a VCOC for any reason and no other exception under the Plan Asset Regulation applies, such failure could materially interfere with our activities or expose us to risks related to our failure to comply with the requirements and the fiduciary responsibility standards of ERISA would apply to us, including the requirement of investment prudence and diversification, and certain transactions that we enter into, or may have entered into, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). A non-exempt prohibited transaction, in addition to imposing potential fiduciary liabilities may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in Section 3(14) of ERISA) or “disqualified person” (as defined in Section 4975 of the Code) with whom we engaged in the transaction. Therefore, our business could be adversely affected if we fail to quality as a VCOC under the Plan Asset Regulation.
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
Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we expect to participate in a co-investment opportunity with Levine Leichtman Capital Partners VI, L.P. (“LLCP VI”), or LLCP Lower Middle Market Fund III, L.P. (“LMM III Fund”) which accumulates broken deal costs and our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs with respect to a co-investment with LLCP VI, or 10% of the broken deal costs with respect to a co-investment with the LMM III Fund, subject to annual review by the Sub-Manager. We may similarly act as a dedicated co-investor for other private acquisition funds advised by affiliates of the Sub-Manager that are formed in the future, with our allocation percentage being determined at or prior to the time we begin pursuing co-investment opportunities with such vehicles and subject to annual review by the Sub-Manager. Additionally, on a quarterly basis, the Sub-Manager will identify third party broken deal costs for opportunities that were not presented to the Manager for prior approval but which are determined in the Sub-Manager’s reasonable judgment and in a manner consistent with the Sub-Manager’s fiduciary obligations to have qualified as a potential investment opportunity for us on a direct or co-investment basis (such opportunity, a “lookback broken deal”). Subject to approval by the Manager, we will reimburse the Sub-Manager for our allocable portion of third party broken deal expenses incurred in connection with a lookback broken deal. In the case of a lookback broken deal identified as an opportunity on a co-investment basis with LLCP VI, or LMM III Fund, our allocable portion of such third party broken deal expenses will be 5%, or 10%, respectively. Unless our board of directors approves otherwise, in no event will our portion of the aggregate lookback broken deal expenses exceed $75,000 on a calendar year basis.
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
The net proceeds from the sale of our shares in the Public Offering will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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

The outbreak of highly infectious or contagious diseases, including the ongoing novel coronavirus ("COVID-19") pandemic or the emergence of variant strains of COVID-19, could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows. Further, the spread of COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries. For example, in March 2020, Congress approved, and former President Trump signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provided approximately $2 trillion in financial assistance to individuals and businesses resulting from the COVID-19 pandemic. The CARES Act, among other things, provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The Federal Reserve implemented asset purchase and lending programs, including purchases of residential and commercial-mortgage backed securities and the establishment of lending facilities to support loans to small- and mid-size businesses. However, the Federal Reserve has tapered its asset purchase program and expects to implement short-term interest-rate raises in 2022, the ultimate effects of which cannot be predicted at this time. To further address the continued economic impact of the COVID-19 pandemic, the U.S. Congress passed, and former President Trump signed into law, a second COVID-19 relief bill in December 2020, which provided approximately $900 billion in financial assistance to individuals and businesses, including funds for rental assistance to be distributed by state and local governments and a revival of the forgivable small business loan program (the “Paycheck Protection Program”) originally provided for under the CARES Act. Most recently, in March 2021, Congress passed, and President Biden signed into law, a $1.9 trillion COVID-19 relief bill which provides additional financial assistance to individuals and businesses (including new funds for rental assistance and Paycheck Protection Program loans), as well as aid to state and local governments. While the Biden Administration has proposed other measures as part of its Build Back Better plan, including substantial funding for infrastructure and social services, it is unclear whether and to what extent such measures will be enacted into law. As of December 31, 2021, some of our portfolio companies have taken advantage of certain provisions under the CARES Act but we and our portfolio companies have not borrowed under the Paycheck Protection Program. We continue to analyze the relevant legislative and regulatory developments and the potential impact they may have on our business (including our portfolio companies), results of operations, financial condition and liquidity. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Although more normalized activities have resumed, at this time we cannot predict the full extent of the impacts of the COVID-19 pandemic on us and our portfolio companies and the COVID-19 pandemic could have a delayed adverse impact on our financial results. We will continue to monitor the pandemic's effects on a regular basis and will adjust our operations as necessary.
Outbreaks of pandemic or contagious diseases, such as the COVID-19 pandemic or the emergence of variant strains of COVID-19, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and the Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities for an indefinite period of time. Since certain aspects of the services provided by our businesses involve face to face interaction, any future COVID-19 quarantines and work and travel restrictions may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility, loss in business for such retail store, or our businesses’ inability to obtain raw materials and to ship products in a timely and cost-effective manner due to COVID-19 would have an adverse impact on production schedules and product sales. As of December 31, 2021, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. Further, if the U.S. and global economy slow down or consumer behavior shifts due to the COVID-19 pandemic (including the continued threat or perceived threat of such pandemic), the demand for the products or services offered by our operating businesses may be reduced. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 could present material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.

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
Our success is dependent on general economic, political and market conditions.
Our portfolio companies and the success of our investment activities in particular will both be affected by global and national economic, political and market conditions generally and also by the local economic conditions where our portfolio companies are located and operate. These factors may affect the businesses our portfolio companies operate, which could impair the profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments.
Based on expected moderate, but improved, future economic growth, and historically low levels of interest rates, the valuations and pricing of durable/high-quality private companies continued to increase in the last couple years. Nevertheless, the ongoing competition for high quality private companies and resulting upward pressure on pricing may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
Any of the following events could result in substantial impact to our portfolio companies and to the value of our investments in these portfolio companies:
•changes in global, national, regional or local economic, demographic or capital market conditions;
•a recession, slowdown or sustained downturn in the U.S. market, and to a lesser extent, the global economy (or any particular segment thereof);
•overall weakening of, or disruptions in, the financial markets;
•future adverse acquisitions trends, including increasing multiplies and pricing of private companies, declining yield on investments;
•future adverse valuation trends, including the compression of the multiples used for valuations;
•changes in supply of or demand for products/services offered by our portfolio companies;
•increased competition for businesses/portfolio companies targeted by our investment strategy;
•increases in interest rates and inflationary pressures on labor rates and input costs, which may impact the margins of our portfolio companies;
•any supply chain related disruptions exacerbated by the ongoing COVID-19 pandemic which may have a pronounced impact on the profitability of our portfolio companies;
•geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the escalating conflict between Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests; and
•changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

We will be exposed to risks associated with changes to overall pricing and valuation multiples of durable and high-quality private companies.
Based on expected moderate, but improved, future economic growth, and historically low levels of interest rates, the valuations and pricing of durable and high-quality private companies continued to increase in the last couple years. Furthermore, the ongoing competition for high quality private companies and resulting upward pressure on pricing may increase the acquisition cost of our assets and, as a result, could reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced valuations and multiples for our existing businesses. There can be no assurance that our businesses will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our assets.
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
Our acquisitions of subordinated debt will generally be subordinated to senior debt and will generally be unsecured, which may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These acquisitions may involve additional risks that could adversely affect our returns as compared to our acquisition of senior debt. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. We will not receive any principal repayments prior to the maturity of most of our subordinated debt, which may be of greater risk than amortizing loans.

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
In July 2017, the U.K. Financial Conduct Authority (“FCA”), which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”), announced that it would cease to compel banks to participate in setting the LIBOR as a benchmark by the end of 2021. On March 5, 2021, the FCA and the IBA announced that the IBA will cease publication in the current form for 1-week and 2-month U.S. dollar LIBOR rates immediately following the publication on December 31, 2021 and for overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR rates immediately following the publication on June 30, 2023. The FCA and U.S. bank regulators welcomed the IBA’s plans to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it will allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators have, however, encouraged banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. It is not possible to predict all consequences of the IBA’s plans to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts.

The Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with U.S. dollar LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to U.S. dollar LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. In July 2021, the ARRC also recommended forward-looking term rates based on SOFR published quoted for 1-, 3- and 6-month tenors by CME Group to support the transition away from U.S. dollar LIBOR. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose us to additional financial risks and increase the cost of any related hedging transactions.
Our current line of credit (the "2021 Line of Credit") with United Community Bank (d/b/a Seaside Bank & Trust and referred to as “Seaside”) is linked to 1-month U.S. dollar LIBOR but allows for a substitute index in the event LIBOR is unavailable during the term of the 2021 Line of Credit. Our other future financings may be linked to 1-month U.S. dollar LIBOR. We anticipate that the 2021 Line of Credit will be refinanced or amended on or before June 30, 2023 to allow for interest to be calculated using an alternative reference rate. Before June 30, 2023, depending on the currency and tenor, we may need to amend the 2020 Line of Credit or other future financings that utilize U.S. dollar LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from U.S dollar LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
To the extent we borrow to finance our assets, we will be subject to financial market risks, including changes in interest rates. As of this Annual Report, interest rates in the U.S. remain near historic lows, which may increase our exposure to risks associated with rising interest rates. An anticipated increase in interest rates, however, would make it more expensive to use debt for our financing needs.
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
If we were treated as a publicly traded partnership for U.S. federal income tax purposes, we would nonetheless remain taxable as a partnership if 90% or more of our income for each taxable year in which we were a publicly traded partnership consisted of “qualifying income” and we were not required to register under the Investment Company Act (the “qualifying income exception”). Qualifying income generally includes interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items. Although there is no direct authority regarding whether activities similar to those conducted by us could be treated as a financial business for this purpose, the Internal Revenue Service, or the IRS, has issued private letter rulings to the effect that interest income on loans not made to customers in connection with a banking or other financing business is qualifying income for purposes of the publicly traded partnership rules. These private letter rulings are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings and address only the specific facts presented by the requesting taxpayer; however, such authority nonetheless provides valuable indications of the IRS’s views on specific issues. In addition, to the extent that we invest in levered loans through “controlled foreign corporations” (each, a “CFC”), we intend to currently distribute any Subpart F inclusions and treat such Subpart F inclusions as qualifying income for purposes of the qualifying income exception. Since our gross income will largely consist of dividend and interest income from our subsidiaries and other portfolio companies, we expect to satisfy the qualifying income exception. However, no assurance can be given that the actual results of our operations for any taxable year will satisfy the qualifying income exception.
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
Changes in tax laws and regulations may have a materially adverse effect on our business, financial condition and result of operations and have a negative impact on our shareholders.
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
As of December 31, 2021, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
Since March 2018 and through December 31, 2021, we sold shares on a continuous basis at the following prices through the Initial Public Offering and Public Offering:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
3/7/2018	$27.32	$26.25	$25.00	$25.00	2/28/2020	$29.25	$28.19	$26.44	$27.00
4/27/2018	27.46	26.38	25.13	25.13	3/23/2020	29.23	28.16	26.40	26.99
5/25/2018	27.50	26.41	25.16	25.23	4/28/2020	28.74	27.67	25.94	26.55
6/26/2018	27.41	26.43	25.26	25.23	5/29/2020	28.68	27.61	25.86	26.50
7/27/2018	27.73	26.69	25.41	25.40	6/22/2020	29.08	27.98	26.21	26.88
8/24/2018	28.51	27.46	26.12	26.13	7/27/2020	29.49	28.36	26.58	27.25
9/27/2018	28.74	27.70	26.28	26.35	8/27/2020	30.15	28.98	27.15	27.87
10/25/2018	28.72	27.67	26.20	26.34	9/22/2020	30.38	29.18	27.34	28.08
11/23/2018	28.69	27.64	26.11	26.33	10/28/2020	30.55	29.31	27.48	28.24
12/26/2018	28.87	27.84	26.23	26.52	11/27/2020	30.74	29.48	27.64	28.42
1/29/2019	28.90	27.86	26.23	26.55	12/22/2020	30.99	29.70	27.85	28.65
2/28/2019	28.78	27.75	26.07	26.44	1/27/2021	31.43	30.10	28.24	29.06
3/22/2019	28.89	27.86	26.15	26.57	2/25/2021	32.01	30.64	28.75	29.60
4/26/2019	28.84	27.82	26.17	26.54	3/22/2021	32.40	31.00	29.11	29.97
5/28/2019	28.97	27.95	26.24	26.67	4/27/2021	32.66	31.22	29.33	30.21
6/21/2019	29.23	28.20	26.45	26.91	5/27/2021	33.18	31.72	29.80	30.70
7/26/2019	29.22	28.18	26.46	26.91	6/22/2021	33.55	32.05	30.13	31.06
8/27/2019	29.17	28.13	26.35	26.87	7/27/2021	33.79	32.26	30.35	31.28
9/23/2019	29.11	28.07	26.27	26.83	8/26/2021	33.96	32.39	30.49	31.44
10/28/2019	29.22	28.18	26.43	26.95	9/22/2021	33.55	31.98	30.11	31.07
11/26/2019	29.22	28.19	26.40	26.96	10/27/2021	33.66	32.18	30.27	31.18
12/23/2019	29.28	28.23	26.43	27.02	11/26/2021	33.75	32.16	30.30	31.27
1/28/2020	29.41	28.36	26.61	27.15	12/22/2021	33.83	32.20	30.34	31.34
(1)    Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
None.
Repurchase of Shares and Issuer Purchases of Equity Securities
In March 2019, our board of directors approved and adopted a share repurchase program, as further amended in January 2020 and June 2021 (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend or suspend the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.

During the quarter ended December 31, 2021, we repurchased the following shares:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2021 to October 31, 2021	—	$—	—	$1,223,253
November 1, 2021 to November 30, 2021	—	—	—	1,223,253
December 1, 2021 to December 31, 2021	16,095	31.61	16,095	—

Holders
As of December 31, 2021, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	757
A	973
T	759
D	476
I	1,876
S	716
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
Performance Graph
Not applicable.

Use of Proceeds
We are currently offering and selling shares under the Public Offering pursuant to the Registration Statement, which became effective on November 1, 2021. As permitted under applicable securities laws, we continued to offer our common shares in the Initial Public Offering until November 1, 2021, upon which the Initial Registration Statement was deemed terminated. We intend to offer our common shares in the Public Offering until November 2023, unless extended by our board of directors.
Through CNL Securities Corp., the Managing Dealer for the Public Offering, we are offering to the public on a best efforts basis up to $1.0 billion shares consisting of Class A shares, Class T shares, Class D shares and Class I shares. We are also offering up to $100.0 million shares to be issued pursuant to our distribution reinvestment plan.
The following table presents the net offering proceeds received from the Public Offerings through December 31, 2021:

	Total	Payments to Affiliates (1)	Payments to Others
Aggregate price of offering amount registered (2)	$1,000,000,000
Shares sold (3)	9,429,831

Aggregate amount sold (3)	$279,120,999
Payment of underwriting compensation (4)	(5,329,803)	(5,329,803)	—
Net offering proceeds to the issuer	273,791,196
Investments in portfolio companies (5)	(223,851,961)	—	(223,851,961)
Distributions to shareholders (6)	(7,491,250)	(1,322)	(7,489,928)
Remaining proceeds from the Public Offerings	$42,447,985
FOOTNOTES:
(1)    Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.
(2)    We are also offering up to $100.0 million of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the Public Offering and the distribution reinvestment plan.
(3)    Excludes approximately $7.2 million (0.2 million shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of Class FA shares sold in the 2018 Private Offering, approximately $43.3 million (1.6 million shares) of Class FA shares sold in the Class FA Private Offering and Follow-on Class FA Private Offering and approximately $52.4 million (1.8 million shares) of Class S shares sold in the Class S Private Offering.
(4)    Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer; all or a portion of which may be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.
(5)    Excludes approximately $166.4 million funded using proceeds from the 2018 Private Offering, Class FA Private Offering, Follow-On Class FA Private Offering, Class S Private Offering and a non-cash contribution from the Sub-Manager.
(6)    Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offerings. The amounts presented above represent the net proceeds used for such purposes.

Item 6.     [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein. The discussion of our financial condition and results of operations for the year ended December 31, 2019 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed on March 30, 2021 is incorporated by reference herein.

Overview
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. Our businesses have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of December 31, 2021, we had seven investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of December 31, 2021. See “Factors Impacting Our Operating Results” below for additional discussion of the impact of the COVID-19 pandemic.
See Item 1. Business for additional information regarding our Manager, Sub-Manager and business objectives.

Our Common Shares Offerings
Public Offerings
On March 7, 2018, we commenced the Initial Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement. On November 1, 2021, we commenced the Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, of our shares, upon which the Initial Registration Statement was deemed terminated.
We received net proceeds from the Initial Public Offering of approximately $259.5 million, including approximately $6.2 million received through our distribution reinvestment plan. We incurred selling commissions and dealer manager fees of approximately $5.2 million from the sale of Class A shares and Class T shares sold in the Initial Public Offering. The Class D shares and Class I shares sold through the Initial Public Offering were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $3.9 million based on actual amounts raised through the Initial Public Offering.
Through the Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
From commencement of the Public Offering to December 31, 2021, we have received net proceeds of approximately $21.4 million, including $1.0 million received through our distribution reinvestment plan. We have incurred selling commissions and dealer manager fees of approximately $0.1 million from the sale of Class A shares and Class T shares sold in the Public Offering. The Class D shares and Class I shares sold through the Public Offering are not subject to selling commissions and dealer manager fees. We have also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $0.3 million based on actual amounts raised through the Public Offering.
Organization and offering costs related to the Public Offerings had been previously advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”
As of December 31, 2021, the public offering price was $33.83 per Class A share, $32.20 per Class T share, $30.34 per Class D share and $31.34 per Class I share.
In January, February and March 2022, our board of directors approved new per share public offering prices for each share class in the Public Offering. The new public offering prices are effective as of January 28, 2022, February 25, 2022 and March 24, 2022, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective January 28, 2022:
Public Offering Price, Per Share	$33.64	$32.19	$30.35	$31.18
Selling Commissions, Per Share	2.02	0.97	—	—
Dealer Manager Fees, Per Share	0.84	0.56	—	—

	Class A	Class T	Class D	Class I
Effective February 25, 2022:
Public Offering Price, Per Share	$33.98	$32.48	$30.65	$31.50
Selling Commissions, Per Share	2.04	0.97	—	—
Dealer Manager Fees, Per Share	0.85	0.57	—	—
Effective March 24, 2022:
Public Offering Price, Per Share	$33.97	$32.44	$30.62	$31.49
Selling Commissions, Per Share	2.04	0.97	—	—
Dealer Manager Fees, Per Share	0.85	0.57	—	—
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Public Offerings.
Private Offerings
See Item 1. “Business” and our Form 10-K for the year ended December 31, 2020 for information related to our Class FA and Class S Private Offerings.
Portfolio and Investment Activity
As of December 31, 2021, we had invested in ten portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of December 31, 2021
		Equity Investments		Debt Investments(1)
Portfolio Company	Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$28.0	Second Lien	16.0%	7/7/2026	$15.0	$43.0
Polyform	2/7/2018	87	15.6	First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	11/13/2022	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	9.9	Second Lien	15.0	12/28/2028	2.6	12.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	36.0	First Lien	15.0	4/1/2027	37.0	73.0
Douglas	10/7/2021	90	35.5	First Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	99	46.8	First Lien	15.0	12/9/2028	22.5	69.3
			$235.2				$152.5	$387.7
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2021, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2021.
We made an additional equity investment in ATA of $1.1 million in February 2022.

Our Portfolio Companies
Lawn Doctor, Inc. (“Lawn Doctor”) is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. In May 2018, Lawn Doctor acquired a majority equity interest in Mosquito Hunters, a franchisor of mosquito and pest control services. Mosquito Hunters was founded in 2013, is based in Northbrook, Illinois and specializes in the eradication of mosquitos through regular spraying applications and follow-up maintenance. In May 2019, Lawn Doctor acquired a majority equity interest in Ecomaids, a franchisor of residential cleaning services. Ecomaids was founded in 2012. Ecomaids specializes in home cleaning services utilizing environmentally-friendly cleaning products and solutions. These acquisitions further Lawn Doctor’s strategy of both growing organically and also via acquisition of additional home service brands.
Polyform Products Company, Inc. (“Polyform”), is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.
Auriemma Consulting Group, Inc. (“Roundtables”) is an information services and advisory solutions business to the consumer finance industry. Prior to this transaction, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, banking, wealth management and other lending) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry. In April 2021, Roundtables acquired Edgar Dunn’s U.S. roundtables business, which added 6 roundtables to Auriemma’s services offering. This acquisition furthers Roundtables’ strategy of both growing organically and through mergers and acquisitions (“M&A”).
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of over 30 years among its top ten customers. Milton completed four add-on acquisitions during 2021 and 2020, including GH Meiser & Co., Milton’s Bells, Zeeline, and Global-Flex. We believe these add-on acquisitions bolster Milton’s tire gauge, grease and fluid handling, hose assemblies, rubber expansion and metal expansion joints, “PTFE” products and pump connectors product lines. These acquisitions further Milton’s strategy of both growing organically and through M&A.
Resolution Economics, LLC (“Resolution Economics”) is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters.
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software. In July 2020, Blue Ridge acquired Benefit Concepts Systems, Inc., a full service benefit consulting firm with expertise in the design, implementation, and administration of ESOPs. In April 2021, Blue Ridge acquired Coastal Pension Services, a leading provider of outsourced 401(k) administration services in the greater Washington, D.C. area. In December 2021, Blue Ridge acquired a California based provider of outsourced 401(k), defined benefit and cash balance plan administration services. These acquisitions further Blue Ridge’s strategy of both growing organically and through M&A.
UltiMed, Inc. (“HSH”) is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
ATA National Title Group, LLC (“ATA”) is a leading national independent title agency and settlement service provider for the residential resale, residential refinance, commercial and default markets in the Great Lakes Region. Its brands include ATA National Title Group, Greco Title Agency, Midstate Title Agency, Seaver Title Agency and Talon Title Agency. In February 2022, ATA acquired Absolute Title, Inc. This acquisition furthers ATA’s strategy of both growing organically and through M&A.
Douglas Machines Corp. (“Douglas”) is a leading manufacturer of innovative and customizable commercial cleaning and sanitizing equipment to the food, pet food, nutraceutical and industrial end-markets in the United States. Many of these end-markets, and in particular, food safety, are subject to increasingly stringent regulations, further accelerated by the COVID-19 pandemic.

Clarion Safety Systems, LLC (“Clarion”) is a provider of standards-based visual safety labels and signs that support original equipment manufacturers, facility owners, and employers in reducing risk and protecting workers. Clarion serves thousands of customers across the world in a large and diverse set of industries. Customers rely on Clarion’s expertise to help them navigate applicable regulatory and safety standards related to risk communication, resulting in the implementation of tailored systems of risk reduction.
Non-GAAP Financial Measures
This Annual Report contains financial measures utilized by management to evaluate the operating performance and liquidity of our portfolio companies that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of these measures, Adjusted EBITDA and Adjusted Free Cash Flow (“FCF”), should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP. We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our portfolio companies.
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
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are: (i) Adjusted EBITDA does not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; (iii) Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on indebtedness; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not consider to be indicative of the on-going operations of our portfolio companies; and (vi) other companies in similar industries as our portfolio companies may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Lawn Doctor (1)	Polyform	Round-tables	HSH	ATA(2)	Douglas(3)	Clarion(4)	Other(5)
Net income (loss) (GAAP)	$2,544	$1,626	$(617)	$1,693	$6,527	$(10,439)	$(840)	$(8,859)
Interest and debt related expenses	4,710	2,921	2,589	3,793	4,583	552	216	17,309
Depreciation and amortization	2,505	1,929	1,849	3,722	3,458	125	62	12,481
Income tax expense (benefit)	831	574	469	456	—	(2,608)	(341)	(875)
Transaction related expenses(6)	—	—	—	—	1,399	13,342	1,110	—
Adjusted EBITDA (non-GAAP)	$10,590	$7,050	$4,290	$9,664	$15,967	$972	$207	$20,056

Our Ownership Percentage(7)	61%	87%	81%	75%	75%	90%	99%	(8)
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$6,411	$6,143	$3,465	$7,200	$11,975	$877	$205	$2,108

	Year Ended December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH(9)	Other(5)
Net income (loss) (GAAP)	$1,287	$1,139	$693	$(1,584)	$(7,830)
Interest and debt related expenses	4,169	2,945	2,599	1,721	15,656
Depreciation and amortization	2,501	1,692	1,507	1,856	8,354
Income tax benefit	371	469	(1,443)	(109)	(3,117)
Transaction related expenses(6)	—	—	—	1,241	5,780
Adjusted EBITDA (non-GAAP)	$8,328	$6,245	$3,356	$3,125	$18,843

Our Ownership Percentage(7)	61%	87%	81%	75%	(8)
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$5,119	$5,441	$2,710	$2,328	$1,977

FOOTNOTES:
(1)Excludes amounts attributable to non-controlling interests.
(2)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to December 31, 2021.
(3)Results for Douglas are for the period from October 7, 2021 (the date we acquired our investments in Douglas) to December 31, 2021.
(4)Results for Clarion are for the period from December 9, 2021 (the date we acquired our investments in Clarion) to December 31, 2021.
(5)Includes results for our co-investments in which we own a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the period presented unless otherwise noted. December 31, 2021 and 2020 results for Resolution Economics are for the period from December 1, 2020 to November 30, 2021 and from January 2, 2020 (the date we acquired our investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis), respectively. December 31, 2020 results for Blue Ridge are for the period from March 24, 2020 (the date we acquired our investments in Blue Ridge) to December 31, 2020.
(6)Transaction related expenses are non-recurring.
(7)Represents our ownership percentage as of the end of the period, rounded to the nearest percent.
(8)As of December 31, 2021 and 2020, we owned approximately 13% of Milton and 8% of Resolution Economics. As of December 31, 2021 and 2020, we owned approximately 16% and 17%, respectively, of Blue Ridge.
(9)Results for HSH are for the period from July 16, 2020 (the date we acquired our investments in HSH) to December 31, 2020.
Adjusted Free Cash Flow
We monitor Adjusted FCF to measure the liquidity of our portfolio companies. We present Adjusted FCF as a supplemental measure of the performance of our portfolio companies since such measure reflects the cash generated by the operating activities of our portfolio companies and to the extent such cash is not distributed to us, it generally represents cash used by the portfolio companies for the repayment of debt, investing in expansions or acquisitions, reserve requirements or other corporate uses by such portfolio companies, and such uses reduce our potential need to make capital contributions to the portfolio companies for our proportionate share of cash needed for such items. We use Adjusted FCF as a key factor in our planning for, and consideration of, acquisitions, the payment of distributions and share repurchases.

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
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Lawn Doctor	Polyform	Round-tables	HSH	ATA(1)	Douglas(2)	Clarion(3)	Other(4)
Cash provided by (used in) operating activities (GAAP)	$4,646	$1,270	$2,342	$2,889	$9,478	$(476)	$(1,615)	$3,754
Capital expenditures(5)	(211)	(845)	(382)	(136)	(191)	(33)	—	(2,351)
Adjusted FCF (non-GAAP)	$4,435	$425	$1,960	$2,753	$9,287	$(509)	$(1,615)	$1,403

Our Ownership Percentage(6)	61%	87%	81%	75%	75%	90%	99%	(7)
Our Proportionate Share of Adjusted FCF (non-GAAP)	$2,685	$370	$1,583	$2,051	$6,965	$(459)	$(1,601)	$114

	Year Ended December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH(8)	Other(4)
Cash provided by operating activities (GAAP)	$6,925	$2,107	$2,152	$1,604	$1,507
Capital expenditures(5)	(41)	(425)	(80)	(113)	(485)
Adjusted FCF (non-GAAP)	$6,884	$1,682	$2,072	$1,491	$1,022

Our Ownership Percentage(6)	61%	87%	81%	75%	(7)
Our Proportionate Share of Adjusted FCF (non-GAAP)	$4,165	$1,465	$1,674	$1,111	$454
 FOOTNOTES:
(1)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to December 31, 2021.
(2)Results for Douglas are for the period from October 7, 2021 (the date we acquired our investments in Douglas) to December 31, 2021.
(3)Results for Clarion are for the period from December 9, 2021 (the date we acquired our investments in Clarion) to December 31, 2021.
(4)Includes results for our co-investments in which we own a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the periods presented unless otherwise noted. December 31, 2021 and 2020 data for Resolution Economics is for the period from December 1, 2020 to November 30, 2021 and from January 2, 2020 (the date the Company acquired its investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis), respectively. December 31, 2020 data for Blue Ridge is for the period from March 24, 2020 (the date the Company acquired its investments in Blue Ridge) to December 31, 2020. Our ownership percentage represents the average ownership percentage of our co-investments.
(5)Capital expenditures relate to the purchase of property, plant and equipment.
(6)Represents our ownership percentage as of the end of the period, rounded to the nearest percent.
(7)As of December 31, 2021 and 2020, we owned approximately 13% of Milton and 8% of Resolution Economics. As of December 31, 2021 and 2020, we owned approximately 16% and 17%, respectively, of Blue Ridge.
(8)Results for HSH are for the period from July 16, 2020 (the date we acquired our investments in HSH) to December 31, 2020.
Our aggregate proportionate share of Adjusted FCF was approximately $11.7 million and $8.9 million for the years ended December 31, 2021 and 2020, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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
COVID-19
The Company and the operations of its portfolio companies have not been materially adversely affected as a result of the COVID-19 pandemic. Certain business operations have been modified to operate in the current environment. For example, some of our portfolio companies have reduced travel and increased use of videoconferencing instead of in person meetings. We continue to monitor federal, state and local government initiatives to manage the spread of COVID-19 and its variants as well as the efficacy of the vaccines or other remedies. As of December 31, 2021, all of our portfolio companies’ manufacturing facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions. See Item 1A. “Risk Factors” for additional information regarding the risks of COVID-19.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the COVID-19 pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. Some of our portfolio companies have experienced supply chain related disruptions from time to time. In some instances, strategic decisions to hold more inventory have been made as a result of ongoing supply chain related disruptions. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of December 31, 2021 and 2020, we had approximately $58.7 million and $82.7 million, respectively, of cash. Information related to the year ended December 31, 2019 is included in our Form 10-K filed with the SEC on March 30, 2021.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $163.0 million and $122.1 million in net proceeds during the years ended December 31, 2021 and 2020, respectively, from our Offerings, which excludes approximately $4.2 million and $2.1 million raised through our distribution reinvestment plan during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had approximately 933 million authorized common shares remaining for sale.
Operating Activities. During the years ended December 31, 2021 and 2020, we generated operating cash flows (excluding amounts related to purchases of investments) of approximately $21.3 million and $9.3 million, respectively.
The increase in operating cash flows (excluding amounts related to purchases of investments) during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily attributable to (i) an increase in distributions from portfolio companies of approximately $12.5 million and (ii) an increase in interest income of approximately $7.0 million, offset partially by (iii) an increase in amounts paid to related parties of approximately $5.4 million, (iv) an increase in taxes paid of approximately $1.5 million, and (v) an increase in third-party operating expenses, net of changes in liabilities, of approximately $0.6 million.
Borrowings. We had not borrowed any amounts under our $25.0 million Line of Credit as of December 31, 2021. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 8. “Financial Statements” for additional information regarding the Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $192.8 million and $64.3 million of cash proceeds from our Offerings to purchase investments during the years ended December 31, 2021 and 2020, respectively.
Distributions. We paid distributions to our shareholders of approximately $10.8 million and $7.4 million (which excludes distributions reinvested of approximately $4.2 million and $2.1 million, respectively) during the years ended December 31, 2021 and 2020, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We received requests for the repurchase of shares in accordance with our Share Repurchase Program of approximately $3.3 million and $9.6 million during the years ended December 31, 2021 and 2020, respectively, of which approximately $4.8 million and $7.9 million was paid during the years ended December 31, 2021 and 2020, respectively.
Reimbursement of Expense Support. We accrued a reimbursement of Expense Support due to the Manager and Sub-Manager of approximately $1.8 million during the year ended December 31, 2021, all of which was paid in January 2022. As of December 31, 2021, there was approximately $3.2 million of Expense Support that may become subject to reimbursement in the future. However, as of December 31, 2021, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis (12 record dates) in each of the years ended December 31, 2021 and 2020. Declared distributions are paid monthly in arrears. The following table reflects the total distributions declared during the years ended December 31, 2021 and 2020:

Distribution Period	Distributions Declared(1)(2)	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested	Range of Distribution Rates
Year ended December 31, 2021	$15,489,084	$4,428,799	$11,060,285	3.1% – 4.2%
Year ended December 31, 2020	9,929,353	2,240,547	7,688,806	3.3% – 4.7%
FOOTNOTES:
(1)     Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2021 - December 31, 2021	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2020 - December 31, 2020	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)     The Company’s board of directors began declaring monthly distributions per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020.
(3)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below:

	Years Ended December 31,
	2021		2020
	Amount	% of Cash Distributions Net of Distributions Reinvested	Amount	% of Cash Distributions Net of Distributions Reinvested
Net investment income before expense support (reimbursement)	$11,923,769	107.8%	$4,191,999	54.5%
Expense support (reimbursement)	(1,830,920)	(16.5)%	3,301,473	43.0%
Net investment income	10,092,849	91.3%	7,493,472	97.5%
Cash distributions net of distributions reinvested in excess of net investment income(1)	967,436	8.7%	195,334	2.5%
Cash distributions net of distributions reinvested(2)	$11,060,285	100.0%	$7,688,806	100.0%
 FOOTNOTES:
(1)     Consists of offering proceeds for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, net investment income was sufficient to cover cash distributions net of distributions reinvested.
(2)    Excludes distributions reinvested of $4,428,799 and $2,240,547 during the years ended December 31, 2021 and 2020, respectively.
Distribution amounts and sources of distributions declared vary among share classes. We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are declared on all classes of our shares at the same time. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. The per share amount of distributions on Class A, Class T, Class D and Class I shares will differ because of different allocations of certain class-specific expenses. Specifically, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distribution and shareholder servicing fees that we are required to pay. Additionally, distributions on the Non-founder shares may be lower than distributions on Founder shares because we are required to pay higher management and total return incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. There is no assurance that we will pay distributions in any particular amount, if at all.
See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding distributions, including per share amounts declared for each share class and sources of total distributions for the periods presented.

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

Share Repurchase Program
We adopted the Share Repurchase Program effective March 2019, as amended, pursuant to which we conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. The repurchase date is generally the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the Share Repurchase Program. If we determine to repurchase shares, the Share Repurchase Program also limits the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The Share Repurchase Program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
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
During the year ended December 31, 2021, we received requests for the repurchase of approximately $3.3 million of our common shares, which did not exceed amounts raised in our distribution reinvestment plan. During the year ended December 31, 2020, we received requests for the repurchase of approximately $9.6 million of our common shares, which exceeded proceeds received from our distribution reinvestment plan for the applicable period by approximately $7.8 million. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan for the year ended December 31, 2020.
The following table summarizes the shares repurchased during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021			2020
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	19,637	$630,608	$32.11	246,653	$7,037,470	$28.53
Class A	20,876	627,150	30.04	4,580	123,038	26.86
Class T	19,158	574,225	29.97	25,774	721,226	27.98
Class D	6,711	198,484	29.58	1,156	32,212	27.85
Class I	36,349	1,118,904	30.78	63,062	1,732,971	27.48
Class S	4,307	141,497	32.85	—	—	—
Total	107,038	$3,290,868	$30.74	341,225	$9,646,917	$28.27

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Through December 31, 2021, we had acquired equity and debt investments in ten portfolio companies using the net proceeds from our Offerings. As of December 31, 2021 and 2020, the fair value of our portfolio totaled approximately $456.0 million and $231.2 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our assets and for information regarding our portfolio companies.

The following table summarizes our operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Total investment income	$31,470,953	$14,453,851
Total operating expenses	(17,916,954)	(10,261,852)
Expense support (reimbursement)	(1,830,920)	3,301,473
Net investment income before taxes	11,723,079	7,493,472
Income tax expense	(1,630,230)	—
Net investment income	10,092,849	7,493,472
Net change in unrealized appreciation on investments	34,502,715	22,819,680
Net change in deferred taxes on investments	(1,610,074)	(266,789)
Net increase in net assets resulting from operations	$42,985,490	$30,046,363
Investment Income
Investment income consisted of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Interest income	$17,298,721	$10,341,158
Dividend income	14,172,232	4,112,693
Total investment income	$31,470,953	$14,453,851
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, our weighted average annual yield on our accruing debt investments was 15.3% and 15.4%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $17.2 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest income during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily attributable to additional debt investments during the year ended December 31, 2021 of approximately $74.5 million. Additionally, we earn a nominal amount of interest income on our cash accounts.
Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income increased approximately $10.1 million during the year ended December 31, 2021, as compared to year ended December 31, 2020 primarily due to (i) a recapitalization of one portfolio company, (ii) release of excess cash reserves previously retained by some of our portfolio companies during 2020 due to a focus on maintaining liquidity and financial flexibility given the uncertainty relating to the COVID-19 pandemic, and (iii) distributions from a portfolio company acquired in 2021.
Our total investment income for the year ended December 31, 2021, resulted in cash yields ranging from 0.3% to 16.0% based on our investment cost, as compared to 2.5% to 10.9% for the year ended December 31, 2020.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of assets that we expect to acquire from existing cash, borrowings and an expected increase in capital available for investment using proceeds from our Offerings.

Operating Expenses
Our operating expenses for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Total return incentive fees	$7,282,840	$4,150,562
Base management fees	4,845,052	2,596,842
Organization and offering expenses	2,551,926	1,106,111
Professional services	1,343,654	1,397,606
Pursuit costs	651,362	154,727
Distribution and shareholder servicing fees	396,774	165,012
Insurance expense	233,073	212,321
Director fees and expenses	203,000	201,671
Custodian and accounting fees	234,951	170,298
General and administrative expenses	174,322	106,702
Total operating expenses	17,916,954	10,261,852
Expense support	—	(3,301,473)
Reimbursement of expense support	1,830,920	—
Net expenses	$19,747,874	$6,960,379
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, organization and offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian fees) and/or the complexity of our investment processes and capital structure (professional services).
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
We incurred total return incentive fees of approximately $7.3 million and $4.2 million during the years ended December 31, 2021 and 2020, respectively. The increase in total return incentive fees during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily attributable to an increase in dividend income of approximately $10.1 million and the net change in unrealized appreciation on investments, net of taxes of approximately $10.3 million.
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
We incurred base management fees of approximately $4.8 million and $2.6 million during the years ended December 31, 2021 and 2020, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $318.7 million and $189.0 million during the years ended December 31, 2021 and 2020, respectively.

Organization and Offering Expenses
Organization expenses are expensed on our consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on our consolidated statements of assets and liabilities as deferred offering expenses and expensed to our consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
We expensed organization and offering expenses of approximately $2.6 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. The increase in organization and offering expenses is attributable to the increase in gross offering proceeds received from our Offerings of approximately $165.3 million and $125.3 million during the years ended December 31, 2021 and 2020, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.7 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. The increase in pursuit costs during the year ended December 31, 2021 as compared to the year December 31, 2020, is primarily attributable to an acquisition which progressed to advanced stages of due diligence and negotiation but did not close due to circumstances outside of our control.
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
We incurred distribution and shareholder servicing fees of $0.4 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. The increase in distribution and shareholder servicing fees during the years ended December 31, 2021 and 2020 as compared to the preceding years is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $2.2 million and $2.1 million during the years ended December 31, 2021 and 2020, respectively.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with the Manager and the Sub-Manager, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that our annual regular cash distributions exceed our annual net income (with certain adjustments). Expense Support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of our distribution reinvestment plan) to shareholders minus (b) the available operating funds (the “Expense Support”). The Expense Support amount is borne equally by the Manager and the Sub-Manager and is calculated as of the last business day of the calendar year. The Manager and Sub-Manager equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support and Conditional Reimbursement Agreement). The term of the Expense Support and Conditional Reimbursement Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable to the Manager or the Sub-Manager.
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

Expense Support (reimbursement) totaled approximately ($1.8 million) and $3.3 million during the years ended December 31, 2021 and 2020, respectively. The actual amount of Expense Support or Expense Support reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for details regarding total Expense Support received since inception, Expense Support reimbursement and unreimbursed expense support as of December 31, 2021.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income for the current year related to our Taxable Subsidiaries. During the year ended December 31, 2021, we recorded current income tax expense of approximately $1.6 million, in the consolidated statements of operations, which primarily relates to our controlling equity investment in ATA acquired in April 2021. We did not record current income tax expense during the year ended December 31, 2020.
Additionally, we recorded deferred income tax expense of approximately $1.6 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of December 31, 2021, two of our equity investments were held in Taxable Subsidiaries, as compared to one equity investment held in Taxable Subsidiaries as of December 31, 2020.
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020
Tax expense computed at the federal statutory rate	$9,707,417	21.0%	$6,365,762	21.0%
State income tax expense net of federal benefit	789,404	1.7	73,491	0.2
Benefit of partnership structure	(7,256,517)	(15.7)	(6,172,464)	(20.3)
Income tax expense	$3,240,304	7.0%	$266,789	0.9%
The increase in the effective tax rate during the year ended December 31, 2021, is primarily driven by the addition of taxable income related to our equity investment in ATA and an increase in unrealized appreciation on our equity investments held in Taxable Subsidiaries of approximately $8.7 million.
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
During the years ended December 31, 2021 and 2020, we recognized a net change in unrealized appreciation of approximately $34.5 million and $22.8 million, respectively, primarily due to EBITDA growth in a substantial portion of our portfolio companies. EBITDA growth is partially attributable to accretive add-on acquisitions made by our portfolio companies, described above under “Portfolio and Investment Activity – Our Portfolio Companies.”
Net Assets
During the years ended December 31, 2021 and 2020, the net increase in net assets consisted of the following:

	Year Ended December 31,
	2021	2020
Operations	$42,985,490	$30,046,363
Distributions to shareholders	(15,489,084)	(9,929,353)
Capital transactions	163,849,683	114,563,007
Net increase in net assets	$191,346,089	$134,680,017

Operations increased by approximately $12.9 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in operations was primarily due to an increase of approximately $10.3 million in the net change in unrealized appreciation on investments, net of taxes, and an increase of approximately $2.6 million in net investment income during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Distributions increased approximately $5.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $49.3 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due an increase in net proceeds received through our Offerings of approximately $40.9 million, an increase of approximately $2.1 million in amounts received through our distribution reinvestment plan, and a decrease in share repurchases of approximately $6.3 million under the Share Repurchase Program.
Total Returns
The following table illustrates year-to-date, trailing 36 months (“Three Year”), Three Year annual average and cumulative total returns with and without upfront selling commissions and placement agent / dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and placement agent / dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return	Three Year Total Return(1)	Three Year Annual Average Total Return(1)	Cumulative Total Return(2)	Cumulative Total Return Period(2)
Class FA (no sales load)	12.9%	38.6%	12.9%	53.7%	Feb. 7, 2018 – Dec. 31, 2021
Class FA (with sales load)	5.6%	29.6%	9.9%	43.7%	Feb. 7, 2018 – Dec. 31, 2021
Class A (no sales load)	11.5%	33.1%	11.0%	45.8%	Apr. 10, 2018 – Dec. 31, 2021
Class A (with sales load)	2.1%	21.8%	7.3%	33.4%	Apr. 10, 2018 – Dec. 31, 2021
Class I	11.8%	34.1%	11.4%	47.4%	Apr. 10, 2018 – Dec. 31, 2021
Class T (no sales load)	10.6%	28.6%	9.5%	38.8%	May. 25, 2018 – Dec. 31, 2021
Class T (with sales load)	5.3%	22.5%	7.5%	32.2%	May. 25, 2018 – Dec. 31, 2021
Class D	11.6%	30.8%	10.3%	38.9%	Jun. 26, 2018 – Dec. 31, 2021
Class S (no sales load)	13.5%	N/A	N/A	28.1%	Mar. 31, 2020 – Dec. 31, 2021
Class S (with sales load)	9.6%	N/A	N/A	23.6%	Mar. 31, 2020 – Dec. 31, 2021
 FOOTNOTES:
(1)     For the period from January 1, 2019 to December 31, 2021. The Three Year annual average total return is calculated as a simple average of the Three Year total return.
(2)    For the period from the date the first share was issued for each respective share class to December 31, 2021.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of this Annual Report, including the negative impacts from the spread of COVID-19 or variants thereof.
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

Hedging Activities
As of December 31, 2021, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Inflation
Inflation may affect the fair value of our investments or affect the performance of our portfolio companies. As inflation increases, the fair value of our portfolio companies could decline. Rising inflation has impacted labor rates and input costs at some of our portfolio companies, which may impact margins. We anticipate further cost increases in 2022. Some of our portfolio companies have implemented or will be implementing price increases to minimize the impact of inflationary cost increases on their margins. However, any increases in price may not be sufficient to cover increases in expenses of our portfolio companies. Margin reductions could impact the cash our portfolio companies have available for distributions, which may reduce our dividend income.

Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates
Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Note 2. “Significant Accounting Policies” of Item 8. “Financial Statements and Supplementary Data.” Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.
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

Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2021, all of our investments were categorized as Level 3. Our investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.
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
We had not borrowed any money as of December 31, 2021. However, to the extent that we borrow money to make acquisitions, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2021, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of our portfolio companies conduct business in foreign jurisdictions and therefore we have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.         Financial Statements and Supplementary Data

CNL STRATEGIC CAPITAL, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Orlando, Florida
March 31, 2022

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2021	2020
Assets
Investments at fair value (amortized cost of $387,753,685 and $197,457,113, respectively)	$455,996,741	$231,197,454
Cash	58,704,208	82,688,211
Deferred offering expenses	—	61,549
Prepaid expenses and other assets	142,625	130,161
Total assets	514,843,574	314,077,375
Liabilities
Net due to related parties (Note 5)	9,921,526	1,476,458
Deferred tax liability, net	1,876,863	266,789
Distributions payable	1,566,489	1,017,405
Accounts payable and other accrued expenses	660,929	385,083
Payable for shares repurchased	508,770	1,968,732
Total liabilities	14,534,577	5,114,467
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400,000 shares authorized; 4,844,390 shares issued; 4,558,900 and 4,578,537 shares outstanding, respectively	4,559	4,579
Class A Common shares, $0.001 par value, 94,660,000 shares authorized; 1,486,268 and 1,039,257 shares issued, respectively; 1,460,512 and 1,034,377 shares outstanding, respectively	1,461	1,034
Class T Common shares, $0.001 par value, 558,620,000 shares authorized; 1,654,020 and 680,446 shares issued, respectively; 1,609,088 and 654,672 shares outstanding, respectively	1,609	655
Class D Common shares, $0.001 par value, 94,660,000 shares authorized; 1,019,671 and 458,065 shares issued, respectively; 1,008,619 and 453,724 shares outstanding, respectively	1,008	454
Class I Common shares, $0.001 par value, 94,660,000 shares authorized; 5,518,691 and 2,039,062 shares issued, respectively; 5,409,833 and 1,966,552 shares outstanding, respectively	5,410	1,967
Class S Common shares, $0.001 par value, 100,000,000 shares authorized; 1,770,386 shares issued; 1,766,079 and 1,770,386 outstanding, respectively	1,766	1,770
Capital in excess of par value	442,752,357	278,908,028
Distributable earnings	57,540,827	30,044,421
Total Members’ Equity	$500,308,997	$308,962,908

Net assets, Class FA shares	$148,716,308	$137,237,594
Net assets, Class A shares	44,957,765	29,747,587
Net assets, Class T shares	49,328,483	18,771,713
Net assets, Class D shares	30,606,947	12,813,290
Net assets, Class I shares	168,704,080	57,147,617
Net assets, Class S shares	57,995,414	53,245,107
Total Members’ Equity	$500,308,997	$308,962,908
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Investment Income
Interest income	$17,298,721	$10,341,158
Dividend income	14,172,232	4,112,693
Total investment income	31,470,953	14,453,851
Operating Expenses
Total return incentive fees	7,282,840	4,150,562
Base management fees	4,845,052	2,596,842
Organization and offering expenses	2,551,926	1,106,111
Professional services	1,343,654	1,397,606
Pursuit costs	651,362	154,727
Distribution and shareholder servicing fees	396,774	165,012
Insurance expense	233,073	212,321
Custodian and accounting fees	234,951	170,298
Director fees and expenses	203,000	201,671
General and administrative expenses	174,322	106,702
Total operating expenses	17,916,954	10,261,852
Expense support	—	(3,301,473)
Reimbursement of expense support	1,830,920	—
Net operating expenses	19,747,874	6,960,379
Net investment income before taxes	11,723,079	7,493,472
Income tax expense	(1,630,230)	—
Net investment income	10,092,849	7,493,472
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	34,502,715	22,819,680
Net change in deferred taxes on investments	(1,610,074)	(266,789)
Net increase in net assets resulting from operations	$42,985,490	$30,046,363

Common shares per share information:
Net investment income	$0.79	$0.93
Net increase in net assets resulting from operations	$3.39	$3.72
Weighted average number of common shares outstanding	12,696,345	8,084,469

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2019	6,354,831	$6,355	$164,349,125	$9,927,411	$174,282,891
Net investment income	—	—	—	7,493,472	7,493,472
Net change in unrealized appreciation on investments, net of tax	—	—	—	22,552,891	22,552,891
Distributions to shareholders	—	—	—	(9,929,353)	(9,929,353)
Issuance of common shares through the Offerings	4,367,120	4,367	122,095,764	—	122,100,131
Issuance of common shares through distribution reinvestment plan	77,522	78	2,109,715	—	2,109,793
Repurchase of common shares pursuant to share repurchase program	(341,225)	(341)	(9,646,576)	—	(9,646,917)
Balance as of December 31, 2020	10,458,248	$10,459	$278,908,028	$30,044,421	$308,962,908
Net investment income	—	—	—	10,092,849	10,092,849
Net change in unrealized appreciation on investments, net of tax	—	—	—	32,892,641	32,892,641
Distributions to shareholders	—	—	—	(15,489,084)	(15,489,084)
Issuance of common shares through the Offerings	5,324,390	5,324	162,960,845	—	162,966,169
Issuance of common shares through distribution reinvestment plan	137,431	137	4,174,245	—	4,174,382
Repurchase of common shares pursuant to share repurchase program	(107,038)	(107)	(3,290,761)	—	(3,290,868)
Balance as of December 31, 2021	15,813,031	$15,813	$442,752,357	$57,540,827	$500,308,997

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Operating Activities:
Net increase in net assets resulting from operations	$42,985,490	$30,046,363
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(192,759,287)	(64,182,774)
Proceeds from return of capital on investments	2,462,715	—
Net change in unrealized appreciation on investments	(34,502,715)	(22,819,680)
Amortization of deferred offering expenses	69,135	250,174
Amortization of deferred financing costs	40,862	37,328
Increase (decrease) in net due to (from) related parties	8,445,068	1,755,022
(Decrease) increase in payable for investments purchased	—	(118,009)
Increase in accounts payable and other accrued expenses	275,846	59,634
Increase in deferred offering expenses	(7,586)	(286,300)
Increase in deferred tax liabilities, net	1,610,074	266,789
Increase in prepaid expenses and other assets	(32,576)	(11,758)
Net cash used in operating activities	(171,412,974)	(55,003,211)
Financing Activities:
Proceeds from issuance of common shares	162,966,169	122,100,131
Payment on repurchases of common shares	(4,750,830)	(7,901,923)
Distributions paid, net of distributions reinvested	(10,765,618)	(7,395,691)
Deferred financing costs	(20,750)	(65,100)
Net cash provided by financing activities	147,428,971	106,737,417
Net (decrease) increase in cash and restricted cash	(23,984,003)	51,734,206
Cash and restricted cash, beginning of period	82,688,211	30,954,005
Cash and restricted cash, end of period	$58,704,208	$82,688,211
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,529,500	$—
Supplemental disclosure of non-cash financing activities:
Distributions reinvested	$4,174,382	$2,109,793
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,566,489	$1,017,405
Offering costs	$175,749	$122,779
Payable for shares repurchased	$508,770	$1,968,732

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–23.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000,000	$37,000,000	$37,000,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000,000	2,000,000	2,000,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500,000	22,500,000	22,500,000
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000,000	15,000,000	15,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Note – First Lien					116,600,000	116,600,000
Senior Secured Note – Second Lien–7.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000,000	15,000,000	15,000,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2027	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Note – Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					152,542,454	152,542,454
Equity–60.7%
ATA Holding Company, LLC(3)	Real Estate Services			36,980	$36,000,000	$41,612,000
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,385,662	40,902,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	12,731,000
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			46,759	46,759,287	46,759,287
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500,000	35,500,000
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320,000	24,117,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	28,012,836	56,806,000
Milton Industries, Inc.	Engineered Products			6,647	6,646,735	9,286,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	24,116,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	11,625,000
Total Equity					235,211,231	303,454,287
TOTAL INVESTMENTS–91.2%					$387,753,685	$455,996,741
OTHER ASSETS IN EXCESS OF LIABILITIES–8.8%						44,312,256
NET ASSETS–100.0%						$500,308,997
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of December 31, 2021, the Company owned a controlling interest in this portfolio company.
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien–13.6%
Auriemma U.S Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2021	$2,000,000	$2,000,000	$2,000,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400,000	24,400,000	24,400,000
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700,000	15,700,000	15,700,000
Total Senior Secured Note - First Lien					42,100,000	42,100,000
Senior Secured Note – Second Lien–11.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114,338	$12,114,338	$12,114,338
Blue Ridge ESOP Associates	Business Services	15.0%	3/24/2026	2,640,844	2,640,844	2,640,844
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	8/7/2023	15,000,000	15,000,000	15,000,000
Milton Industries, Inc.	Engineered Products	15.0%	11/21/2025	3,353,265	3,353,265	3,353,265
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834,007	2,834,007	2,834,007
Total Senior Secured Note - Second Lien					35,942,454	35,942,454
Total Senior Secured Notes					78,042,454	78,042,454
Equity–49.6%
Auriemma U.S Roundtables(3)	Information Services and Advisory Solutions			32,386	$32,385,662	$37,272,000
Blue Ridge ESOP Associates	Business Services			9,859	9,859,156	10,877,000
Healthcare Safety Holdings, Inc.(3)	Healthcare Supplies			17,320	17,320,000	18,186,000
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	30,475,551	48,685,000
Milton Industries, Inc.	Engineered Products			6,647	6,646,735	10,090,000
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,598,788	19,502,000
Resolution Economics, LLC	Business Services			7,166	7,128,767	8,543,000
Total Equity					119,414,659	153,155,000
TOTAL INVESTMENTS–74.8%					$197,457,113	$231,197,454
OTHER ASSETS IN EXCESS OF LIABILITIES–25.2%						77,765,454
NET ASSETS–100.0%						$308,962,908
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(2)    As of December 31, 2020, the Company owned a controlling interest in this portfolio company.
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021

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
During the period from commencement of operations on February 7, 2018 to December 31, 2020, the Company offered Class FA (“Class FA”) and Class S (“Class S”) limited liability company interests (collectively, the “Founder shares”) through a combination of four private offerings (the “Private Offerings”) only to persons that were “accredited investors,” as that person is defined under the Securities Act and Regulation D promulgated under the Securities Act. The Company conducted each of the Private Offerings pursuant to the applicable exemption under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. All of the Private Offerings were terminated on or before December 31, 2020.
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interest (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares of its shares (the “Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Upon commencement of the Public Offering, the Initial Registration Statement was deemed terminated.
Through the Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to its distribution reinvestment plan). See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” for additional information related to the Company’s Offerings.

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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due principal and interest amounts are paid and, in management’s judgment, are likely to remain current. Since inception, the Company has not experienced any past due payments on any of its loan investments.
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
Organization and Offering Expenses
Organization expenses are expensed on the Company’s consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Offerings, are capitalized on the Company’s consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
Distribution and Shareholder Servicing Fees
The Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in the Company’s consolidated statements of operations as they are incurred.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 8. “Borrowings”) are deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs is included in general and administrative expense in the Company’s consolidated statements of operations.
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
Income Taxes
Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s consolidated statements of operations.
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
During the years ended December 31, 2021 and 2020, the Company did not incur any material interest or penalties.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021

3. Investments
During the year ended December 31, 2021, the Company invested in three portfolio companies, ATA National Title Group, LLC (“ATA”), Douglas Machines, Inc. (“Douglas”) and Clarion Safety Systems, LLC (“Clarion”), for approximately $192.8 million in aggregate.
During the year ended December 31, 2020, the Company invested in three portfolio companies, Resolution Economics, LLC (“Resolution Economics”), Blue Ridge ESOP Associates (“Blue Ridge”) and Healthcare Safety Holdings LLC (“HSH”), for approximately $64.2 million in aggregate.
The Company’s investment portfolio is summarized as follows:

	As of December 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$116,600,000	$116,600,000	25.6%	23.3%
Second lien	35,942,454	35,942,454	7.9	7.2
Total senior secured debt	152,542,454	152,542,454	33.5	30.5
Equity	235,211,231	303,454,287	66.5	60.7
Total investments	$387,753,685	$455,996,741	100.0%	91.2%

	As of December 31, 2020
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$42,100,000	$42,100,000	18.2%	13.6%
Second lien	35,942,454	35,942,454	15.6	11.6
Total senior secured debt	78,042,454	78,042,454	33.8	25.2
Equity	119,414,659	153,155,000	66.2	49.6
Total investments	$197,457,113	$231,197,454	100.0%	74.8%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.3% and have weighted average remaining years to maturity of 5.1 years as of December 31, 2021. The note purchase agreements contain customary covenants and events of default. As of December 31, 2021, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of December 31, 2021 and 2020, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
The industry dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of December 31, 2021 and 2020 were as follows:

	As of December 31,
Industry	2021	2020
Real Estate Services	17.2%	—%
Commercial and Professional Services	15.8	27.5
Visual Safety Solutions	15.2	—
Information Services and Advisory Solutions	12.1	22.3
Sanitation Products	11.1	—
Healthcare Supplies	10.6	18.4
Hobby Goods and Supplies	8.7	15.2
Engineered Products	2.8	10.8
Business Services	6.5	5.8
Total	100.0%	100.0%
All investment positions held at December 31, 2021 and 2020 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Statement Information
The following tables present audited summarized operating data and summarized cash flow data for the years ended December 31, 2021 and 2020, and summarized balance sheet data as of December 31, 2021 and December 31, 2020 for the Company’s portfolio companies (in thousands):
Summarized Operating Data

	As of December 31, 2021
	Lawn Doctor	Polyform	Round-tables	HSH	ATA(1)	Douglas(2)	Clarion(3)	Other(4)
Revenues	$35,018	$22,297	$13,128	$32,918	$59,021	$6,099	$676	$118,256
Expenses	(31,749)	(20,097)	(13,276)	(30,769)	(52,494)	(19,146)	(1,857)	(127,990)
Income (loss) before taxes	3,269	2,200	(148)	2,149	6,527	(13,047)	(1,181)	(9,734)
Income tax (expense) benefit	(832)	(574)	(469)	(456)	—	2,608	341	875
Consolidated net income (loss)	2,437	1,626	(617)	1,693	6,527	(10,439)	(840)	(8,859)
Net loss attributable to non-controlling interests	107	—	—	—	—	—	—	—
Net income (loss)	$2,544	$1,626	$(617)	$1,693	$6,527	$(10,439)	$(840)	$(8,859)

	Year Ended December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH(5)	Other(4)
Revenues	$28,677	$18,981	$10,942	$13,940	$87,740
Expenses	(27,232)	(17,372)	(11,692)	(15,633)	(98,687)
Income (loss) before taxes	1,445	1,609	(750)	(1,693)	(10,947)
Income tax benefit	(371)	(469)	1,443	109	3,117
Consolidated net income (loss)	1,074	1,140	693	(1,584)	(7,830)
Net loss attributable to non-controlling interests	213	—	—	—	—
Net income (loss)	$1,287	$1,140	$693	$(1,584)	$(7,830)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
Summarized Balance Sheet Data

	As of December 31, 2021
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Other(4)
Current assets	$13,926	$9,940	$2,043	$14,260	$10,029	$13,177	$3,084	$64,792
Non-current assets	92,309	28,948	61,955	39,653	90,510	40,311	66,182	322,397
Current liabilities	7,961	2,290	4,738	7,341	9,002	4,159	420	41,781
Non-current liabilities	63,576	21,557	19,771	28,536	43,458	15,711	22,500	168,726
Non-controlling interest	(500)	—	—	—	—	—	—	—
Stockholders’ equity	35,198	15,041	39,489	18,036	48,079	33,618	46,346	176,682

Ownership Percentage(6)	61%	87%	81%	75%	75%	90%	99%	(7)

	As of December 31, 2020
	Lawn Doctor	Polyform	Roundtables	HSH	Other(4)
Current assets	$8,386	$9,692	$4,167	$12,684	$51,902
Non-current assets	94,601	30,033	59,582	42,701	311,985
Current liabilities	7,670	2,461	4,407	5,733	35,927
Non-current liabilities	53,386	21,563	19,553	29,297	146,901
Non-controlling interest	(393)	—	—	—	—
Stockholders’ equity	42,324	15,701	39,789	20,355	181,059

Ownership Percentage(6)	61%	87%	81%	75%	(7)
 FOOTNOTES:
(1)Summarized operating data presented for ATA is for the period from April 1, 2021 (the date the Company acquired its investments in ATA) to December 31, 2021.
(2)Summarized operating data presented for Douglas are for the period from October 7, 2021 (the date the Company acquired its investments in Douglas) to December 31, 2021.
(3)Summarized operating data presented for Clarion are for the period from December 9, 2021 (the date the Company acquired its investments in Clarion) to December 31, 2021.
(4)Includes aggregate summarized operating data for the Company’s co-investments in which the Company owns a minority equity interest (Milton, Resolution Economics and Blue Ridge) for the periods presented unless otherwise noted. December 31, 2021 and 2020 summarized operating data for Resolution Economics is for the period from December 1, 2020 to November 30, 2021 and from January 2, 2020 (the date the Company acquired its investments in Resolution Economics) to November 30, 2020 (reported on a one-month lag basis), respectively. December 31, 2020 summarized operating data for Blue Ridge is for the period from March 24, 2020 (the date the Company acquired its investments in Blue Ridge) to December 31, 2020.
(5)Summarized operating data presented for HSH is for the period from July 16, 2020 (the date the Company acquired its investments in HSH) to December 31, 2020.
(6)Represents the Company’s undiluted ownership percentage as of the end of the period presented.
(7)As of December 31, 2021 and 2020, the Company owned approximately 13% of Milton and 8% of Resolution Economics. As of December 31, 2021 and 2020, the Company owned approximately 16% and 17%, respectively, of Blue Ridge.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2021 and 2020:

	As of December 31, 2021				As of December 31, 2020
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$152,542,454	$152,542,454	$—	$—	$78,042,454	$78,042,454
Equity	—	—	303,454,287	303,454,287	—	—	153,155,000	153,155,000
Total investments	$—	$—	$455,996,741	$455,996,741	$—	$—	$231,197,454	$231,197,454

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2021 and 2020 were as follows:

As of December 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$130,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	22,500,000	Transaction Precedent	Transaction Price	N/A	N/A
Equity	256,695,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	46,759,287	Transaction Precedent	Transaction Price	N/A	N/A
Total	$455,996,741

As of December 31, 2020
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$78,042,454	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Equity	153,155,000	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.0% – 13.0% (10.7%) 6.4x – 15.2x (11.6x) 6.8x – 14.5x (11.3x)	Decrease Increase Increase
Total	$231,197,454
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042,454	$153,155,000	$231,197,454
Additions	74,500,000	118,259,287	192,759,287
Return of capital(1)	—	(2,462,715)	(2,462,715)
Net change in unrealized appreciation(2)	—	34,502,715	34,502,715
Fair value balance as of December 31, 2021	$152,542,454	$303,454,287	$455,996,741
Change in net unrealized appreciation on investments held as of December 31, 2021(2)	$—	$34,502,715	$34,502,715

	Year Ended December 31, 2020
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2020	$48,167,603	$96,027,397	$144,195,000
Additions	29,874,851	34,307,923	64,182,774
Net change in unrealized appreciation(2)	—	22,819,680	22,819,680
Fair value balance as of December 31, 2020	$78,042,454	$153,155,000	$231,197,454
Change in net unrealized appreciation on investments held as of December 31, 2020(2)	$—	$22,819,680	$22,819,680
 FOOTNOTES:
(1)     Represents portion of distributions received which were accounted for as a return of capital. See Note 2. “Significant Accounting Policies” for information on the accounting treatment of distributions from portfolio companies.
(2)    Included in net change in unrealized appreciation on investments in the consolidated statements of operations.

5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, receive fees and compensation in connection with the Company’s Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed (A) 1.0% of the cumulative gross proceeds from the Private Offerings (defined in Note 7. “Capital Transactions” below), and (B) 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $2.5 million and $1.1 million in organization and offering costs based on actual amounts raised through the Offerings during the years ended December 31, 2021 and 2020, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.2 million on behalf of the Company in connection with the Public Offerings (exceeding the respective limitations) as of December 31, 2021. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $4.8 million and $2.6 million during the years ended December 31, 2021 and 2020, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $7.3 million and $4.2 million during the years ended December 31, 2021 and 2020, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the years ended December 31, 2021 and 2020, the High Water Marks were as follows:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2020	$27.64	$26.91	$27.01	$26.61	$27.15	$27.64
December 31, 2021	29.97	28.76	28.67	28.24	29.06	30.08
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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
The Company recorded Expense Support due from the Manager and Sub-Manager of approximately $3.3 million during the year ended December 31, 2020. As of December 31, 2021, the amount of Expense Support collected from the Manager and Sub-Manager since inception was approximately $5.1 million.
As of December 31, 2021, management estimated that approximately $1.8 million would be reimbursable to the Manager and Sub-Manager under the terms of the Expense Support and Conditional Reimbursement Agreement. Therefore, the Company recorded reimbursement of Expense Support of approximately $1.8 million in the consolidated statement of operations for the year ended December 31, 2021. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.
The following table summarizes annual Expense Support received, estimate of Expense Support to be reimbursed, and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of December 31, 2021:

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Unreimbursed Expense Support(2)	Expiration
December 31, 2018	$389,774	$(352,653)	$37,121	March 31, 2022
December 31, 2019	1,372,020	(969,591)	402,429	March 31, 2023
December 31, 2020	3,301,473	(508,676)	2,792,797	March 31, 2024
	$5,063,267	$(1,830,920)	$3,232,347

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
 FOOTNOTES:
(1)     Represents amount accrued as of December 31, 2021 and paid to the Manager and Sub-Manager in March 2022. Expense support reimbursement is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement.
(2)    Unreimbursed amounts of $37,121 related to the year ended December 31, 2018 will not be reimbursed in future periods. As of December 31, 2021, management believes that additional reimbursement payments by the Company to the Manager and Sub-Manager related to the years ended December 31, 2019 and 2020 are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement.

Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million and 0.6 million shares as of December 31, 2021 and 2020, and received distributions from the Company of approximately $0.7 million during each of the years ended December 31, 2021 and 2020.
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the years ended December 31, 2021 and 2020 are summarized below:

		Years Ended December 31,
Related Party	Source Agreement & Description	2021	2020
Managing Dealer /Placement Agent	Managing Dealer / Placement Agent Agreements: Commissions	$1,524,232	$1,918,852
	Dealer Manager / Placement Agent Fees	820,985	1,256,229
	Distribution and shareholder servicing fees	396,774	165,012
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	2,490,377	1,142,237
	Base management fees(1)	4,845,052	2,596,842
	Total return incentive fees(1)	7,282,840	4,150,562
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense support	—	(3,301,473)
	Reimbursement of expense support	1,830,920	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	104,195	191,070
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	651,362	154,727
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
The following table presents amounts due from (to) related parties as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Due from related parties:
Expense Support	$—	$3,301,473
Total due from related parties	—	3,301,473
Due to related parties:
Total return incentive fees	(7,282,840)	(4,150,562)
Reimbursement of expense support	(1,830,920)	—
Base management fees	(577,538)	(271,983)
Organization and offering expenses	(175,749)	(122,779)
Distribution and shareholder servicing fees	(53,149)	(19,814)
Reimbursement of third-party operating expenses and pursuit costs	(1,330)	(212,793)
Total due to related parties	(9,921,526)	(4,777,931)
Net due to related parties	$(9,921,526)	$(1,476,458)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis (12 record dates) in each of the years ended December 31, 2021 and 2020. Declared distributions are paid monthly in arrears. The following table reflects the total distributions declared during the years ended December 31, 2021 and 2020:

Distribution Period	Distributions Declared(1)(2)	Distributions Reinvested(3)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2021	$15,489,084	$4,428,799	$11,060,285
Year ended December 31, 2020	9,929,353	2,240,547	7,688,806
FOOTNOTES:
(1)     Distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2021 - December 31, 2021	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2020 - December 31, 2020	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)     The Company’s board of directors began declaring monthly distributions per Class S share for record date March 30, 2020. The Class S shares were first sold on March 31, 2020.
(3)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows:

	Years Ended December 31,
	2021		2020
	Amount	% of Cash Distributions Declared	Amount	% of Cash Distributions Declared
Net investment income(1)	$10,092,849	65.2%	$7,493,472	75.5%
Distributions in excess of net investment income(2)	5,396,235	34.8	2,435,881	24.5
Total distributions declared	$15,489,084	100.0%	$9,929,353	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support (reimbursement) of $(1,830,920) and $3,301,473 for the years ended December 31, 2021 and 2020, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
In December 2021, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 28, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2021, the public offering price was $33.83 per Class A share, $32.20 per Class T share, $30.34 per Class D share and $31.34 per Class I share. See Note 13. “Subsequent Events” for information on changes to the public offering price, selling commissions and dealer manager fees by share class.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Public Offering.
Class FA Private Offerings
During the period from commencement of operations on February 7, 2018 to December 31, 2020, the Company offered Class FA and Class S limited liability company interests (collectively, the “Founder shares”) through four private offerings (the “Private Offerings” and, together with the Public Offerings, the “Offerings”) only to persons that were “accredited investors,” as that term is defined under the Securities Act and Regulation D promulgated under the Securities Act, and raised aggregate gross offering proceeds of approximately $177 million. The Company conducted the Private Offerings pursuant to the applicable exemption under Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated under the Securities Act. All of the Private Offerings were terminated on or before December 31, 2020. The Private Offerings that were conducted during 2019 and 2020 are described below in more detail.
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
In January 2020, the Company commenced a private offering of up to $50 million of Class S shares (the “Class S Private Offering”). The Company paid the Placement Agent a selling commission of up to 2.0% and a placement agent fee of up to 1.5% of the sale price for each Class S share sold in the Class S Private Offering, except as a reduction or sales load waiver that may have applied. The Class S Private Offering was terminated in December 2020 after having raised gross proceeds of approximately $52 million (approximately 1.8 million shares).
The following table summarizes the total shares issued and proceeds received by share class in connection with the Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the years ended December 31, 2021 and 2020:

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021

	Year Ended December 31, 2021
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	403,267	$13,195,644	$(958,829)	$12,236,815	43,744	$1,322,539	447,011	$13,559,354	$30.33
Class T	954,157	30,411,622	(1,386,388)	29,025,234	19,417	585,294	973,574	29,610,528	30.41
Class D	547,808	16,473,300	—	16,473,300	13,798	409,939	561,606	16,883,239	30.06
Class I	3,419,158	105,230,820	—	105,230,820	60,472	1,856,610	3,479,630	107,087,430	30.78
	5,324,390	$165,311,386	$(2,345,217)	$162,966,169	137,431	$4,174,382	5,461,821	$167,140,551	$30.60

	Year Ended December 31, 2020
	Proceeds from Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)(3)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class FA	569,642	$15,853,000	$(167,960)	$15,685,040	—	$—	569,642	$15,685,040	$27.53
Class A	334,440	9,808,964	(679,465)	9,129,499	35,376	961,623	369,816	10,091,122	27.29
Class T	473,344	13,486,208	(640,595)	12,845,613	8,440	229,816	481,784	13,075,429	27.14
Class D	143,074	3,873,660	—	3,873,660	9,174	245,006	152,248	4,118,666	27.05
Class I	1,076,234	29,893,733	—	29,893,733	24,532	673,348	1,100,766	30,567,081	27.77
Class S	1,770,386	52,359,647	(1,687,061)	50,672,586	—	—	1,770,386	50,672,586	28.62
	4,367,120	$125,275,212	$(3,175,081)	$122,100,131	77,522	$2,109,793	4,444,642	$124,209,924	$27.95

FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions are declared monthly and paid or reinvested one month in arrears.
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
(3)The Company did not incur any selling commissions or placement agent fees from the sale of approximately 0.3 million Class FA shares sold under the terms of the Class FA Private Offering during the year ended December 31, 2020.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
During the year ended December 31, 2021, the Company received requests for the repurchase of approximately $3.3 million of the Company’s common shares, which did not exceed amounts raised in the Company’s distribution reinvestment plan. During the year ended December 31, 2020, the Company received requests for the repurchase of approximately $9.6 million of the Company’s common shares, which exceeded proceeds received from its distribution reinvestment plan for the applicable period by approximately $7.8 million. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan for the year ended December 31, 2020.
The following table summarizes the shares repurchased during the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021			2020
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	19,637	$630,608	$32.11	246,653	$7,037,470	$28.53
Class A	20,876	627,150	30.04	4,580	123,038	26.86
Class T	19,158	574,225	29.97	25,774	721,226	27.98
Class D	6,711	198,484	29.58	1,156	32,212	27.85
Class I	36,349	1,118,904	30.78	63,062	1,732,971	27.48
Class S	4,307	141,497	32.85	—	—	—
Total	107,038	$3,290,868	$30.74	341,225	$9,646,917	$28.27
As of December 31, 2021 and 2020, the Company had a payable for shares repurchased of approximately $0.5 million and $2.0 million, respectively.

8. Borrowings
In September 2021, the Company entered into a second amended and restated loan agreement (the “Loan Agreement”) and related promissory notes with United Community Bank (d/b/a Seaside Bank & Trust and referred to as “Seaside”) for a total line of credit of up to $25.0 million (the “Line of Credit”). The Loan Agreement amended and replaced the previous loan agreements between the Company and Seaside dated June 2019, as amended. The Line of Credit is available for advances through August 16, 2022.
During the years ended December 31, 2021 and 2020, the Company paid commitment fees to Seaside in connection with the execution of the Loan Agreement and previous loan agreement of $15,000 and $60,000, respectively. The Company is required to pay an additional fee to Seaside with each advance under the Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000 over a 364-day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days or 60 days (depending on the facility drawn upon) of the borrowing date. Under the Loan Agreement, the Company is required to comply with certain covenants including the provision of financial statements on a quarterly basis, a restriction from incurring any debt, and restrictions on the transfer and sale of assets held by certain subsidiaries. Additionally, the Company has a covenant related to its fair market value of investments as a multiple of borrowings outstanding.
In connection with the Loan Agreement, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2021 Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the Line of Credit as of December 31, 2021.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
9. Income Taxes
The components of income tax expense and deferred taxes on investments related to the Company’s Taxable Subsidiaries during the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$1,315,437	$—
State	314,793	—
Total current tax expense	1,630,230	—
Deferred:
Federal	1,135,464	220,097
State	474,610	46,692
Total deferred tax expense	1,610,074	266,789
Income tax expense	$3,240,304	$266,789
Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Carryforwards for net operating loss	$532,822	$248,641
Other	18,120	—
Valuation Allowance	(21,899)	—
Total deferred tax assets	529,043	248,641
Deferred tax liabilities:
Unrealized appreciation on investments	(2,405,906)	(515,430)
Total deferred tax liabilities	(2,405,906)	(515,430)
Deferred tax liabilities, net	$(1,876,863)	$(266,789)
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020
Tax expense computed at the federal statutory rate	$9,707,417	21.0%	$6,365,762	21.0%
State income tax expense net of federal benefit	789,404	1.7	73,491	0.2
Benefit of partnership structure	(7,256,517)	(15.7)	(6,172,464)	(20.3)
Income tax expense	$3,240,304	7.0%	$266,789	0.9%
The Company’s taxable subsidiary entities had net operating loss carryforwards for federal purposes of approximately $0.9 million as of December 2021 and 2020, to offset future taxable income. The federal net operating loss carryforwards do not expire.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
10. Concentrations of Risk
The Company had six portfolio companies which met at least one of the significance tests under Rule 4-08(g) of Regulation S-X (the “Significance Tests”) as of December 31, 2021.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2021, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2021 and 2020 (in thousands except per share data):

	Year Ended December 31, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income (loss), before reimbursement of expense support(1)	1.33	0.65	0.39	0.58	0.60	1.23
Reimbursement of expense support(1)(2)	(0.21)	(0.19)	(0.21)	(0.14)	(0.09)	—
Net investment income(1)	1.12	0.46	0.18	0.44	0.51	1.23
Net realized and unrealized gains, net of taxes(1)(3)	2.78	2.81	2.81	2.80	2.86	2.78
Net increase resulting from investment operations	3.90	3.27	2.99	3.24	3.37	4.01
Distributions to shareholders(4)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84

Net assets, end of period	$148,716	$44,958	$49,328	$30,607	$168,704	$57,995
Average net assets(5)	$145,353	$37,354	$30,486	$20,335	$106,275	$56,575
Shares outstanding, end of period	4,559	1,461	1,609	1,009	5,410	1,766
Distributions declared	$5,714	$1,531	$1,000	$760	$4,271	$2,213
Total investment return based on net asset value before total return incentive fee(6)	14.55%	13.88%	11.96%	13.31%	13.39%	15.07%
Total investment return based on net asset value after total return incentive fee(6)	12.92%	11.53%	10.55%	11.61%	11.76%	13.54%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and reimbursement of expense support	1.41%	2.97%	4.93%	4.16%	3.93%	1.67%
Total operating expenses before reimbursement of expense support	2.77%	5.52%	6.99%	6.45%	6.25%	3.07%
Total operating expenses after reimbursement of expense support	3.44%	6.13%	7.70%	6.91%	6.55%	3.07%
Net investment income before total return incentive fee(9)	4.88%	4.06%	2.65%	3.77%	3.97%	5.26%
Net investment income	3.52%	1.52%	0.59%	1.48%	1.65%	3.86%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021

	Year Ended December 31, 2020
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year(8)	$27.64	$26.91	$27.01	$26.61	$27.15	$27.56
Net investment income before expense support(1)	0.79	0.10	(0.33)	0.03	0.02	0.82
Expense support(1)(2)	0.35	0.53	0.47	0.26	0.66	0.10
Net investment income(1)	1.14	0.63	0.14	0.29	0.68	0.92
Net realized and unrealized gains(1)(3)	2.44	2.47	2.52	2.47	2.48	2.64
Net increase resulting from investment operations	3.58	3.10	2.66	2.76	3.16	3.56
Distributions to shareholders(4)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.04)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.04)
Net Asset Value, End of Year	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08

Net assets, end of period	$137,238	$29,748	$18,772	$12,813	$57,148	$53,245
Average net assets(5)	$130,940	$22,984	$11,991	$9,675	$35,672	$19,257
Shares outstanding, end of period	4,579	1,034	655	454	1,967	1,770
Distributions declared	$5,812	$1,052	$436	$405	$1,610	$615
Total investment return based on net asset value before total return incentive fee(6)	13.27%	12.43%	10.79%	11.99%	12.23%	13.36%
Total investment return based on net asset value after total return incentive fee(6)	13.16%	11.89%	10.11%	10.67%	12.01%	12.80%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and expense support	1.81%	3.51%	5.54%	3.93%	4.02%	2.35%
Total operating expenses before expense support	3.10%	6.09%	8.21%	6.48%	6.72%	4.15%
Total operating expenses after expense support	1.85%	4.14%	6.49%	5.52%	4.34%	3.79%
Net investment income before total return incentive fee(9)	4.09%	2.96%	1.46%	2.67%	2.78%	4.66%
Net investment income	4.05%	2.32%	0.51%	1.08%	2.46%	3.17%
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
FOR THE YEAR ENDED DECEMBER 31, 2021
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
(8)The net asset value as of the beginning of the period is as of January 1, 2020 for all share classes except Class S shares. The net asset value as of the beginning of the period for Class S shares is based on the price of shares sold, net of any sales load, to the initial Class S investors. The initial investors for Class S shares purchased their shares on March 31, 2020.
(9)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the year ended December 31, 2021, total return incentive fees were not covered by expense support as the Company recorded expense support reimbursement during this period. For the year ended December 31, 2020, the percentage of total return incentive fees covered by expense support was approximately 97%, 75%, 64%, 38%, 88% and 20% for Class FA, Class A, Class T, Class D, Class I and Class S, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2021
13. Subsequent Events
Investment Activity
In February 2022, the Company made an additional equity investment in ATA of $1.1 million.
Distributions
In January, February and March 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 25, 2022, March 30, 2022 and April 28, 2022, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2022, the Company’s board of directors approved new per share offering prices for each share class in the Public Offering. The new offering prices are effective as of January 28, 2022, February 25, 2022 and March 24, 2022, respectively. The following table provides the new offering prices and applicable upfront selling commissions and placement agent / dealer manager fees for each share class available in the Public Offering:

	Class A	Class T	Class D	Class I
Effective January 28, 2022:
Offering Price, Per Share	$33.64	$32.19	$30.35	$31.18
Selling Commissions, Per Share	2.02	0.97	—	—
Placement Agent / Dealer Manager Fees, Per Share	0.84	0.56	—	—
Effective February 25, 2022:
Offering Price, Per Share	$33.98	$32.48	$30.65	$31.50
Selling Commissions, Per Share	2.04	0.97	—	—
Dealer Manager Fees, Per Share	0.85	0.57	—	—
Effective March 24, 2022:
Offering Price, Per Share	$33.97	$32.44	$30.62	$31.49
Selling Commissions, Per Share	2.04	0.97	—	—
Dealer Manager Fees, Per Share	0.85	0.57	—	—
Capital Transactions
During the period January 1, 2022 through March 28, 2022, the Company received additional net proceeds from the Public Offering and its distribution reinvestment plan of the following:

	Proceeds from Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	102,283	$3,404,361	$(234,035)	$3,170,326	10,698	$330,988	112,981	$3,501,314	$30.99
Class T	40,504	1,308,250	(60,432)	1,247,818	8,231	253,154	48,735	1,500,972	30.80
Class D	70,157	2,143,000	—	2,143,000	5,393	164,194	75,550	2,307,194	30.54
Class I	493,689	15,458,388	—	15,458,388	24,666	773,117	518,355	16,231,505	31.31
	706,633	$22,313,999	$(294,467)	$22,019,532	48,988	$1,521,453	755,621	$23,540,985	$31.15

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Item 9B.     Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2022.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2022.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2022.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2022.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
1.    The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:
(i)    LD Parent, Inc.
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Year Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(b)     Exhibits
The following exhibits are filed or incorporated as part of this report.

1.1*	Managing Dealer Agreement dated as of October 21, 2021 between CNL Strategic Capital, LLC and CNL Securities Corp.

1.2	Form of Participating Broker Agreement (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1/A (File No. 333-253295) filed with the SEC on September 17, 2021).

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

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on November 1, 2021).

4.3	Third Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2021).

4.4
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

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

10.7
Escrow Letter Agreement relating to the Escrow Agreement dated February 14, 2018, as supplemented and amended, by and among CNL Strategic Capital, LLC and CNL Securities Corp. (incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form s-1 (File No. 333-253295) filed with the SEC on October 22, 2021).

10.8
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

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

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

10.15
Stock Contribution and Purchase Agreement dated June 26, 2019 by and between Michael Auriemma and Roundtable Acquisition, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q filed with the SEC on August 8, 2019).

10.16
Second Amended and Restated Loan Agreement dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.17
Second Amended and Restated Promissory Note dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.18
 Second Amended and Restated Assignment and Pledge of Deposit Account Agreement dated September 16, 2021 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.19
Second Amended and Restated Guaranty dated September 16, 2021 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.20
Second Amended and Restated Pledge and Security Agreement dated September 16, 2021 by and between CNL Strategic Capital, LLC and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.21
LOC Increase Promissory Note dated September 16, 2021 by and between CNL Strategic Capital B, Inc. and United Community Bank (d/b/a Seaside Bank and Trust) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2021).

10.22
Purchase Agreement dated April 1, 2021 by and among Huron Title Buyer, LLC and certain sellers of the ATA Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.23
Stock Purchase Agreement dated October 7, 2021, by and among Douglas Machines Buyer, Inc., Douglas Machines Corp., and Douglas Acquisition Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.24
Note Purchase Agreement dated October 7, 2021, by and among Douglas Machines Buyer, Inc., Douglas Machines Corp., Douglas Machines Holdings, LLC, and DM Strategic Capital DebtCo, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

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

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

LD Parent, Inc.
Consolidated Financial Statements
As of and for the Years Ended December 31, 2021 and 2020

LD Parent, Inc.

Contents

Independent Auditor’s Report	99-100

Consolidated Financial Statements

Balance Sheets as of December 31, 2021 and 2020	102

Statements of Operations for the Years Ended December 31, 2021 and 2020	103

Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2021 and 2020	104

Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	105

Notes to Consolidated Financial Statements	106-119

Independent Auditor’s Report

Board of Directors
LD Parent, Inc.
Holmdel, NJ

Opinion

We have audited the consolidated financial statements of LD Parent, Inc. and its Subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Woodbridge, NJ
March 15, 2022

Consolidated Financial Statements

LD Parent, Inc.

Consolidated Balance Sheets

December 31,	2021	2020
Assets
Current assets:
Cash and equivalents	$8,732,708	$4,110,402
Receivables from franchisees, net	2,372,353	2,274,041
Inventories, net	2,089,690	1,380,315
Income tax receivable	82,526	127,731
Prepaid expenses and other current assets	648,577	493,754
Total current assets	13,925,854	8,386,243
Non-current assets:
Property, plant and equipment, net	2,203,168	2,191,612
Intangible assets, net	44,179,821	46,488,237
Goodwill	37,507,174	37,507,174
Receivables from franchisees, net of current portion	3,501,057	4,691,881
Prepaid commissions	4,903,326	3,707,228
Other assets	14,422	14,422
Total non-current assets	92,308,968	94,600,554
Total assets	$106,234,822	$102,986,797
Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$307,000	$200,000
Accounts payable and accrued expenses	3,449,294	3,473,562
Deferred revenue	1,002,536	737,227
Advertising funds	1,194,151	1,370,601
Franchisee deposits	1,726,700	1,559,319
Other current liabilities	281,215	329,185
Total current liabilities	7,960,896	7,669,894
Non-current liabilities:
Long-term debt, net of current portion	29,262,943	19,088,125
Related party notes	18,000,000	18,000,000
Deferred income taxes	9,424,034	10,743,239
Deferred revenue, net of current portion	6,612,161	5,249,943
Other non-current liabilities	276,792	304,408
Total non-current liabilities	63,575,930	53,385,715
Total liabilities	71,536,826	61,055,609
Commitments and contingencies
Stockholder’s equity:
Parent Contribution	$35,197,728	$42,323,979
Total LD Parent, Inc. stockholder’s equity	35,197,728	42,323,979
Non-controlling interest	(499,732)	(392,791)
Total stockholder’s equity	34,697,996	41,931,188
Total liabilities and stockholder’s equity	$106,234,822	$102,986,797
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Operations

Years Ended December 31,	2021	2020
Revenues:
Operating revenues	$29,472,426	$24,873,100
Initial franchise fees	4,558,458	2,961,274
Interest, service charges and other income	987,206	842,416
Net revenues	35,018,090	28,676,790
Costs and expenses:
Operating and training	2,542,400	2,226,186
Manufacturing	3,027,378	2,758,728
Selling, general and administrative	21,469,099	18,077,653
Total expenses	27,038,877	23,062,567
Income from operations	7,979,213	5,614,223
Other expense:
Interest expense, net	4,710,194	4,169,309
Income before income taxes	3,269,019	1,444,914
Income taxes:
Income tax expense	(831,897)	(371,274)
Consolidated net income	2,437,122	1,073,640
Less: Net loss attributable to the non-controlling interest	(106,941)	(213,666)
Net income attributable to LD Parent, Inc.	$2,544,063	$1,287,306
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	LD Parent, Inc.	Non-controlling interest	Total Stockholder’s Equity
Balance, December 31, 2019	$44,123,317	$(179,125)	$43,944,192
Parent contribution	754,754	—	754,754
Parent distributions	(4,100,000)	—	(4,100,000)
Stock-based compensation expense	258,602	—	258,602
Net income (loss)	1,287,306	(213,666)	1,073,640
Balance, December 31, 2020	$42,323,979	$(392,791)	$41,931,188
Parent contribution	750,823	—	750,823
Parent distributions	(10,770,250)	—	(10,770,250)
Stock-based compensation expense	349,113	—	349,113
Net income (loss)	2,544,063	(106,941)	2,437,122
Balance, December 31, 2021	$35,197,728	$(499,732)	$34,697,996
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,	2021	2020
Cash flows from operating activities:
Consolidated net income	$2,437,122	$1,073,640
Adjustments to reconcile consolidated net income to net cash flows provided by operating activities:
Bad debt expense	196,115	401,392
Depreciation	198,944	192,192
Amortization	2,308,416	2,308,416
Deferred income taxes	(1,319,205)	(1,031,067)
Stock-based compensation expense	349,113	258,602
Amortization of debt issuance costs	75,568	53,700
Changes in operating assets and liabilities:
Receivables from franchisees	896,397	957,103
Inventories	(709,375)	258,062
Income tax receivable	45,204	51,311
Prepaid commission	(154,823)	(1,709,436)
Prepaid expenses and other current assets	(1,196,098)	(58,979)
Accounts payable and accrued expenses	(24,268)	850,962
Deferred revenue	1,627,526	1,998,112
Advertising funds	(176,450)	280,928
Franchisee deposits	167,381	894,144
Other current liabilities	(47,970)	167,940
Other liabilities	(27,614)	(22,059)
Net cash flows provided by operating activities	4,645,983	6,924,963
Cash flows from investing activity:
Purchases of property, plant and equipment	(210,500)	(41,153)
Net cash flows used in investing activity	(210,500)	(41,153)
Cash flows from financing activities:
Parent contribution	750,823	754,754
Proceeds from long-term debt	10,700,000	—
Repayment for long-term debt	(226,750)	(200,000)
Parent distributions	(10,770,250)	(4,100,000)
Payment of debt issuance costs	(267,000)	—
Net cash flows provided by (used in) financing activities	186,823	(3,545,246)
Net increase in cash and equivalents	4,622,306	3,338,564
Cash and equivalents, beginning of period	4,110,402	771,838
Cash and equivalents, end of period	$8,732,708	$4,110,402
Supplemental cash flow information:
Interest paid	$4,493,143	$4,023,729
Income taxes paid	2,105,858	1,346,628
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

On April 20, 2018, the Company acquired a controlling interest in Mosquito Hunters, LLC (“Mosquito Hunters”). The Company has been able to expand their services in the pest industry as a result of this acquisition. As the Company has effective control in significant decision-making areas, the Company includes Mosquito Hunters in its consolidated financial statements.

On May 24, 2019, the Company acquired a controlling interest in Ecomaids LLC (“Ecomaids”), a franchisor of residential cleaning services. Ecomaids specializes as an innovator of environmentally responsible, non-toxic residential cleaning services for families throughout the United States. The Company believes this acquisition furthers its strategy of both growing organically and also through the acquisition of additional home service brands. The Company has been able to expand their services in the home cleaning as a result of this acquisition. As the Company has effective control in significant decision-making areas, the Company includes Ecomaids in its consolidated financial statements.

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

3.Basis of Presentation and Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of LD Parent, Inc. & Subsidiaries include the accounts of Lawn Doctor, Inc. and its wholly-owned subsidiaries, Mosquito Hunters, LLC & Ecomaids, LLC (collectively the “Company”). The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and accounts have been eliminated in consolidation.

Non-controlling Interests
Non-controlling interests in consolidated subsidiaries are required to be classified as a separate component of equity in the Consolidated Balance Sheets and the amounts of net income and comprehensive income attributable to the non-controlling interests are included in consolidated net income on the face of the Consolidated Statements of Operations.

The accounts of Mosquito Hunters, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying Consolidated Balance Sheets as non-controlling interest in the amount of $(298,563) and $(283,006) at December 31, 2021 and 2020, respectively. Included in the years ended December 31, 2021 and 2020 Consolidated Statements of Operations is $(15,557) and $(61,557), of the non-controlling interest loss allocation due to the related partial ownership of Mosquito Hunters.

The accounts of Ecomaids, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $(201,169) and $(109,785) at December 31, 2021 and 2020, respectively. Included in the years ended December 31, 2021 and 2020 Consolidated Statements of Operations is $(91,384) and $(152,109), of the non-controlling interest loss allocation due to the related partial ownership of Ecomaids.

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

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

Years Ended December 31,	2021	2020
Operating Revenues:
Service/royalty fees	$19,789,537	$16,596,110
Part and equipment sales	2,788,043	2,478,087
Advertising revenue	6,894,846	5,798,903
Initial franchise fees	4,558,458	2,961,274
Interest, service charges, and other	987,206	842,416
Net Revenues	$35,018,090	$28,676,790

Service/royalty fees derived from franchises (“Service Fees”) are recognized as revenue when earned. Revenue from sales of parts and equipment are recognized, at the point in time which control is transferred, upon shipment. Interest income related to notes receivable and loans receivable is recorded as revenue when earned (and collection is reasonably assured) in accordance with the interest method.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

The Company provides franchisees with an option to finance initial franchise fees over a period of up to 96 months with interest at 12% per annum. Additionally, the Company has converted accounts receivable from certain franchisees to notes receivable. These financing arrangements entered into during the years ended December 31, 2021 and 2020 were $1,347,400 and $2,433,339, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying Consolidated Balance Sheets. As of December 31, 2021 and 2020, $3,159,942 and $4,364,798 was outstanding of which $906,133 and $981,171 was classified as a current asset, which represents the principal amounts due on the aggregate notes receivable, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying Consolidated Balance Sheets.

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

As of December 31, 2021, $1,605,023 was outstanding of which $357,777 was classified as a current asset. As of December 31, 2021, the Company recorded $406,475 as unearned interest of which $129,680 was classified within other current liabilities.

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

Shipping Costs
Costs to ship products to franchisees are expensed to manufacturing expenses as incurred. The Company recorded shipping costs of $211,803 and $129,121 for the years ended December 31, 2021 and 2020, respectively.

Cash and Equivalents

The Company considers money market funds and all other highly liquid debt instruments purchased with original maturity of three months or less to be cash equivalents.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Concentration of Credit Risk
The Company maintains its cash balances in a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

No one franchise or vendor exceeded 10% of the Company’s sales or purchases for the years ended December 31, 2021 and 2020.

No one franchise or vendor exceeded 10% of the Company’s accounts receivable or payables at December 31, 2021 and 2020.

Inventories, net
Inventories are stated at the lower of cost and net realizable value. Parts and materials, included as inventory, are evaluated annually by management for net realizable value and obsolescence. At December 31, 2021 and 2020, the reserve for inventory was $64,970 and $65,858, respectively.

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
Goodwill and Intangible Assets
As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued ASU 2011-08 which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In conjunction with management’s annual review of goodwill, the Company adopted the new guidance and concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There were no impairment indicators for the years ended December 31, 2021 and 2020.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Indefinite and Finite Lived Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite lived intangible assets are recorded at cost and are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Intangible assets which have finite useful lives are amortized using the straight-line method over their useful lives and consist of customer relationships, developed technology, know-how, and a non-compete. Finite lived intangible asset amortization expense was $2,308,416 and $2,308,416 for the years ended December 31, 2021 and 2020, respectively.

Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

Long-lived Assets
The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not have any long-lived assets impairment indicators during the years ended December 31, 2021 and 2020.

Debt Issuance Costs

Costs related to financing are being capitalized and amortized straight line, which approximates the effective interest method, over the term of the related debt facilities. Debt issuance costs were $303,307 and $111,875 as of December 31, 2021 and 2020, respectively, and are presented as a reduction to long-term debt in the Consolidated Balance Sheets. Amortization of deferred financing costs for the years ended December 31, 2021 and 2020 was $75,568 and $53,700, respectively, and is recorded in interest expense in the Consolidated Statements of Operations.

Income Taxes
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. As of December 31, 2021 and 2020, there was no impact to the consolidated financial statements relating to accounting for uncertainty in income taxes.

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

The Company’s material financial instruments at December 31, 2021 and 2020, for which disclosure of estimated value is required by certain accounting standards, consisted primarily of receivables from franchisees, accounts payable, accrued expenses, and debt. The carrying value of the term loan approximates fair value due to the variable interest rate associated with this financial instrument.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

Advertising Expenses
The Company expenses its advertising costs the first time the advertising takes place. All advertising costs are expensed as incurred. Total advertising expense recorded in selling, general, and administrative expense within the Consolidated Statements of Operations was $826,125 and $673,434 for the years ended December 31, 2021 and 2020, respectively.

The Company incurs regional advertising costs, which are repaid weekly by franchisees based upon their cash receipts. The balances are reported as prepaid or accrued expenses at year-end.

4.Receivables from Franchisees, net

December 31,	2021	2020
Amounts billed and currently receivable from franchisees	$1,752,855	$1,650,586
Notes receivable from franchisees	906,133	981,171
Net investment in sales type leases	357,777	358,623
Less: Allowance for doubtful accounts	(644,412)	(716,339)
Current portion	2,372,353	2,274,041
Notes receivable from franchisees	2,253,811	3,383,627
Net investment in sales type leases	1,247,246	1,308,254
Noncurrent portion	3,501,057	4,691,881
Receivables from Franchisees, net	$5,873,410	$6,965,922

The Company wrote off uncollectible accounts totaling $196,115 and $401,392 for the years ended December 31, 2021 and 2020, respectively.

5.Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

December 31,	2021	2020
Land	$440,304	$440,304
Building	1,126,624	1,126,624
Furniture, fixtures and other equipment	873,850	695,982
Leasehold improvements	484,020	451,388
	2,924,798	2,714,298
Less: accumulated depreciation	(721,630)	(522,686)
Property, plant and equipment, net	$2,203,168	$2,191,612

Depreciation expense totaled $198,944 and $192,192 for the years ended December 31, 2021 and 2020, respectively.

6.Other Assets

Other assets are summarized as follows:

December 31,	2021	2020
Security Deposits	$14,422	$14,422

LD Parent, Inc.

Notes to Consolidated Financial Statements

7.Intangibles, net

Intangibles are summarized as follows:

December 31,	2021	2020	Useful Life
Franchisee relationships	$34,100,000	$34,100,000	15 years
Trade name	12,094,580	12,094,580	Indefinite
Systems-in-place	6,800,000	6,800,000	Indefinite
Leasehold interest	193,000	193,000	5.5 years
	53,187,580	53,187,580
Less: accumulated amortization	(9,007,759)	(6,699,343)
Intangibles, net	$44,179,821	$46,488,237
Estimated future amortization expense of franchise relationships and leasehold interest at December 31, 2021 is as follows:

Years ending December 31,
2022	$2,308,416
2023	2,294,532
2024	2,273,333
2025	2,273,333
2026	2,273,333
2027 and thereafter	13,862,294
$25,285,241
8.Borrowing Arrangements

Credit Agreements
On February 7, 2018, in conjunction with the acquisition by CNLSC, the Company entered into an amendment to their Credit Agreement dated December 12, 2014. The amendment permitted the repayment of all of the outstanding principal amount of Subordinated Debt as of the date of the agreement, issuances up to $18,000,000 of subordinated second lien indebtedness, increase in the Term Loan by $6,000,000 and extended the maturity date to February 7, 2023. The amendment also contains revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. The Revolving Loan Commitment remained unchanged. The Revolving Loan Commitment was payable upon maturity on December 11, 2019. This was later amended in March 2019 to extend the maturity date to February 7, 2023 and clarify certain definitions in the prior amendment. The Credit Agreement was payable in quarterly principal installments of $50,000, commencing on March 31, 2018 until the maturity date on February 7, 2023, at which time the outstanding balance was to be due and payable.

On August 11, 2021, the Company entered into a new amendment to their Credit Agreement dated December 12, 2014. The amendment increased the Term Loan by $10,700,000 and extended the maturity date for the Term Loan as well as the Revolving Loan Commitment to February 7, 2025. The amendment was treated as a debt modification. The amendment also contained revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge coverage ratio and excess cash flow. The Revolving Loan Commitment remained unchanged. There were no outstanding borrowings under the revolving loan commitment at December 31, 2021 or 2020. The Revolving Loan Commitment bears interest of 0.50% of the unfunded portion.

LD Parent, Inc.

Notes to Consolidated Financial Statements

As a result of the amendment to the Credit Agreement in 2021, the quarterly principal installment increased to $76,750 from $50,000, commencing on December 31, 2021 until the maturity date on February 7, 2025, at which time the outstanding is to be due and payable. The Credit Agreement also provides for an annual mandatory prepayment of principal based on excess cash flow (as defined in the Credit Agreement). During the year ended December 31, 2021 and 2020, the Company did not make a prepayment based on excess cash flow. The Credit Agreement also provides for the maintenance of certain financial ratios, including leverage and fixed charge ratios. At December 31, 2021 and 2020, the Company was in compliance with all of its covenant requirements. At December 31, 2021 and 2020, $29,873,250 and $19,400,000 was outstanding on the Credit Agreement.

The interest rate on the Credit Agreement varies depending if the Term Loan is a Base Rate Loan or a LIBOR Loan. At December 31, 2021, the Company elected to treat the Credit Agreement as a LIBOR Loan, which carried an effective interest rate of 5.50%.

Repayment of the Credit Agreement is as follows:

Years ending December 31,
2022	$307,000
2023	18,307,000
2024	307,000
2025	28,952,250
$47,873,250

	2021	2020
Long-term debt	$29,873,250	$19,400,000
Less: Current portion	(307,000)	(200,000)
Less: Deferred financing costs	(303,307)	(111,875)
Long-term debt, net	$29,262,943	$19,088,125

Note Purchase Agreement

On February 7, 2018, in conjunction with the acquisition, the Company entered into a Note Purchase Agreement for an $18,000,000 aggregate principal amount of senior secured notes with related parties. The notes are subordinate to the Credit Agreement noted above. The notes contain an annual interest rate of 16% and mature on August 7, 2023. Payment of the notes is due in full on the maturity date. The Company may prepay the notes at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement is collateralized by substantially all assets of Lawn Doctor, Inc. and was guaranteed by the Company. The note purchase agreement contains certain restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. At December 31, 2021 and 2020, the Company was in compliance with all of its covenant requirements. At December 31, 2021 and 2020, $18,000,000 was outstanding on the Note Purchase Agreement with related parties.

LD Parent, Inc.

Notes to Consolidated Financial Statements

9.Commitments and Contingencies

Operating Leases
The Company leases its manufacturing facility and certain automobiles from unrelated parties under non-cancellable operating leases which expire on various dates through 2025. Future minimum rental payments under these leases are as follows:

Years ending December 31,
2022	$278,697
2023	169,576
2024	28,948
2025	12,655
$489,876

Total rent paid for facilities and equipment was $282,570 and $253,748 for the years ended December 31, 2021 and 2020, respectively.
Employment Agreement
The Company has an employment agreement with a key executive which provides for an annual base salary plus an incentive bonus which is payable upon the achievement of certain defined financial benchmarks. The agreement expired in December 2018 and was automatically renewed for an additional one-year term. The agreement will continue to renew automatically for an additional one-year term unless the agreement is earlier terminated by either party. The agreement also includes a non-compete clause should the employee be terminated under specific terms of the agreement.

Employee Benefit Plan
The Company has a 401(k) savings retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company on a pro rata basis. Contributions made to the plan by the Company, including fees, were $148,094 and $132,192 for the years ended December 31, 2021 and 2020, respectively.
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

LD Parent, Inc.

Notes to Consolidated Financial Statements

11.Income Taxes

Deferred income taxes result from timing differences in the recognition of income and expenses for income tax and financial reporting purposes.

Net deferred tax assets and liabilities are summarized as follows:

December 31,	2021	2020
Employee compensation	$348,096	$273,215
Accounts receivable	126,675	155,182
Inventory	16,158	16,379
Partnership interest	666,907	365,529
Deferred revenue	682,942	280,546
Deferred tax assets	1,840,778	1,090,851
Property and equipment	(327,611)	(316,798)
Intangible assets	(10,910,230)	(11,480,837)
Other	(26,971)	(36,455)
Deferred tax liabilities	(11,264,812)	(11,834,090)
Net deferred income tax liabilities	$(9,424,034)	$(10,743,239)
A summary of current and deferred income taxes included in the Consolidated Statements of Operations is as follows:

Year Ended December 31,	2021	2020
Current:
Federal	$1,640,600	$1,114,816
State	510,502	287,525
Current tax expense	2,151,102	1,402,341
Deferred:
Federal	(1,113,880)	(870,588)
State	(205,325)	(160,479)
Deferred benefit	(1,319,205)	(1,031,067)
Total tax expense (benefit)	$831,897	$371,274
The Company’s effective income tax rate reconciles with the federal statutory rate as follows:

Years Ended December 31,	2021	2020
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.3	4.4
Non-deductible expenses	0.1	0.1
Non-controlling interest	0.7	3.1
Return to provision adjustment	2.9	0.1
Stock-based compensation	(2.4)	(3.1)
Effective income tax rate on income before taxes	25.6%	25.6%

LD Parent, Inc.

Notes to Consolidated Financial Statements

The Company may be subject to examination by the Internal Revenue Service (IRS) as well as states for calendar year 2018 through 2021. The Company has not been notified of any federal income tax examinations.

12.Stock-Based Compensation

Share Options
Stock Options are issued by LD Parent pursuant to its 2018 Stock Incentive Plan (“the Plan”). The related stock-based compensation is pushed down to its subsidiary and recorded by the Company. The Company follows ASC 718, Share-Based Payment, for recording stock-based compensation. The fair value of each time-based and performance-based option award is estimated on the date of grant using a Black-Scholes option pricing model. These options, along with performance-based options, will be expensed when such events are deemed probable. Expected volatilities are based on historical volatility of an appropriate industry sector index and other factors. The expected term of options with fixed exercise prices is derived by using the midpoint between vesting and expiration as the expected term of the option grant which is permitted under the guidance. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the years ended December 31, 2021 and 2020.

A summary of assumptions is presented below in connection with 2018 grants:

Expected volatility	23%
Expected term (years)	5
Expected dividend yield	—
Risk-free interest rate	1.81%

	Stock Options
	Number of stock option shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at December 31, 2019	1,274	$3,931	8.30	821	453
Granted	—	—	—	—	—
Exercised	(192)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2020	1,082	$3,931	7.30	547	535
Granted	—	—	—	—	—
Exercised	(191)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2021	891	$3,931	6.30	177	714

The Company has time-based share-based compensation arrangements under the Plan, which vest over 5 years. In addition to time-based awards, the Company has performance-based awards which vest upon meeting certain financial metrics.

LD Parent, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020, the Company recorded expense of $349,113 and $258,602, respectively, in selling, general, and administrative expenses for stock-based compensation. Unamortized stock-based compensation at December 31, 2021 and 2020 was $167,391 and $516,504, respectively

13.Subsequent Events

Management has reviewed and evaluated all events and transactions as of March 15, 2022, the date that the consolidated financial statements were available for issuance.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2022.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 31, 2022
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2022
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 31, 2022
ARTHUR E. LEVINE

/s/ Mark D. Linsz	Director	March 31, 2022
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 31, 2022
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 31, 2022
ROBERT J. WOODY