Form 10-Q
period 2022-03-31
CNL Strategic Capital, LLC
filed 2022-05-13
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of May 11, 2022, the Company had 4,420,872 Class FA shares, 1,676,654 Class A shares, 1,761,125 Class T shares, 1,232,899 Class D shares, 6,434,499 Class I shares and 1,766,079 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $388,642 and $387,754, respectively)	$468,654	$455,997
Cash	75,566	58,704
Receivable for shares sold	12,864	—
Prepaid expenses and other assets	91	143
Total assets	557,175	514,844
Liabilities
Due to related parties (Note 5)	5,429	9,922
Payable for shares repurchased	5,240	509
Deferred tax liabilities, net	2,355	1,877
Distributions payable	1,680	1,566
Accounts payable and other accrued expenses	761	661
Total liabilities	15,465	14,535
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,421 and 4,559 shares outstanding, respectively	4	5
Class A Common shares, $0.001 par value, 94,660 shares authorized; 1,639 and 1,486 shares issued, respectively; 1,610 and 1,461 shares outstanding, respectively	2	1
Class T Common shares, $0.001 par value, 558,620 shares authorized, respectively; 1,747 and 1,654 shares issued, respectively; 1,695 and 1,609 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 1,181 and 1,020 shares issued, respectively; 1,170 and 1,009 shares outstanding, respectively	1	1
Class I Common shares, $0.001 par value, 94,660 shares authorized; 6,281 and 5,519 shares issued, respectively; 6,160 and 5,410 shares outstanding, respectively	6	5
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued and 1,766 shares outstanding	2	2
Capital in excess of par value	473,961	442,752
Distributable earnings	67,732	57,541
Total Members’ Equity	$541,710	$500,309

Net assets, Class FA shares	$147,112	$148,717
Net assets, Class A shares	50,399	44,958
Net assets, Class T shares	53,038	49,328
Net assets, Class D shares	36,225	30,607
Net assets, Class I shares	195,476	168,704
Net assets, Class S shares	59,460	57,995
Total Members’ Equity	$541,710	$500,309
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest income	$5,837	$3,058
Dividend income	5,905	901
Total investment income	11,742	3,959
Operating Expenses
Total return incentive fees	2,892	2,293
Base management fees	1,863	834
Organization and offering expenses	530	414
Professional services	423	385
Pursuit costs	160	—
Distribution and shareholder servicing fees	159	64
Custodian and accounting fees	121	54
Insurance expense	59	55
Director fees and expenses	51	51
General and administrative expenses	26	38
Total operating expenses	6,284	4,188
Expense support	—	(2,650)
Reimbursement of expense support	1,630	—
Net operating expenses	7,914	1,538
Net investment income before taxes	3,828	2,421
Income tax benefit	218	—
Net investment income	4,046	2,421
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	11,769	13,912
Net change in deferred taxes on investments	(696)	67
Net increase in net assets resulting from operations	$15,119	$16,400

Common shares information:
Net investment income per share	$0.25	$0.23
Net increase in net assets resulting from operations per share	$0.93	$1.53
Weighted average number of common shares outstanding	16,208	10,729

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	4,046	4,046
Net change in unrealized appreciation on investments	—	—	—	11,769	11,769
Net change in deferred taxes on investments	—	—	—	(696)	(696)
Distributions to shareholders	—	—	—	(4,928)	(4,928)
Issuance of common shares through the Public Offerings	1,118	1	34,883	—	34,884
Issuance of common shares through distribution reinvestment plan	50	—	1,566	—	1,566
Repurchase of common shares pursuant to share repurchase program	(160)	—	(5,240)	—	(5,240)
Balance as of March 31, 2022	16,822	$17	$473,961	$67,732	$541,710

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458	$10	$278,908	$30,044	$308,962
Net investment income	—	—	—	2,421	2,421
Net change in unrealized appreciation on investments	—	—	—	13,912	13,912
Net change in deferred taxes on investments	—	—	—	67	67
Distributions to shareholders	—	—	—	(3,290)	(3,290)
Issuance of common shares through the Public Offerings	844	1	24,857	—	24,858
Issuance of common shares through distribution reinvestment plan	26	—	758	—	758
Repurchase of common shares pursuant to share repurchase program	(41)	—	(1,211)	—	(1,211)
Balance as of March 31, 2021	11,287	$11	$303,312	$43,154	$346,477

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net increase in net assets resulting from operations	$15,119	$16,400
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(1,125)	—
Net change in unrealized appreciation on investments	(11,769)	(13,912)
Proceeds from return of capital on investments	237	—
Amortization of deferred offering expenses	—	35
Amortization of deferred financing costs	5	16
Decrease in due to related parties	(4,493)	(1,346)
Increase in accounts payable and other accrued expenses	100	179
Increase in deferred offering expenses	—	(7)
Increase (decrease) in deferred tax liability, net	478	(67)
Decrease in prepaid expenses and other assets	47	64
Net cash (used in) provided by operating activities	(1,401)	1,362
Financing Activities:
Proceeds from issuance of common shares	22,020	24,858
Shares repurchased	(509)	(1,969)
Distributions paid, net of distributions reinvested	(3,248)	(2,426)
Net cash provided by financing activities	18,263	20,463
Net increase in cash	16,862	21,825
Cash, beginning of period	58,704	82,688
Cash, end of period	$75,566	$104,513
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$1,566	$758
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,680	$1,123
Offering costs	$195	$161
Payable for shares repurchased	$5,240	$1,211

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2022
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien – 18.8%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Note – Second Lien – 9.4%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Total Senior Secured Notes – Second Lien					50,942	50,942
Total Senior Secured Notes					152,542	152,542
Equity – 58.4%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$42,383
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	39,390
Blue Ridge ESOP Associates	Business Services			9,859	9,859	15,344
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			46,759	46,759	46,760
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	35,866
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	29,226
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	61,294
Milton Industries Inc.	Engineered Products			6,647	6,647	10,113
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	22,500
Resolution Economics, LLC	Business Services			7,166	7,129	13,236
Total Equity					236,100	316,112
TOTAL INVESTMENTS – 86.6%					$388,642	$468,654
OTHER ASSETS IN EXCESS OF LIABILITIES – 13.4%						73,056
NET ASSETS – 100.0%						$541,710
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of March 31, 2022, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien – 23.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					116,600	116,600
Senior Secured Note – Second Lien – 7.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Total Senior Secured Notes – Second Lien					35,942	35,942
Total Senior Secured Notes					152,542	152,542
Equity – 60.7%
ATA Holding Company, LLC(3)	Real Estate Services			36,980	$36,000	$41,612
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	40,902
Blue Ridge ESOP Associates	Business Services			9,859	9,859	12,731
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			46,759	46,759	46,760
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	35,500
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	24,117
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	28,013	56,806
Milton Industries, Inc.	Engineered Products			6,647	6,647	9,286
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	24,116
Resolution Economics, LLC	Business Services			7,166	7,129	11,625
Total Equity					235,212	303,455
TOTAL INVESTMENTS – 91.2%					$387,754	$455,997
OTHER ASSETS IN EXCESS OF LIABILITIES – 8.8%						44,312
NET ASSETS – 100.0%						$500,309
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
FOR THE THREE MONTHS ENDED MARCH 31, 2022

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
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which included up to $100.0 million of shares pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Upon commencement of the Follow-On Public Offering, the Initial Registration Statement was deemed terminated.
Through the Follow-On Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares”). There are differing selling fees and commissions and dealer manager fees for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Follow-On Public Offering (excluding sales pursuant to its distributions investment plan). See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” for additional information related to the Public Offerings.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic and the spread and severity of COVID-19 variants, (ii) the effectiveness of the United States public health response, including the efficacy of the vaccines or other remedies and the speed of their distribution and administration, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on its portfolio companies.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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
Organization and Offering Expenses
Organization expenses are expensed on the Company’s condensed consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
Distribution and Shareholder Servicing Fees
The Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in the Company’s condensed consolidated statements of operations as they are incurred.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 8. “Borrowings”) are deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs is included in general and administrative expense in the Company’s condensed consolidated statements of operations.
Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, organization and offering expenses, distribution and shareholder servicing fees, expense support (reimbursement) and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such expenses are attributable to the particular share classes, as determined by the Company’s board of directors, the Company’s governing agreements and, in certain cases, expenses which are specifically identifiable to a share class.
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
Income Taxes
Under GAAP, the Company is subject to the provisions of ASC 740, “Income Taxes.” The Company follows the authoritative guidance on accounting for uncertainty in income taxes and concluded it has no material uncertain tax positions to be recognized at this time. If applicable, the Company will recognize interest and penalties related to unrecognized tax benefits as income tax expense in the Company’s condensed consolidated statements of operations.
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
During the three months ended March 31, 2022 and 2021, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021, 2020 and 2019 remain subject to examination by major tax jurisdictions.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

3. Investments
In February 2022, the Company made an additional equity investment in ATA of $1.1 million.
The Company’s investment portfolio is summarized as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	21.7%	18.8%
Second lien	50,942	50,942	10.8	9.4
Total senior secured debt	152,542	152,542	32.5	28.2
Equity	236,100	316,112	67.5	58.4
Total investments	$388,642	$468,654	100.0%	86.6%

	As of December 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$116,600	$116,600	25.6%	23.3%
Second lien	35,942	35,942	7.9	7.2
Total senior secured debt	152,542	152,542	33.5	30.5
Equity	235,212	303,455	66.5	60.7
Total investments	$387,754	$455,997	100.0%	91.2%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.3% and have weighted average remaining years to maturity of 4.8 years as of March 31, 2022. The note purchase agreements contain customary covenants and events of default. As of March 31, 2022, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of March 31, 2022 and December 31, 2021, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of March 31, 2022 and December 31, 2021 were as follows:

Industry	March 31, 2022	December 31, 2021
Real Estate Services	16.8%	17.2%
Commercial and Professional Services	16.3	15.8
Visual Safety Solutions	14.8	15.2
Information Services and Advisory Solutions	11.4	12.1
Healthcare Supplies	11.4	10.6
Sanitation Products	10.9	11.1
Hobby Goods and Supplies	8.2	8.7
Engineered Products	2.9	2.8
Business Services	7.3	6.5
Total	100.0%	100.0%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
All investment positions held at March 31, 2022 and December 31, 2021 were denominated in U.S. dollars and located in the United States based on their country of domicile.
In May 2022, the Company acquired a controlling equity interest and made a debt investment in Vektek Holdings, LLC (“Vektek”) and its subsidiaries totaling approximately $81.3 million. See Note 13. “Subsequent Events” for additional information.
Summarized Portfolio Company Financial Information
The following tables present unaudited summarized operating data for the Company’s portfolio companies in which it owned a controlling equity interest during the three months ended March 31, 2022 and 2021, and summarized balance sheet data as of March 31, 2022 (unaudited) and December 31, 2021, as applicable (in thousands):
Summarized Operating Data

	Three Months Ended March 31, 2022
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion
Revenues	$9,664	$5,823	$3,543	$9,606	$14,158	$5,399	$3,619
Expenses	(8,868)	(5,391)	(3,724)	(8,767)	(15,574)	(5,824)	(2,833)
Income (loss) before taxes	796	432	(181)	839	(1,416)	(425)	786
Income tax (expense) benefit	(203)	(124)	43	(185)	—	104	(228)
Consolidated net income (loss)	593	308	(138)	654	(1,416)	(321)	558
Net loss attributable to non-controlling interests	39	—	—	—	—	—	—
Net income (loss)	$632	$308	$(138)	$654	$(1,416)	$(321)	$558

	Three Months Ended March 31, 2021
	Lawn Doctor	Polyform	Roundtables	HSH
Revenues	$8,794	$6,793	$2,852	$7,963
Expenses	(7,978)	(5,312)	(2,971)	(7,535)
Income (loss) before taxes	816	1,481	(119)	428
Income tax (expense) benefit	(224)	(423)	26	(94)
Consolidated net income (loss)	592	1,058	(93)	334
Net loss attributable to non-controlling interests	75	—	—	—
Net income (loss)	$667	$1,058	$(93)	$334
Summarized Balance Sheet Data

	As of March 31, 2022
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion
Current assets	$12,135	$10,333	$10,759	$14,354	$5,571	$13,684	$3,628
Non-current assets	91,009	28,584	61,307	38,697	90,606	35,528	65,710
Current liabilities	9,592	2,136	13,374	6,715	5,806	5,210	372
Non-current liabilities	63,818	21,548	19,786	28,481	43,458	15,711	22,500
Non-controlling interests	(539)	—	—	—	—	—	—
Stockholders’ equity	30,273	15,233	38,906	17,855	46,913	28,291	46,466
Ownership percentage(1)	61%	87%	81%	75%	75%	90%	99%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	As of December 31, 2021
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion
Current assets	$13,926	$9,940	$2,043	$14,260	$10,029	$13,177	$3,084
Non-current assets	92,309	28,948	61,955	39,653	90,510	40,311	66,182
Current liabilities	7,961	2,290	4,738	7,341	9,002	4,159	420
Non-current liabilities	63,576	21,557	19,771	28,536	43,458	15,711	22,500
Non-controlling interests	(500)	—	—	—	—	—	—
Stockholders’ equity	35,198	15,041	39,489	18,036	48,079	33,618	46,346
Ownership percentage(1)	61%	87%	81%	75%	75%	90%	99%
FOOTNOTE:
(1)    Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$152,542	$152,542	$—	$—	$152,542	$152,542
Equity	—	—	316,112	316,112	—	—	303,455	303,455
Total investments	$—	$—	$468,654	$468,654	$—	$—	$455,997	$455,997
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$152,542	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% – 13.5% (11.3%) 5.0x – 14.3x (10.0x) 6.5x – 13.0x (10.5x)	Decrease Increase Increase
Equity	316,112	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.0% – 13.5% (11.3%) 5.0x – 14.3x (10.0x) 6.5x – 13.0x (10.5x)	Decrease Increase Increase
Total	$468,654

December 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$130,042	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	22,500	Transaction Precedent	Transaction Price	N/A	N/A
Equity	256,695	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	46,760	Transaction Precedent	Transaction Price	N/A	N/A
Total	$455,997
FOOTNOTES:
(1)    Discount rates are relative to the enterprise value of the portfolio companies and are not the market yields on the associated debt investments. Unobservable inputs were weighted by the relative fair value of the investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(2)    This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	—	1,125	1,125
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	11,769	11,769
Fair value balance as of March 31, 2022	$152,542	$316,112	$468,654
Change in net unrealized appreciation on investments held as of March 31, 2022(2)	$—	$11,769	$11,769

	Three Months Ended March 31, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042	$153,155	$231,197
Net change in unrealized appreciation(2)	—	13,912	13,912
Fair value balance as of March 31, 2021	$78,042	$167,067	$245,109
Change in net unrealized appreciation on investments held as of March 31, 2021(2)	$—	$13,912	$13,912
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
(2)    Included in net change in unrealized appreciation on investments in the condensed consolidated statements of operations

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, receive fees and compensation in connection with the Public Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
Managing Dealer
Commissions — The Company pays CNL Securities Corp. (the “Managing Dealer”), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Follow-On Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Dealer Manager Fee — The Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Follow-On Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of such dealer manager fees to participating broker-dealers.
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
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised through the Public Offerings of approximately $0.5 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. The Manager and the Sub-Manager have incurred additional organization and offering costs of approximately $4.0 million on behalf of the Company in connection with the Public Offerings (exceeding the respective limitations) as of March 31, 2022. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $1.9 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $2.9 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the years ended December 31, 2022 and 2021, the High Water Marks were as follows:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2022	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
December 31, 2021	29.97	28.76	28.67	28.24	29.06	30.08
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Since inception and through March 31, 2021, the Company received cumulative Expense Support of approximately $5.1 million. The Company recorded Expense Support due from the Manager and Sub-Manager of approximately $2.6 million during the three months ended March 31, 2021, which was ultimately reversed as the Company reimbursed approximately $1.8 million of Expense Support to the Manager and Sub-Manager for the year ended December 31, 2021. As of March 31, 2022, the amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $3.2 million. The Company recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $1.6 million during the three months ended March 31, 2022.
The following table summarizes Expense Support received (excluding years for which reimbursement eligibility has expired), Expense Support reimbursed and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of March 31, 2022 (in thousands):

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Expense Support Subject to Reimbursement(2)	Reimbursement Eligibility Expiration
December 31, 2019	$1,372	$(970)	$402	March 31, 2023
December 31, 2020	3,301	(509)	2,792	March 31, 2024
	$4,673	$(1,479)	$3,194
 FOOTNOTES:
(1)Represents Expense Support reimbursed to the Manager and Sub-Manager accrued as of December 31, 2021 and paid during the three months ended March 31, 2022, related to Expense Support received for the years ended December 31, 2020 and 2019. The Company also reimbursed $(353) related to Expense Support received for the year ended December 31, 2018.
(2)Represents remaining Expense Support that is subject to reimbursement, which is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement. During the three months ended March 31, 2022, management accrued reimbursement of expense support of $1,630. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of March 31, 2022.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million and 0.6 million shares as of March 31, 2022 and 2021, respectively and received distributions from the Company of approximately $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Related party fees and expenses incurred for the three months ended March 31, 2022 and 2021 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2022	2021
Managing Dealer	Managing Dealer Agreement: Commissions	$287	$254
	Dealer manager fees	148	131
	Distribution and shareholder servicing fees	159	64
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	530	386
	Base management fees(1)	1,863	834
	Total return incentive fees(1)	2,892	2,293
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	—	(2,650)
	Reimbursement of Expense Support	1,630	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	22	28
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	160	—
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
The following table presents amounts due to related parties as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Total return incentive fee	$2,892	$7,283
Reimbursement of Expense Support	1,630	1,831
Base management fees	650	578
Organization and offering expenses	195	176
Distribution and shareholder servicing fees	56	53
Reimbursement of third-party operating expenses and pursuit costs	6	1
Total due to related parties	$5,429	$9,922

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the three months ended March 31, 2022 and 2021 (three record dates). Declared distributions are paid and reinvested monthly in arrears. The following table reflects the total distributions declared during the three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Three Months Ended March 31,
	2022			2021
Distribution Period(5)	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
	$4,928	$1,630	$3,298	$3,290	$789	$2,501
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 - March 31, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 - March 31, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$4,046	82.1%	$2,421	73.6%
Distributions in excess of net investment income(2)	882	17.9	869	26.4
Total distributions declared	$4,928	100.0%	$3,290	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support (reimbursement) of $(1,630) and $2,650 for the three months ended March 31, 2022 and 2021, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In March 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 28, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2022, the public offering price was $33.97 per Class A share, $32.44 per Class T share, $30.62 per Class D share and $31.49 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Three Months Ended March 31, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	140	$4,658	$(307)	$4,351	12	$375	152	$4,726	$31.01
Class T	85	2,744	(128)	2,616	8	253	93	2,869	30.85
Class D	156	4,773	—	4,773	5	164	161	4,937	30.58
Class I	737	23,144	—	23,144	25	774	762	23,918	31.37
	1,118	$35,319	$(435)	$34,884	50	$1,566	1,168	$36,450	$31.21

	Three Months Ended March 31, 2021
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	96	$3,040	$(226)	$2,814	10	$303	106	$3,117	$29.19
Class T	109	3,347	(159)	3,188	3	97	112	3,285	29.25
Class D	61	1,763	—	1,763	3	76	64	1,839	28.81
Class I	578	17,093	—	17,093	10	282	588	17,375	29.60
	844	$25,243	$(385)	$24,858	26	$758	870	$25,616	$29.45

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(3)Approximately $12.9 million of net proceeds for shares sold and issued on March 31, 2022 was received in cash in April 2022. The proceeds are recorded in receivable for shares sold in the condensed consolidated statement of assets and liabilities as of March 31, 2022.
Share Repurchase Program
In accordance with the Share Repurchase Program, the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares is limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless the Company’s board of directors determines otherwise, the Company limits the number of shares to be repurchased during any calendar quarter to the number of shares the Company can repurchase with the proceeds received from the sale of shares under its distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the three months ended March 31, 2022 and 2021, the Company received requests for the repurchase of approximately $5.2 million and $1.2 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable periods by approximately $3.8 million and $0.5 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	138	$4,555	$33.00
Class A	5	147	31.08
Class T	5	157	30.90
Class D	—	8	30.62
Class I	12	373	31.49
Three Months Ended March 31, 2022	160	$5,240	$32.76

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	2	$62	$30.95
Class A	14	411	29.65
Class T	11	325	29.53
Class D	4	116	29.11
Class I	10	297	29.97
Three Months Ended March 31, 2021	41	$1,211	$29.71
As of March 31, 2022 and December 31, 2021, the Company had a payable for shares repurchased of approximately $5.2 million and $0.5 million, respectively, which were paid in April and January 2022, respectively.
Share Conversions
Class T and Class D shares are converted into Class A shares once the maximum amount of distribution and shareholder servicing fees for those particular shares has been met. The shares to be converted are multiplied by the applicable conversion rate, the numerator of which is the net asset value per share of the share class being converted and the denominator of which is the net asset value per Class A share.
During the three months ended March 31, 2022, 1,704 Class T shares were converted to 1,688 Class A shares at a conversion rate of 0.99. There were no share conversions during the three months ended March 31, 2021.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
8. Borrowings
In September 2021, the Company entered into a second amended and restated loan agreement (the “Loan Agreement”) and related promissory note with United Community Bank (d/b/a Seaside Bank and Trust, referred to as “Seaside”) for a $25.0 million line of credit (the “Line of Credit”). The Loan Agreement amended and replaced the previous loan agreements between the Company and Seaside dated June 2019, as amended. The Line of Credit is available for advances through August 16, 2022.
The Company is required to pay a fee to Seaside with each advance under the Loan Agreement in an amount equal to 0.05% of the amount of each borrowing with a maximum fee of $20,000 over a 364-day period. Under the Loan Agreement, the Company is required to pay interest on the borrowed amount at a rate per year equal to the greater of (a) the 30-day LIBOR plus 2.75% and (b) 3.00%. Interest payments are due monthly in arrears. The Company may prepay, without penalty, all or any part of the borrowings under the Loan Agreement at any time and such borrowings are required to be repaid within 180 days or 60 days (depending on the facility drawn upon) of the borrowing date. Under the Loan Agreement, the Company is required to comply with certain covenants including the provision of financial statements on a quarterly basis, a restriction from incurring any debt, and restrictions on the transfer and sale of assets held by certain subsidiaries. Additionally, the Company has a covenant related to its fair market value of investments as a multiple of borrowings outstanding.
In connection with the Loan Agreement, in September 2021, the Company entered into an amended assignment and pledge of deposit account agreement (“Deposit Agreement”) in favor of the lender under the Line of Credit. Under the Deposit Agreement, the Company is required to contribute proceeds from the Public Offerings to pay down the outstanding debt to the extent there are any borrowings outstanding under the Loan Agreement above the minimum cash balance of $2.5 million.
The Company had not borrowed any amounts under the Line of Credit as of March 31, 2022.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Current:
Federal	$(174)	$—
State	(44)	—
Total current tax benefit	(218)	—
Deferred:
Federal	512	(46)
State	184	(21)
Total deferred tax expense (benefit)	696	(67)
Income tax expense (benefit)	$478	$(67)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets:
Carryforwards for net operating loss	$779	$533
Other	19	18
Valuation Allowance	(23)	(22)
Total deferred tax assets	775	529
Deferred tax liabilities:
Investment basis	—	—
Unrealized appreciation on investments	(3,130)	(2,406)
Total deferred tax liabilities	(3,130)	(2,406)
Deferred tax liabilities, net	$(2,355)	$(1,877)

10. Concentrations of Risk
The Company had three portfolio companies (Lawn Doctor, Polyform and HSH) which met at least one of the significance tests under Rule 8-03(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations, which would impact its ability to make distributions to shareholders.

11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of organization and offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2022, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Three Months Ended March 31, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income, before reimbursement of Expense Support(1)	0.49	0.29	0.21	0.24	0.28	0.47
Reimbursement of Expense Support(1)(2)	(0.20)	(0.13)	—	—	(0.10)	—
Net investment income(1)	0.29	0.16	0.21	0.24	0.18	0.47
Net realized and unrealized gains, net of taxes(1)(3)	0.68	0.68	0.66	0.66	0.68	0.67
Net increase resulting from investment operations	0.97	0.84	0.87	0.90	0.86	1.14
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$33.28	$31.31	$31.28	$30.97	$31.73	$33.67

Net assets, end of period	$147,112	$50,399	$53,038	$36,225	$195,476	$59,460
Average net assets(5)	$149,800	$46,920	$50,365	$31,922	$178,731	$58,456
Shares outstanding, end of period	4,421	1,610	1,695	1,170	6,160	1,766
Distributions declared	$1,424	$473	$408	$294	$1,777	$552
Total investment return based on net asset value before total return incentive fee(6)	3.34%	3.40%	3.55%	3.68%	3.43%	3.88%
Total investment return based on net asset value after total return incentive fee(6)	2.95%	2.75%	2.85%	2.98%	2.78%	3.49%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.33%	0.80%	0.98%	1.00%	0.83%	0.37%
Total operating expenses before reimbursement of Expense Support	0.66%	1.49%	1.71%	1.77%	1.53%	0.75%
Total operating expenses after reimbursement of Expense Support	1.24%	1.91%	1.71%	1.77%	1.85%	0.75%
Net investment income before total return incentive fee(8)	1.22%	1.20%	1.41%	1.55%	1.28%	1.80%
Net investment income	0.90%	0.52%	0.68%	0.78%	0.58%	1.42%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Three Months Ended March 31, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income (loss) before Expense Support(1)	0.10	(0.13)	(0.21)	(0.17)	(0.20)	0.06
Expense Support(1)(2)	0.18	0.28	0.24	0.25	0.37	0.25
Net investment income(1)	0.28	0.15	0.03	0.08	0.17	0.31
Net realized and unrealized gains, net of taxes(1)(3)	1.28	1.28	1.29	1.29	1.29	1.27
Net increase resulting from investment operations	1.56	1.43	1.32	1.37	1.46	1.58
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$31.22	$29.88	$29.74	$29.33	$30.21	$31.35

Net assets, end of period	$142,896	$33,685	$22,485	$15,062	$76,841	$55,510
Average net assets(5)	$139,658	$31,449	$19,893	$13,486	$63,678	$54,199
Shares outstanding, end of period	4,577	1,127	756	514	2,544	1,770
Distributions declared	$1,431	$335	$170	$132	$668	$553
Total investment return based on net asset value before total return incentive fee(6)(8)	5.20%	5.05%	4.73%	4.99%	5.06%	5.29%
Total investment return based on net asset value after total return incentive fee(6)	5.20%	5.01%	4.63%	4.88%	5.06%	5.29%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and Expense Support	0.34%	0.72%	1.08%	0.89%	0.98%	0.44%
Total operating expenses before Expense Support	0.85%	1.72%	2.04%	1.90%	2.01%	0.96%
Total operating expenses after Expense Support	0.25%	0.75%	1.20%	1.03%	0.76%	0.16%
Net investment income before total return incentive fee(8)	0.92%	0.54%	0.22%	0.42%	0.57%	1.02%
Net investment income	0.92%	0.51%	0.10%	0.28%	0.57%	1.02%
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
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(5)The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.
(6)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Total returns before total return incentive fees also exclude related Expense Support, if applicable. See footnote (8) below for information regarding the percentage of total return incentive fees covered by Expense Support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related Expense Support as a percentage of average net assets. For the three months ended March 31, 2022, none of the total return incentive fees were covered by Expense Support as the Company recorded reimbursement of Expense Support during this period. For the three months ended March 31, 2021, 100% of total return incentive fees for Class FA, Class I and Class S shares were covered by Expense Support and approximately 97%, 88% and 86% of total return incentive fees for Class A, Class T and Class D shares, respectively, were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
13. Subsequent Events
Investments
In May 2022, the Company, through a wholly-owned subsidiary, acquired an approximate 84% equity ownership interest in Vektek for consideration of approximately $56.9 million, subject to certain post-closing adjustments (the “Acquisition”). Additionally, on the closing date of the Acquisition, the Company, through a wholly-owned subsidiary, made a debt investment of approximately $24.4 million in the form of a senior secured note issued by Vektek.
Distributions
In April 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 27, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2022, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of April 27, 2022. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 27, 2022:
Offering Price, Per Share	$34.22	$32.84	$30.97	$31.73
Selling Commissions, Per Share	2.05	0.99	—	—
Dealer Manager Fees, Per Share	0.86	0.57	—	—
Capital Transactions
During the period April 1, 2022 through May 11, 2022, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	56	$1,897	$(146)	$1,751	7	$224	63	$1,975	$31.30
Class T	64	2,093	(94)	1,999	6	176	70	2,175	31.26
Class D	59	1,833	—	1,833	4	121	63	1,954	30.96
Class I	256	8,113	—	8,113	18	581	274	8,694	31.72
	435	$13,936	$(240)	$13,696	35	$1,102	470	$14,798	$31.49

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. Amounts as of December 31, 2021 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. Our businesses have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 31, 2022, we had seven investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of March 31, 2022.
We were formed as a Delaware limited liability company on August 9, 2016 and we operate and intend to continue to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018.

Our Common Shares Offerings
Public Offerings
On March 7, 2018, we commenced the Initial Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement. On November 1, 2021, we commenced the Follow-On Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, of our shares, upon which the Initial Registration Statement was deemed terminated.

Through March 31, 2022, we had received net proceeds from the Public Offerings of approximately $317.4 million, including approximately $8.7 million received through our distribution reinvestment plan. As of March 31, 2022, the public offering price was $33.97 per Class A share, $32.44 per Class T share, $30.62 per Class D share and $31.49 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through March 31, 2022, we had incurred selling commissions and dealer manager fees of approximately $5.8 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through March 31, 2022 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $4.7 million based on actual amounts raised through the Public Offerings through March 31, 2022. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
We are currently offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”) through the Follow-On Public Offering. There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
In April 2022, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of April 27, 2022. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering through April 30, 2022:

	Class A	Class T	Class D	Class I
Effective April 27, 2022:
Public Offering Price, Per Share	$34.22	$32.84	$30.97	$31.73
Selling Commissions, Per Share	2.05	0.99	—	—
Dealer Manager Fees, Per Share	0.86	0.57	—	—
Portfolio and Investment Activity
As of March 31, 2022, we had invested in ten portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of March 31, 2022
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.8	Second Lien	16.0%	7/7/2026	$15.0	$42.8
Polyform	2/7/2018	87	15.6	First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	11/13/2022	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	9.9	Second Lien	15.0	12/28/2028	2.6	12.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA (3)	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	99	46.8	First Lien	15.0	12/9/2028	22.5	69.3
			$236.1				$152.5	$388.6
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2022, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2022.
(3)    Includes $1.1 million equity investment made in February 2022.

The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders. See our Form 10-K for the year ended December 31, 2021 for additional information regarding our portfolio companies and their related business activities.
In May 2022, we, through a wholly-owned subsidiary, acquired an approximate 84% interest in the common equity of Vektek for consideration of approximately $56.9 million, subject to certain post-closing adjustments. Additionally, on the closing date of the Acquisition, we, through a wholly-owned subsidiary, made a debt investment of approximately $24.4 million in the form of a senior secured note issued by Vektek.
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
The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA	Douglas	Clarion
Net income (loss) (GAAP)	$632	$308	$(138)	$654	$(1,416)	$(321)	$558
Interest and debt related expenses	1,160	720	640	933	1,500	600	843
Depreciation and amortization	615	455	507	928	1,089	134	244
Income tax expense (benefit)	203	124	(43)	185	—	(104)	228
Adjusted EBITDA (non-GAAP)	$2,610	$1,607	$966	$2,700	$1,173	$309	$1,873

Our Ownership Percentage(3)	61%	87%	81%	75%	75%	90%	99%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,580	$1,400	$780	$2,012	$880	$279	$1,856

	Three Months Ended March 31, 2021(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH
Net income (loss) (GAAP)	$667	$1,058	$(93)	$334
Interest and debt related expenses	1,003	721	641	935
Depreciation and amortization	624	434	379	929
Income tax expense (benefit)	224	423	(26)	94
Adjusted EBITDA (non-GAAP)	$2,518	$2,636	$901	$2,292

Our Ownership Percentage(3)	61%	87%	81%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,548	$2,296	$728	$1,719

FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of March 31, 2022 and 2021.
(2)Excludes amounts attributable to non-controlling interests.
(3)Represents our undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
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
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022(1)
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion
Cash provided by (used in) operating activities (GAAP)	$3,568	$(410)	$4,623	$(201)	$(3,845)	$(658)	$784
Capital expenditures(2)	(58)	(138)	(36)	(11)	(8)	(153)	—
Adjusted FCF (non-GAAP)	$3,510	$(548)	$4,587	$(212)	$(3,853)	$(811)	$784

Our Ownership Percentage(3)	61%	87%	81%	75%	75%	90%	99%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$2,125	$(477)	$3,704	$(158)	$(2,890)	$(732)	$777

	Three Months Ended March 31, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH
Cash provided by operating activities (GAAP)	$2,879	$754	$4,756	$821
Capital expenditures(2)	(29)	(99)	—	(107)
Adjusted FCF (non-GAAP)	$2,850	$655	$4,756	$714

Our Ownership Percentage(3)	61%	87%	81%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,752	$571	$3,841	$532
 FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of March 31, 2022 and 2021.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
(3)Represents our undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
Our aggregate proportionate share of Adjusted FCF was approximately $2.3 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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

COVID-19
See Item 1A. “Risk Factors” in Part I and Item 7. “Management’s Discussion of Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2021 for information regarding the risks of COVID-19. The Company and the operations of its portfolio companies have not been materially adversely affected as a result of the COVID-19 pandemic.
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
As of March 31, 2022 and December 31, 2021, we had cash of approximately $75.6 million and $58.7 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $22.0 million and $24.9 million in net proceeds during the three months ended March 31, 2022 and 2021, respectively, from the Public Offerings, which excludes approximately $1.6 million and $0.8 million raised through our distribution reinvestment plan, respectively. As of March 31, 2022, we had approximately 832 million authorized common shares remaining for sale.
Operating Activities. We used operating cash flows (excluding amounts related to purchases of investments) of approximately $0.3 million during the three months ended March 31, 2022, and we generated operating cash flows of approximately $1.4 million during the three months ended March 31, 2021. The decrease in operating cash flows (excluding amounts related to purchases of investments) for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily attributable to an increase in annual payments to our Manger and Sub-Manager related to total return incentive fees and Expense Support (reimbursement), partially offset by an increase in investment income.
Borrowings. We had not borrowed any amounts under our $25.0 million Line of Credit as of March 31, 2022. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding the Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $1.1 million of cash to purchase an additional equity investment in one of our portfolio companies during the three months ended March 31, 2022. We did not purchase investments during the three months ended March 31, 2021.
Distributions. We paid distributions to our shareholders of approximately $3.2 million and $2.4 million (which excludes distributions reinvested of approximately $1.6 million and $0.8 million, respectively) during the three months ended March 31, 2022 and 2021, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $0.5 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Reimbursement of Expense Support. During the three months ended March 31, 2022, we reimbursed the Manager and Sub-Manager approximately $1.8 million for Expense Support received in previous years. The Manager and Sub-Manager have provide approximately $3.2 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which the Company had accrued approximately $1.6 million as of March 31, 2022. Expense Support is received or Expense Support reimbursement paid annually. As of March 31, 2022, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the three months ended March 31, 2022 and 2021 (three record dates), and such distributions are paid monthly in arrears. The following table reflects the total distributions declared during three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Three Months Ended March 31,
	2022			2021
Distribution Period(5)	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
	$4,928	$1,630	$3,298	$3,290	$789	$2,501
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 – March 31, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 – March 31, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	% of Cash Distributions Declared, Net of Distributions Reinvested	Amount	% of Cash Distributions Declared, Net of Distributions Reinvested
Net investment income before Expense Support (reimbursement)	$5,676	172.1%	$(229)	(9.2)%
Expense Support (reimbursement)	(1,630)	(49.4)	2,650	106.0
Net investment income	4,046	122.7	2,421	96.8
Cash distributions net of distributions reinvested in excess of net investment income(1)	—	—	80	3.2
Cash distributions declared net of distributions reinvested(2)	$3,298	100.0%	$2,501	100.0%
 FOOTNOTES:
(1)     Consists of offering proceeds for the three months ended March 31, 2021.
(2)    Excludes $1,630 and $789 of distributions reinvested pursuant to our distribution reinvestment plan during the three months ended March 31, 2022 and 2021, respectively.
Distribution amounts and sources of distributions declared vary among share classes. We calculate each shareholder’s specific distribution amount for the period using record and declaration dates. Distributions are declared on all classes of our shares at the same time. Amounts distributed to each class are allocated among the holders of our shares in such class in proportion to their shares. Distributions on the Non-founder shares may be lower than distributions on Founder shares because we are required to pay higher management and total return incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions on Class T and Class D shares are lower than distributions on Class FA, Class A, Class I and Class S shares because we are required to pay ongoing distribution and shareholder servicing fees with respect to Class T and Class D shares. There is no assurance that we will pay distributions in any particular amount, if at all.
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
During the three months ended March 31, 2022 and 2021, we received requests for the repurchase of approximately $5.2 million and $1.2 million, respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable periods by approximately $3.8 million and $0.5 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.

The following table summarizes the shares repurchased during the three months ended March 31, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	138	$4,555	$33.00
Class A shares	5	147	31.08
Class T shares	5	157	30.90
Class D shares	—	8	30.62
Class I shares	12	373	31.49
Three Months Ended March 31, 2022	160	$5,240	$32.76

Class FA shares	2	$62	$30.95
Class A shares	14	411	29.65
Class T shares	11	325	29.53
Class D shares	4	116	29.11
Class I shares	10	297	29.97
Three Months Ended March 31, 2021	41	$1,211	$29.71

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through March 31, 2022, we had acquired equity and debt investments in ten portfolio companies using the net proceeds from our Public Offerings. As of March 31, 2022 and 2021, the fair value of our portfolio totaled approximately $468.7 million and $245.1 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our assets, and for information regarding our portfolio companies.
The following table summarizes our operating results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Total investment income	$11,742	$3,959
Total operating expenses	(6,284)	(4,188)
Expense support (reimbursement)	(1,630)	2,650
Net investment income before taxes	3,828	2,421
Income tax expense	218	—
Net investment income	4,046	2,421
Net change in unrealized appreciation on investments	11,769	13,912
Net change in deferred taxes on investments	(696)	67
Net increase in net assets resulting from operations	$15,119	$16,400
Investment Income
Investment income consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$5,837	$3,058
Dividend income	5,905	901
Total investment income	$11,742	$3,959

The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of March 31, 2022 and 2021. As of March 31, 2022 and 2021, our weighted average annual yield on our accruing debt investments was 15.3% and 15.4%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $5.8 million and $3.0 million for the three months ended March 31, 2022 and 2021. The increase in interest income during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily attributable to additional debt investments during the twelve months ended March 31, 2022 of approximately $74.5 million. Additionally, we earn a nominal amount of interest income on our cash accounts.
Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $5.9 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we received dividend income from all seven of our majority-owned portfolio companies, as compared to dividend income from three of our majority-owned portfolio companies during the three months ended March 31, 2021.
Our total investment income for the three months ended March 31, 2022, resulted in annualized cash yields ranging from 3.2% to 35.3% based on our investment cost, as compared to 3.2% to 12.4% for the three months ended March 31, 2021.
We do not believe that our interest income, dividend income and total investment income are representative of either our stabilized performance or our future performance. We expect investment income to increase in future periods as we increase our base of assets that we expect to acquire from existing cash, borrowings and an expected increase in capital available for investment using proceeds from the Public Offerings.
Operating Expenses
Our operating expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total return incentive fees	$2,892	$2,293
Base management fees	1,863	834
Organization and offering expenses	530	414
Professional services	423	385
Pursuit costs	160	—
Distribution and shareholder servicing fees	159	64
Custodian and accounting fees	121	54
Insurance expense	59	55
Director fees and expenses	51	51
General and administrative expenses	26	38
Total operating expenses	6,284	4,188
Expense support	—	(2,650)
Reimbursement of expense support	1,630	—
Net expenses	$7,914	$1,538
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

We recorded total return incentive fees of approximately $2.9 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively. The increase in total return incentive fees during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due to an increase in net investment income before total return incentive fees, offset partially by a decrease in the change in unrealized appreciation on investments, net of deferred taxes.
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
We incurred base management fees of approximately $1.9 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $462.9 million and $239.3 million during the three months ended March 31, 2022 and 2021, respectively.
Organization and Offering Expenses
Organization expenses are expensed on our condensed consolidated statements of operations as incurred. Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on our condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to our condensed consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
We expensed organization and offering expenses of approximately $0.5 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.2 million during the three months ended March 31, 2022. We did not incur pursuit costs during the three months ended March 31, 2021.
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
We incurred distribution and shareholder servicing fees of approximately $0.2 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. The increase in distribution and shareholder servicing fees during the three months ended March 31, 2022, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.7 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. The increase in other operating expenses during the three months ended March 31, 2022 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the three months ended March 31, 2021.

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
Expense Support (Reimbursement) totaled approximately $(1.6) million and $2.7 million during the three months ended March 31, 2022 and 2021, respectively. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Benefit (Expense)
We incur income tax expense or benefit to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. During the three months ended March 31, 2022, we recorded current income tax benefit of approximately $0.2 million in the condensed consolidated statements of operations, which primarily relates to our controlling equity interest in ATA acquired in April 2021. We did not record current income tax benefit during the three months ended March 31, 2021.
Additionally, we recorded deferred income tax (expense) benefit of approximately $(0.7) million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of March 31, 2022, two of our equity investments were held in Taxable Subsidiaries, as compared to one equity investment held in Taxable Subsidiaries as of March 31, 2021.
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
During the three months ended March 31, 2022 and 2021, we recognized a net change in unrealized appreciation on investments of approximately $11.8 million and $13.9 million, respectively, due to EBITDA growth in a substantial portion of our portfolio companies. EBITDA growth is partially attributable to accretive add-on acquisitions made by our portfolio companies.

Net Assets
During the three months ended March 31, 2022 and 2021, the net increase in net assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operations	$15,119	$16,400
Distributions to shareholders	(4,928)	(3,290)
Capital transactions	31,210	24,405
Net increase in net assets	$41,401	$37,515
Operations decreased by approximately $1.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in operations is primarily due to a decrease of approximately $2.9 million in the net change in unrealized appreciation on investments, net of deferred taxes, offset partially by an increase in net investment income of approximately $1.6 million.
Distributions increased approximately $1.6 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $6.8 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in proceeds received through the Public Offerings of approximately $10.0 million and an increase in proceeds received through our distribution reinvestment plan of approximately $0.8 million, offset partially by an increase in share repurchases of approximately $4.0 million.
Total Returns
The following table illustrates year-to-date (“YTD”), trailing 12 months (“One Year”), trailing 36 months (“Three Year”), Three Year annual average and cumulative total returns with and without upfront selling commissions and dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return	One Year Total Return(1)	Three Year Total Return(2)	Three Year Annual Average Total Return(2)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	3.0%	10.5%	40.7%	13.6%	58.2%	February 7, 2018 - March 31, 2022
Class FA (with sales load)	(3.7)%	3.3%	31.5%	10.5%	47.9%	February 7, 2018 - March 31, 2022
Class A (no sales load)	2.8%	9.1%	35.4%	11.8%	49.8%	April 10, 2018 - March 31, 2022
Class A (with sales load)	(6.0)%	(0.2)%	23.9%	8.0%	37.1%	April 10, 2018 - March 31, 2022
Class I	2.8%	9.3%	36.3%	12.1%	51.5%	April 10, 2018 - March 31, 2022
Class T (no sales load)	2.9%	8.7%	31.2%	10.4%	42.8%	May 25, 2018 - March 31, 2022
Class T (with sales load)	(2.0)%	3.5%	25.0%	8.3%	36.0%	May 25, 2018 - March 31, 2022
Class D	3.0%	9.6%	33.5%	11.2%	43.0%	June 26, 2018 - March 31, 2022
Class S (no sales load)	3.5%	11.6%	N/A	N/A	32.5%	March 31, 2020 - March 31, 2022
Class S (with sales load)	(0.1)%	7.7%	N/A	N/A	27.9%	March 31, 2020 - March 31, 2022
FOOTNOTES:
(1)     For the period from April 1, 2021 to March 31, 2022.
(2)    For the period from April 1, 2019 to March 31, 2022. The Three Year annual average total return is calculated as a simple average of the Three Year total return.
(3)    For the period from the date the first share was issued for each respective share class to March 31, 2022.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2021 and this Quarterly Report, including the negative impacts from the continued spread of COVID-19.

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

Hedging Activities
As of March 31, 2022, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Inflation
Inflation may affect the fair value of our investments or affect the performance of our portfolio companies. As inflation increases, the fair value of our portfolio companies could decline. Rising inflation has impacted labor rates and input costs at some of our portfolio companies, which may impact margins. We anticipate further cost increases in 2022. Some of our portfolio companies have implemented or will be implementing price increases to minimize the impact on inflationary costs increases on their margins. However, any increases in price may not be sufficient to cover increases in expenses of our portfolio companies. Margin reductions could impact the cash our portfolio companies have available for distributions, which may reduce our dividend income.

Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates

See our Form 10-K for the year ended December 31, 2021 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

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

We had not borrowed any money as of March 31, 2022. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2022, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of March 31, 2022, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

Item 1A.         Risk Factors

We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2021, risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
The following table presents the net offering proceeds received from the Public Offerings through March 31, 2022 (in thousands):

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000
Shares sold(3)	10,549

Aggregate amount sold(3)	$314,441
Payment of underwriting compensation(4)	(5,766)	(5,766)	—
Net offering proceeds to the issuer	308,675
Investments in portfolio companies(5)	(224,811)	—	(224,811)
Distributions to shareholders(6)	(8,567)	(2)	(8,565)
Remaining proceeds from the Offering	$75,297
FOOTNOTES:
(1)    Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.
(2)    We also offered up to $100.0 million of shares to be issued pursuant to our distribution reinvestment plan. The shares offered were permitted to be reallocated among the different classes and between the Public Offerings and the distribution reinvestment plan.

(3)    Excludes approximately $8.7 million (299,229 shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in our private offering of up to $85 million of Class FA shares and up to $115 million of Class A shares (the “2018 Private Offering”), approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in our separate private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-on Class FA Private Offering,” respectively) in 2019, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in our private offering of up to $50 million of Class S shares (the “Class S Private Offering”) in 2020.
(4)    Underwriting compensation includes selling commissions and dealer manager fees paid to the Managing Dealer on shares sold in the Public Offerings; all or a portion of which were permitted to be reallowed to participating broker-dealers. Excludes selling commissions and placement agent fees paid to the Managing Dealer for shares sold in the Follow-On Class FA Private Offering and Class S Private Offering.
(5)    Excludes approximately $166.5 million funded using proceeds from the 2018 Private Offering, Class FA Private Offering, Follow-On Class FA Private Offering and Class S Private Offering.
(6)    Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offerings. The amounts presented above represent the net proceeds used for such purposes.
Repurchase of Shares and Issuer Purchases of Equity Securities
In March 2019, our board of directors approved and adopted a share repurchase program, as amended (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar quarter to the number of shares we can repurchase with the proceeds received from the sale of shares under our distribution reinvestment plan in the previous quarter. Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend, suspend or terminate the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
During the quarter ended March 31, 2022, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2022 to January 31, 2022	—	$—	—	$1,445
February 1, 2022 to February 28, 2022	—	—	—	1,445
March 1, 2022 to March 31, 2022	160	$32.76	160	—
 FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the three months ended March 31, 2022, we received requests for the repurchase of approximately $5,240 of our common shares, which exceeded proceeds from our distribution reinvestment plan in the previous quarter by approximately $3,795. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 18, 2022).

4.3	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2021).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2022.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)