Form 10-Q
period 2022-06-30
CNL Strategic Capital, LLC
filed 2022-08-12
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 11, 2022, the Company had 4,276,859 Class FA shares, 1,863,759 Class A shares, 1,999,914 Class T shares, 1,426,640 Class D shares, 7,136,208 Class I shares and 1,765,257 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value (amortized cost of $473,967 and $387,754, respectively)	$559,494	$455,997
Cash	47,360	58,704
Prepaid expenses and other assets	397	143
Total assets	607,251	514,844
Liabilities
Due to related parties (Note 5)	8,008	9,922
Payable for shares repurchased	10,813	509
Deferred tax liabilities, net	2,460	1,877
Distributions payable	1,801	1,566
Accounts payable and other accrued expenses	725	661
Total liabilities	23,807	14,535
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,277 and 4,559 shares outstanding, respectively	4	5
Class A Common shares, $0.001 par value, 94,660 shares authorized; 1,806 and 1,486 shares issued, respectively; 1,762 and 1,461 shares outstanding, respectively	2	1
Class T Common shares, $0.001 par value, 558,620 shares authorized, respectively; 2,013 and 1,654 shares issued, respectively; 1,943 and 1,609 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 1,391 and 1,020 shares issued, respectively; 1,367 and 1,009 shares outstanding, respectively	1	1
Class I Common shares, $0.001 par value, 94,660 shares authorized; 7,206 and 5,519 shares issued, respectively; 6,924 and 5,410 shares outstanding, respectively	7	5
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,765 and 1,766 shares outstanding, respectively	2	2
Capital in excess of par value	511,940	442,752
Distributable earnings	71,486	57,541
Total Members’ Equity	$583,444	$500,309

Net assets, Class FA shares	$143,454	$148,717
Net assets, Class A shares	55,433	44,958
Net assets, Class T shares	61,152	49,328
Net assets, Class D shares	42,574	30,607
Net assets, Class I shares	220,797	168,704
Net assets, Class S shares	60,034	57,995
Total Members’ Equity	$583,444	$500,309
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Interest income	$6,470	$4,449	$12,307	$7,507
Dividend income	3,638	1,878	9,543	2,779
Total investment income	10,108	6,327	21,850	10,286
Operating Expenses
Total return incentive fees	1,741	2,577	4,633	4,870
Base management fees	2,129	1,156	3,992	1,990
Organization and offering expenses	716	700	1,246	1,114
Professional services	455	388	878	773
Pursuit costs	179	514	339	514
Distribution and shareholder servicing fees	180	79	339	143
Custodian and accounting fees	85	61	206	115
Insurance expense	57	58	116	113
Director fees and expenses	51	51	102	102
General and administrative expenses	74	36	100	74
Total operating expenses	5,667	5,620	11,951	9,808
Expense support	—	(1,845)	—	(4,495)
Reimbursement of expense support	722	—	2,352	—
Net operating expenses	6,389	3,775	14,303	5,313
Net investment income before taxes	3,719	2,552	7,547	4,973
Income tax expense	(334)	(140)	(116)	(140)
Net investment income	3,385	2,412	7,431	4,833
Net unrealized appreciation on investments:
Net change in unrealized appreciation on investments	5,515	14,875	17,284	28,787
Net change in deferred taxes on investments	113	(86)	(583)	(19)
Net increase in net assets resulting from operations	$9,013	$17,201	$24,132	$33,601

Common shares information:
Net investment income per share	$0.20	$0.20	$0.44	$0.43
Net increase in net assets resulting from operations per share	$0.52	$1.45	$1.44	$2.98
Weighted average number of common shares outstanding	17,318	11,828	16,766	11,282

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2022	16,822	$17	$473,961	$67,732	$541,710
Net investment income	—	—	—	3,385	3,385
Net change in unrealized appreciation on investments	—	—	—	5,515	5,515
Net change in deferred taxes on investments	—	—	—	113	113
Distributions to shareholders	—	—	—	(5,259)	(5,259)
Issuance of common shares through the Public Offerings	1,493	1	47,041	—	47,042
Issuance of common shares through distribution reinvestment plan	56	—	1,751	—	1,751
Repurchase of common shares pursuant to share repurchase program	(333)	—	(10,813)	—	(10,813)
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	7,431	7,431
Net change in unrealized appreciation on investments	—	—	—	17,284	17,284
Net change in deferred taxes on investments	—	—	—	(583)	(583)
Distributions to shareholders	—	—	—	(10,187)	(10,187)
Issuance of common shares through the Offerings	2,611	2	81,924	—	81,926
Issuance of common shares through distribution reinvestment plan	106	—	3,316	—	3,316
Repurchase of common shares pursuant to share repurchase program	(493)	—	(16,052)	—	(16,052)
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2021
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2021	11,287	$11	$303,312	$43,154	$346,477
Net investment income	—	—	—	2,412	2,412
Net change in unrealized appreciation on investments	—	—	—	14,875	14,875
Net change in deferred taxes on investments	—	—	—	(86)	(86)
Distributions to shareholders	—	—	—	(3,618)	(3,618)
Issuance of common shares through the Public Offerings	1,442	2	43,995	—	43,997
Issuance of common shares through distribution reinvestment plan	30	—	887	—	887
Repurchase of common shares pursuant to share repurchase program	(28)	—	(877)	—	(877)
Balance as of June 30, 2021	12,731	$13	$347,317	$56,737	$404,067

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458	$10	$278,908	$30,044	$308,962
Net investment income	—	—	—	4,833	4,833
Net change in unrealized appreciation on investments	—	—	—	28,787	28,787
Net change in deferred taxes on investments	—	—	—	(19)	(19)
Distributions to shareholders	—	—	—	(6,908)	(6,908)
Issuance of common shares through the Offerings	2,286	3	68,852	—	68,855
Issuance of common shares through distribution reinvestment plan	56	—	1,645	—	1,645
Repurchase of common shares pursuant to share repurchase program	(69)	—	(2,088)	—	(2,088)
Balance as of June 30, 2021	12,731	$13	$347,317	$56,737	$404,067

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net increase in net assets resulting from operations	$24,132	$33,601
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(86,450)	(73,000)
Net change in unrealized appreciation on investments	(17,284)	(28,787)
Proceeds from return of capital on investments	237	—
Decrease in due to related parties	(1,914)	(468)
Increase in accounts payable and other accrued expenses	64	383
Increase in deferred tax liability, net	583	19
Increase in prepaid expenses and other assets	(201)	(144)
Other operating activities	10	94
Net cash used in operating activities	(80,823)	(68,302)
Financing Activities:
Proceeds from issuance of common shares	81,926	56,772
Payment on repurchases of common shares	(5,748)	(3,179)
Distributions paid, net of distributions reinvested	(6,636)	(5,016)
Deferred financing costs	(63)	—
Net cash provided by financing activities	69,479	48,577
Net decrease in cash	(11,344)	(19,725)
Cash, beginning of period	58,704	82,688
Cash, end of period	$47,360	$62,963
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$3,316	$1,645
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,801	$1,264
Offering costs	$173	$183
Payable for shares repurchased	$10,813	$878

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2022
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Note – First Lien – 17.4%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Note – Second Lien – 12.9%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					176,942	176,942
Equity – 65.6%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$42,490
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	43,056
Blue Ridge ESOP Associates	Business Services			9,859	9,859	15,059
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	55,283
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	33,826
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	27,416
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	60,634
Milton Industries Inc.	Engineered Products			6,647	6,647	12,207
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	22,679
Resolution Economics, LLC	Business Services			7,166	7,129	12,974
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	56,928
Total Equity					297,025	382,552

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2022 (continued)
(in thousands except share data)

	Cost	Fair Value
TOTAL INVESTMENTS – 95.9%	$473,967	$559,494
OTHER ASSETS IN EXCESS OF LIABILITIES – 4.1%		23,950
NET ASSETS – 100.0%		$583,444
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of June 30, 2022, the Company owned a controlling interest in this portfolio company.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022

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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
Risks and Uncertainties
The novel coronavirus (“COVID-19”) pandemic has continued to adversely impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and its portfolio companies and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. Additionally, during the second quarter of 2022, the U.S. economy experienced rising interest rates and record inflationary pressures due in part to global supply chain issues, a rise in energy prices, the continuing effects of fiscal and monetary policies adopted by governments in response to the COVID-19 pandemic and continued strong consumer demand as economies reopen from restrictions related to the pandemic. The Company will continue to monitor the pandemic's effects on a daily basis and will adjust its operations as necessary.
The full impact of COVID-19 on the financial and credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic and the spread and severity of new COVID-19 variants, (ii) the effectiveness of the United States public health response, including the efficacy of the vaccines or other remedies and the disparities in vaccination rates and vaccination hesitancy, (iii) the pandemic’s impact on the U.S. and global economies, including record inflationary pressures and global supply chain issues, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on its portfolio companies.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of cash flows for the six months ended June 30, 2021 to conform with the current year presentation. There was no impact on the Company’s consolidated net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
During the quarter and six months ended June 30, 2022 and 2021, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021, 2020 and 2019 remain subject to examination by major tax jurisdictions.

3. Investments
The Company made an additional equity investment in ATA of approximately $1.1 million in February 2022 and an additional equity investment of approximately $4.0 million in Clarion in June 2022.
In May 2022, the Company, through a wholly-owned subsidiary, acquired an approximate 84% equity ownership interest in Vektek Holdings, LLC (“Vektek”) for consideration of approximately $56.9 million, subject to certain post-closing adjustments (the “Acquisition”). Additionally, on the closing date of the Acquisition, the Company, through a wholly-owned subsidiary, made a debt investment of approximately $24.4 million in the form of a senior secured note issued by Vektek.
The Company’s investment portfolio is summarized as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	18.2%	17.4%
Second lien	75,342	75,342	13.4	12.9
Total senior secured debt	176,942	176,942	31.6	30.3
Equity	297,025	382,552	68.4	65.6
Total investments	$473,967	$559,494	100.0%	95.9%

	As of December 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$116,600	$116,600	25.6%	23.3%
Second lien	35,942	35,942	7.9	7.2
Total senior secured debt	152,542	152,542	33.5	30.5
Equity	235,212	303,455	66.5	60.7
Total investments	$387,754	$455,997	100.0%	91.2%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.2% and have weighted average remaining years to maturity of 5.0 years as of June 30, 2022. The note purchase agreements contain customary covenants and events of default. As of June 30, 2022, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of June 30, 2022 and December 31, 2021, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
The industry dispersion of the Company’s investment portfolio as a percentage of total fair value of the Company’s investments as of June 30, 2022 and December 31, 2021 were as follows:

Industry	June 30, 2022	December 31, 2021
Engineered Products	17.3%	2.8%
Real Estate Services	14.2	17.2
Commercial and Professional Services	13.5	15.8
Visual Safety Solutions	13.9	15.2
Information Services and Advisory Solutions	10.2	12.1
Healthcare Supplies	9.3	10.6
Sanitation Products	8.7	11.1
Hobby Goods and Supplies	6.9	8.7
Business Services	6.0	6.5
Total	100.0%	100.0%
All investment positions held at June 30, 2022 and December 31, 2021 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The following tables present unaudited summarized operating data for the Company’s portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2022 and 2021, and summarized balance sheet data as of June 30, 2022 (unaudited) and December 31, 2021, as applicable (in thousands):
Summarized Operating Data

	Quarter Ended June 30, 2022
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek(1)
Revenues	$11,882	$7,642	$3,895	$8,260	$17,214	$8,047	$2,814	$5,415
Expenses	(10,404)	(6,205)	(3,359)	(8,059)	(15,607)	(6,883)	(3,210)	(6,552)
Income before taxes	1,478	1,437	536	201	1,607	1,164	(396)	(1,137)
Income tax expense	(352)	(410)	(35)	(128)	—	(285)	115	(8)
Consolidated net income	1,126	1,027	501	73	1,607	879	(281)	(1,145)
Net loss attributable to non-controlling interests	(6)	—	—	—	—	—	—	—
Net income	$1,120	$1,027	$501	$73	$1,607	$879	$(281)	$(1,145)

	Quarter Ended June 30, 2021
	Lawn Doctor	Polyform	Roundtables	HSH	ATA
Revenues	$10,995	$4,732	$3,368	$8,167	$20,033
Expenses	(9,478)	(4,400)	(3,104)	(7,622)	(16,049)
Income before taxes	1,517	332	264	545	3,984
Income tax expense	(388)	(95)	(57)	(120)	—
Consolidated net income	1,129	237	207	425	3,984
Net loss attributable to non-controlling interests	13	—	—	—	—
Net income	$1,142	$237	$207	$425	$3,984

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022

	Six Months Ended June 30, 2022
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek(1)
Revenues	$21,546	$13,465	$7,438	$17,866	$31,372	$13,446	$6,433	$5,415
Expenses	(19,272)	(11,596)	(7,083)	(16,826)	(31,181)	(12,707)	(6,043)	(6,552)
Income (loss) before taxes	2,274	1,869	355	1,040	191	739	390	(1,137)
Income tax (expense) benefit	(555)	(534)	8	(313)	—	(181)	(113)	(8)
Consolidated net income (loss)	1,719	1,335	363	727	191	558	277	(1,145)
Net loss attributable to non-controlling interests	33	—	—	—	—	—	—	—
Net income (loss)	$1,752	$1,335	$363	$727	$191	$558	$277	$(1,145)

	Six Months Ended June 30, 2021
	Lawn Doctor	Polyform	Roundtables	HSH	ATA(2)
Revenues	$19,789	$11,525	$6,220	$16,130	$20,033
Expenses	(17,456)	(9,712)	(6,075)	(15,157)	(16,049)
Income before taxes	2,333	1,813	145	973	3,984
Income tax expense	(612)	(518)	(31)	(214)	—
Consolidated net income	1,721	1,295	114	759	3,984
Net loss attributable to non-controlling interests	88	—	—	—	—
Net income	$1,809	$1,295	$114	$759	$3,984
Summarized Balance Sheet Data

	As of June 30, 2022
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek
Current assets	$10,736	$11,484	$8,166	$12,868	$7,308	$13,412	$3,122	$13,106
Non-current assets	90,316	28,093	60,799	37,651	90,854	35,829	70,282	104,828
Current liabilities	6,730	2,419	10,326	4,698	6,798	4,954	406	2,386
Non-current liabilities	63,461	21,490	19,777	28,643	44,262	15,393	22,500	49,191
Non-controlling interests	(533)	—	—	—	—	—	—	—
Stockholders’ equity	31,394	15,668	38,862	17,178	47,102	28,894	50,498	66,357
Ownership percentage(3)	61%	87%	81%	75%	75%	90%	98%	84%

	As of December 31, 2021
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion
Current assets	$13,926	$9,940	$2,043	$14,260	$10,029	$13,177	$3,084
Non-current assets	92,309	28,948	61,955	39,653	90,510	40,311	66,182
Current liabilities	7,961	2,290	4,738	7,341	9,002	4,159	420
Non-current liabilities	63,576	21,557	19,771	28,536	43,458	15,711	22,500
Non-controlling interests	(500)	—	—	—	—	—	—
Stockholders’ equity	35,198	15,041	39,489	18,036	48,079	33,618	46,346
Ownership percentage(3)	61%	87%	81%	75%	75%	90%	99%
FOOTNOTES:
(1)Results presented for the quarter and six months ended June 30, 2022 are for the period from May 6, 2022 (the date the Company acquired its investments in Vektek) to June 30, 2022.
(2)Results presented for the six months ended June 30, 2021 are for the period from April 1, 2021 (the date the Company acquired its investments in ATA) to June 30, 2021.
(3)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$176,942	$176,942	$—	$—	$152,542	$152,542
Equity	—	—	382,552	382,552	—	—	303,455	303,455
Total investments	$—	$—	$559,494	$559,494	$—	$—	$455,997	$455,997
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$152,542	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.5% – 13.5% (11.4%) 7.0x – 14.6x (9.5x) 6.5x – 12.5x (10.9x)	Decrease Increase Increase
	24,400	Transaction Precedent	Transaction Price	N/A	N/A
Equity	325,624	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.5% – 13.5% (11.4%) 7.0x – 14.6x (9.5x) 6.5x – 12.5x (10.9x)	Decrease Increase Increase
	56,928	Transaction Precedent	Transaction Price	N/A	N/A
Total	$559,494

December 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$130,042	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	22,500	Transaction Precedent	Transaction Price	N/A	N/A
Equity	256,695	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	46,760	Transaction Precedent	Transaction Price	N/A	N/A
Total	$455,997
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	24,400	62,050	86,450
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	17,284	17,284
Fair value balance as of June 30, 2022	$176,942	$382,552	$559,494
Change in net unrealized appreciation on investments held as of June 30, 2022(2)	$—	$17,284	$17,284

	Six Months Ended June 30, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042	$153,155	$231,197
Additions	37,000	36,000	73,000
Net change in unrealized appreciation(2)	—	28,787	28,787
Fair value balance as of June 30, 2021	$115,042	$217,942	$332,984
Change in net unrealized appreciation on investments held as of June 30, 2021(2)	$—	$28,787	$28,787
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised through the Public Offerings of approximately $0.7 million during each of the quarters ended June 30, 2022 and 2021, and approximately $1.2 million and $1.1 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Manager and the Sub-Manager had incurred approximately $3.3 million of organization and offering costs on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $2.1 million and $1.2 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $4.0 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $1.7 million and $2.6 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $4.6 million and $4.9 million during the six months ended June 30, 2022 and 2021, respectively.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. The Company recorded Expense Support due from the Manager and Sub-Manager of approximately $1.8 million and $4.5 million during the quarter and six months ended June 30, 2021, respectively, which was ultimately reversed as the Company reimbursed approximately $1.8 million of Expense Support to the Manager and Sub-Manager for the year ended December 31, 2021. As of June 30, 2022, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $3.2 million. The Company recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.7 million and $2.4 million during the quarter and six months ended June 30, 2022, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
The following table summarizes Expense Support received (excluding years for which reimbursement eligibility has expired), Expense Support reimbursed and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of June 30, 2022 (in thousands):

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Expense Support Subject to Reimbursement(2)	Reimbursement Eligibility Expiration
December 31, 2019	$1,372	$(970)	$402	March 31, 2023
December 31, 2020	3,301	(509)	2,792	March 31, 2024
	$4,673	$(1,479)	$3,194
 FOOTNOTES:
(1)Represents Expense Support reimbursed to the Manager and Sub-Manager accrued as of December 31, 2021 and paid during the six months ended June 30, 2022, related to Expense Support received for the years ended December 31, 2020 and 2019. The Company also reimbursed $(353) related to Expense Support received for the year ended December 31, 2018.
(2)Represents remaining Expense Support that is subject to reimbursement, which is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement. During the six months ended June 30, 2022, management accrued reimbursement of expense support of $2,352. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of June 30, 2022.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million and 0.6 million shares as of June 30, 2022 and 2021, respectively. These individuals and entities received distributions from the Company of approximately $0.1 million and $0.2 million during the quarters ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.
Related party fees and expenses incurred for the quarter and six months ended June 30, 2022 and 2021 are summarized below (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2022	2021	2022	2021
Managing Dealer	Managing Dealer Agreement: Commissions	$483	$288	$770	$542
	Dealer manager fees	253	153	401	284
	Distribution and shareholder servicing fees	180	79	339	143
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	716	667	1,246	1,053
	Base management fees(1)	2,129	1,156	3,992	1,990
	Total return incentive fees(1)	1,741	2,577	4,633	4,870
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	—	(1,845)	—	(4,495)
	Reimbursement of Expense Support	722	—	2,352	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	35	28	57	56
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	179	514	339	514

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
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
The following table presents amounts due to related parties as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Total return incentive fee	$4,633	$7,283
Reimbursement of Expense Support	2,352	1,831
Base management fees	767	578
Organization and offering expenses	173	176
Distribution and shareholder servicing fees	62	53
Reimbursement of third-party operating expenses and pursuit costs	21	1
Total due to related parties	$8,008	$9,922

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the six months ended June 30, 2022 and 2021 (six record dates). Declared distributions are paid and reinvested monthly in arrears. The following table reflects the total distributions declared during the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Six Months Ended June 30,
	2022			2021
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
Second Quarter	5,259	1,819	3,440	3,618	972	2,646
	$10,187	$3,449	$6,738	$6,908	$1,761	$5,147
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 - June 30, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 - June 30, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Six Months Ended June 30,
	2022		2021
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$7,431	72.9%	$4,833	70.0%
Distributions in excess of net investment income(2)	2,756	27.1	2,075	30.0
Total distributions declared	$10,187	100.0%	$6,908	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support (reimbursement) of $(2,352) and $4,495 for the six months ended June 30, 2022 and 2021, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In June 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 28, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2022, the public offering price was $34.26 per Class A share, $32.82 per Class T share, $30.95 per Class D share and $31.79 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Six Months Ended June 30, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	276	$9,250	$(659)	$8,591	25	$780	301	$9,371	$31.15
Class T	342	11,154	(512)	10,642	17	522	359	11,164	31.14
Class D	360	11,093	—	11,093	11	352	371	11,445	30.78
Class I	1,633	51,600	—	51,600	53	1,662	1,686	53,262	31.57
	2,611	$83,097	$(1,171)	$81,926	106	$3,316	2,717	$85,242	$31.36

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022

	Six Months Ended June 30, 2021
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	189	$6,053	$(446)	$5,607	21	$623	210	$6,230	$29.73
Class T	266	8,304	(380)	7,924	7	215	273	8,139	29.77
Class D	169	4,996	—	4,996	6	159	175	5,155	29.52
Class I	1,662	50,328	—	50,328	22	648	1,684	50,976	30.27
	2,286	$69,681	$(826)	$68,855	56	$1,645	2,342	$70,500	$30.11

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
(3)Approximately $12.1 million of net proceeds for shares sold and issued on June 30, 2021 was received in cash in July 2021.
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
During the six months ended June 30, 2022 and 2021, the Company received requests for the repurchase of approximately $16.1 million and $2.1 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable periods by approximately $13.0 million and $0.6 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	282	$9,366	$33.21
Class A	19	592	31.28
Class T	5	157	30.90
Class D	14	423	30.94
Class I	172	5,486	31.77
Class S	1	28	33.74
Six Months Ended June 30, 2022	493	$16,052	$32.55

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	10	$319	$31.89
Class A	17	510	29.85
Class T	16	473	29.84
Class D	5	142	29.29
Class I	21	644	30.55
Six Months Ended June 30, 2021	69	$2,088	$30.32
As of June 30, 2022 and December 31, 2021, the Company had a payable for shares repurchased of approximately $10.8 million and $0.5 million, respectively, which were paid in July and January 2022, respectively.
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
During the six months ended June 30, 2022, 19,400 Class T shares were converted to 19,343 Class A shares at an average conversion rate of 1.00. There were no share conversions during the six months ended June 30, 2021.

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
The Company had not borrowed any amounts under the Line of Credit as of June 30, 2022.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the quarter and six months ended June 30, 2022 and 2021 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax expense	$334	$140	$116	$140
Deferred tax (benefit) expense	(113)	86	583	19
Total income tax expense	$221	$226	$699	$159

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
The effective tax rate for the six months ended June 30, 2022 and 2021 was 2.8% and 0.4%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets:
Carryforwards for net operating loss	$708	$533
Other	21	18
Valuation Allowance	(25)	(22)
Total deferred tax assets	704	529
Deferred tax liabilities:
Unrealized appreciation on investments	(3,164)	(2,406)
Total deferred tax liabilities	(3,164)	(2,406)
Deferred tax liabilities, net	$(2,460)	$(1,877)

10. Concentrations of Risk
The Company had one portfolio company (Lawn Doctor) which met at least one of the significance tests under Rule 10-01(b) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the condensed consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2022, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Six Months Ended June 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income, before reimbursement of Expense Support(1)	0.85	0.49	0.33	0.38	0.46	0.81
Reimbursement of Expense Support(1)(2)	(0.29)	(0.18)	—	—	(0.13)	—
Net investment income(1)	0.56	0.31	0.33	0.38	0.33	0.81
Net realized and unrealized gains, net of taxes(1)(3)	0.99	1.00	0.98	0.98	1.01	0.99
Net increase resulting from investment operations	1.55	1.31	1.31	1.36	1.34	1.80
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$33.54	$31.46	$31.47	$31.15	$31.89	$34.01

Net assets, end of period	$143,454	$55,433	$61,152	$42,574	$220,797	$60,034
Average net assets(5)	$148,510	$49,761	$52,814	$35,100	$191,764	$58,971
Shares outstanding, end of period	4,277	1,762	1,943	1,367	6,924	1,765
Distributions declared	$2,806	$997	$849	$641	$3,790	$1,104
Total investment return based on net asset value before total return incentive fee(6)	5.31%	5.25%	5.27%	5.50%	5.27%	6.13%
Total investment return based on net asset value after total return incentive fee(6)	4.68%	4.27%	4.30%	4.53%	4.32%	5.51%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.68%	1.59%	2.10%	2.02%	1.70%	0.77%
Total operating expenses before reimbursement of Expense Support	1.19%	2.64%	3.17%	3.15%	2.75%	1.37%
Total operating expenses after reimbursement of Expense Support	2.06%	3.20%	3.17%	3.15%	3.16%	1.37%
Net investment income before total return incentive fee(8)	2.20%	2.05%	2.14%	2.38%	2.10%	3.02%
Net investment income	1.69%	1.00%	1.06%	1.25%	1.04%	2.42%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022

	Six Months Ended June 30, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income (loss) before Expense Support(1)	0.30	(0.18)	(0.35)	(0.27)	(0.32)	0.23
Expense Support(1)(2)	0.25	0.46	0.38	0.42	0.64	0.38
Net investment income(1)	0.55	0.28	0.03	0.15	0.32	0.61
Net realized and unrealized gains, net of taxes(1)(3)	2.51	2.51	2.53	2.52	2.53	2.50
Net increase resulting from investment operations	3.06	2.79	2.56	2.67	2.85	3.11
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$32.40	$30.92	$30.73	$30.35	$31.28	$32.56

Net assets, end of period	$148,004	$37,938	$28,029	$18,921	$113,537	$57,639
Average net assets(5)	$142,413	$33,429	$22,268	$14,736	$77,410	$55,304
Shares outstanding, end of period	4,569	1,227	912	624	3,629	1,770
Distributions declared	$2,861	$699	$373	$282	$1,586	$1,107
Total investment return based on net asset value before total return incentive fee(6)(8)	10.40%	10.22%	9.50%	10.03%	9.90%	10.43%
Total investment return based on net asset value after total return incentive fee(6)	10.20%	9.79%	9.01%	9.56%	9.90%	10.43%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee and Expense Support	0.81%	1.61%	2.43%	2.13%	2.37%	1.01%
Total operating expenses before Expense Support	1.81%	3.60%	4.31%	4.11%	4.34%	2.00%
Total operating expenses after Expense Support	0.98%	2.04%	3.03%	2.68%	2.23%	0.79%
Net investment income before total return incentive fee(8)	1.95%	1.37%	0.70%	1.05%	1.05%	1.96%
Net investment income	1.77%	0.95%	0.10%	0.50%	1.05%	1.96%
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related Expense Support as a percentage of average net assets. For the six months ended June 30, 2022, none of the total return incentive fees were covered by Expense Support as the Company recorded reimbursement of Expense Support during this period. For the six months ended June 30, 2021, 100% of total return incentive fees for Class I and Class S shares were covered by Expense Support and approximately 83%, 79%, 68% and 72% of total return incentive fees for Class FA, Class A, Class T and Class D shares, respectively, were covered by Expense Support.

13. Subsequent Events
Investment Activity
In August 2022, the Company made an additional equity investment in Blue Ridge of approximately $2.9 million.
Distributions
In July 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 30, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2022, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of July 28, 2022. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 28, 2022:
Offering Price, Per Share	$34.38	$33.04	$31.15	$31.89
Selling Commissions, Per Share	2.06	0.99	—	—
Dealer Manager Fees, Per Share	0.86	0.58	—	—
Capital Transactions
During the period July 1, 2022 through August 11, 2022, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	86	$2,923	$(212)	$2,711	8	$244	94	$2,955	$31.46
Class T	59	1,933	(91)	1,842	6	197	65	2,039	31.46
Class D	55	1,719	—	1,719	5	146	60	1,865	31.14
Class I	191	6,104	—	6,104	21	655	212	6,759	31.89
	391	$12,679	$(303)	$12,376	40	$1,242	431	$13,618	$31.62

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the quarter and six months ended June 30, 2022 and 2021. Amounts as of December 31, 2021 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
•the dependence of our future success on the general economy and its effect on the industries in which we target, including rising interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. Our businesses have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of June 30, 2022, we had eight investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of June 30, 2022.
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
Through June 30, 2022, we had received net proceeds from the Public Offerings of approximately $366.2 million, including approximately $10.5 million received through our distribution reinvestment plan. As of June 30, 2022, the public offering price was $34.26 per Class A share, $32.82 per Class T share, $30.95 per Class D share and $31.79 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through June 30, 2022, we had incurred selling commissions and dealer manager fees of approximately $6.5 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through June 30, 2022 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $5.4 million based on actual amounts raised through the Public Offerings through June 30, 2022. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In July 2022, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of July 28, 2022. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 28, 2022:
Public Offering Price, Per Share	$34.38	$33.04	$31.15	$31.89
Selling Commissions, Per Share	2.06	0.99	—	—
Dealer Manager Fees, Per Share	0.86	0.58	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $541.6 million, including approximately $10.5 million received through our distribution reinvestment plan.

Portfolio and Investment Activity
As of June 30, 2022, we had invested in eleven portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our investments by portfolio company (in millions):

		As of June 30, 2022
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.8	Second Lien	16.0%	7/7/2026	$15.0	$42.8
Polyform	2/7/2018	87	15.6	First Lien	16.0	8/7/2023	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	11/13/2022	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	9.9	Second Lien	15.0	12/28/2028	2.6	12.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA(3)	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion(4)	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
			$297.0				$176.9	$473.9
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2022, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2022.
(3)    Includes additional $1.1 million equity investment made in February 2022.
(4)    Includes additional $4.0 million equity investment made in June 2022.
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
Portfolio Company Updates
Our portfolio companies completed the following add-on acquisitions during the six months ended June 30, 2022:
•In January 2022, Blue Ridge acquired Nicholas and Associates which specializes in the design and administration of retirement plans. Additionally, in August 2022, Blue Ridge acquired Crowe BPS which specializes in ESOP administration as well as retirement plan and consulting services.
•In February 2022, ATA acquired Absolute Title, Inc., which is a title services business providing services to the residential and commercial markets, in Ann Arbor, Michigan.
•In March 2022, Milton acquired Thunder Technologies which specializes in critical and demanding hose, rubber and expansion joint applications. Additionally, in July 2022, Milton acquired Lock Technology which provides specialty tools to the automotive end market.
•In June 2022, Clarion acquired Machine Safety Specialists, which specializes in engineering consulting services, including machine safety audits and risk assessments, machine safeguarding plans, verification and validation services and other work streams that contribute to clients’ compliance with applicable machine safety standards.

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
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are: (i) Adjusted EBITDA does not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs; (iii) Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on indebtedness; (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; (v) Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not consider to be indicative of the ongoing operations of our portfolio companies; and (vi) other companies in similar industries as our portfolio companies may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

The tables below reconcile our proportionate share of Adjusted EBITDA of our portfolio companies from net income (loss) of such portfolio companies for the quarter and six months ended June 30, 2022 and 2021 (in thousands):

	Quarter Ended June 30, 2022(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek(3)
Net income (loss) (GAAP)	$1,120	$1,027	$501	$73	$1,607	$879	$(281)	$(1,145)
Interest and debt related expenses	1,186	728	649	946	1,517	628	854	818
Depreciation and amortization	621	457	508	929	1,090	145	243	185
Income tax expense	352	410	35	128	—	285	(115)	8
Transaction related expenses(1)	—	—	—	—	—	—	—	1,884
Adjusted EBITDA (non-GAAP)	$3,279	$2,622	$1,693	$2,076	$4,214	$1,937	$701	$1,750

Our Ownership Percentage(4)	61%	87%	81%	75%	75%	90%	98%	84%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,985	$2,285	$1,367	$1,547	$3,160	$1,747	$667	$1,465

	Quarter Ended June 30, 2021(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA
Net income (GAAP)	$1,142	$237	$207	$425	$3,984
Interest and debt related expenses	1,013	727	647	943	1,517
Depreciation and amortization	623	433	487	937	1,106
Income tax expense	388	95	56	120	—
Adjusted EBITDA (non-GAAP)	$3,166	$1,492	$1,397	$2,425	$6,607

Our Ownership Percentage(4)	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$1,946	$1,301	$1,127	$1,807	$4,955

	Six Months Ended June 30, 2022(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek(3)
Net income (loss) (GAAP)	$1,752	$1,335	$363	$727	$191	$558	$277	$(1,145)
Interest and debt related expenses	2,346	1,448	1,289	1,879	3,017	1,228	1,697	818
Depreciation and amortization	1,236	912	1,015	1,857	2,179	279	487	185
Income tax expense (benefit)	555	534	(8)	313	—	181	113	8
Transaction related expenses(1)	—	—	—	—	—	—	—	1,884
Adjusted EBITDA (non-GAAP)	$5,889	$4,229	$2,659	$4,776	$5,387	$2,246	$2,574	$1,750

Our Ownership Percentage(4)	61%	87%	81%	75%	75%	90%	98%	84%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$3,565	$3,685	$2,147	$3,559	$4,040	$2,026	$2,523	$1,465

	Six Months Ended June 30, 2021(1)
	Lawn Doctor(2)	Polyform	Roundtables	HSH	ATA(5)
Net income (GAAP)	$1,809	$1,295	$114	$759	$3,984
Interest and debt related expenses	2,016	1,448	1,288	1,878	1,517
Depreciation and amortization	1,247	867	866	1,866	1,106
Income tax expense	612	518	30	214	—
Adjusted EBITDA (non-GAAP)	$5,684	$4,128	$2,298	$4,717	$6,607

Our Ownership Percentage(4)	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted EBITDA (non-GAAP)	$3,494	$3,597	$1,855	$3,515	$4,955

FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of June 30, 2022 and 2021.
(2)Excludes amounts attributable to non-controlling interests.
(3)Results for Vektek are for the period from May 6, 2022 (the date we acquired our investment in Vektek) to June 30, 2022.
(4)Represents our undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(5)Results for ATA are for the period from April 1, 2021 (the date we acquired our investment in ATA) to June 30, 2021.
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
The tables below reconcile our proportionate share of Adjusted FCF of our portfolio companies from cash provided by (used in) operating activities of such portfolio companies for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30, 2022(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA	Douglas	Clarion	Vektek(2)
Cash provided by (used in) operating activities (GAAP)	$2,529	$334	$5,527	$(1,115)	$(872)	$(528)	$539	$745
Capital expenditures(3)	(153)	(152)	(36)	(132)	(83)	(349)	(4)	(73)
Adjusted FCF (non-GAAP)	$2,376	$182	$5,491	$(1,247)	$(955)	$(877)	$535	$672

Our Ownership Percentage(4)	61%	87%	81%	75%	75%	90%	98%	84%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,438	$159	$4,435	$(929)	$(716)	$(791)	$524	$563

	Six Months Ended June 30, 2021(1)
	Lawn Doctor	Polyform	Roundtables	HSH	ATA (5)
Cash provided by operating activities (GAAP)	$2,645	$2,185	$6,027	$444	$5,659
Capital expenditures(3)	(70)	(453)	(14)	(122)	(58)
Adjusted FCF (non-GAAP)	$2,575	$1,732	$6,013	$322	$5,601

Our Ownership Percentage(4)	61%	87%	81%	75%	75%
Our Proportionate Share of Adjusted FCF (non-GAAP)	$1,582	$1,509	$4,856	$240	$4,201

 FOOTNOTES:
(1)Excludes three portfolio companies in which we owned a minority equity interest as of June 30, 2022 and 2021.
(2)Results for Vektek are for the period from May 6, 2022 (the date we acquired our investment in Vektek) to June 30, 2022.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
(4)Represents our undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(5)Results for ATA are for the period from April 1, 2021 (the date we acquired our investments in ATA) to June 30, 2021.
Our aggregate proportionate share of Adjusted FCF was approximately $4.7 million and $12.4 million for the six months ended June 30, 2022 and 2021, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.

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
We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current economic environment, impacted by rising interest rates, record inflationary pressures due to global supply chain issues, a rise in energy prices, and the continuing effects of fiscal and monetary policies adopted by governments in response to the COVID-19 pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.
While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of June 30, 2022 and December 31, 2021, we had cash of approximately $47.4 million and $58.7 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $81.9 million and $56.8 million in net proceeds during the six months ended June 30, 2022 and 2021, respectively, from the Public Offerings, which excludes approximately $3.3 million and $1.6 million raised through our distribution reinvestment plan, respectively. As of June 30, 2022, we had approximately 830 million authorized common shares remaining for sale.
Operating Activities. We generated operating cash flows (excluding amounts related to purchases of investments) of approximately $5.6 million and $4.7 million during the six months ended June 30, 2022 and 2021, respectively. The increase in operating cash flows (excluding amounts related to purchases of investments) for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily attributable to an increase in investment income, offset partially by an increase in payments to our Manager and Sub-Manager related to base management fees, total return incentive fees and Expense Support (reimbursement).
Borrowings. We had not borrowed any amounts under our $25.0 million Line of Credit as of June 30, 2022. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our lines of credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $86.5 million and $73.0 million of cash to purchase investments during the six months ended June 30, 2022 and 2021.
Distributions. We paid distributions to our shareholders of approximately $6.6 million and $5.0 million (which excludes distributions reinvested of approximately $3.3 million and $1.6 million, respectively) during the six months ended June 30, 2022 and 2021, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $5.7 million and $3.2 million during the six months ended June 30, 2022 and 2021, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million in deferred financing costs during the six months ended June 30, 2022. We did not pay any deferred financing costs during the six months ended June 30, 2021.

Reimbursement of Expense Support. During the six months ended June 30, 2022, we reimbursed the Manager and Sub-Manager approximately $1.8 million for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $3.2 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which the Company had accrued approximately $2.4 million as of June 30, 2022. Expense Support is received or Expense Support reimbursement paid annually. As of June 30, 2022, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the six months ended June 30, 2022 and 2021 (six record dates), and such distributions are paid monthly in arrears. The following table reflects the total distributions declared during the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Six Months Ended June 30,
	2022			2021
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
Second Quarter	5,259	1,819	3,440	3,618	972	2,646
	$10,187	$3,449	$6,738	$6,908	$1,761	$5,147
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 – June 30, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 – June 30, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Six Months Ended June 30,
	2022		2021
	Amount	% of Cash Distributions Declared, Net of Distributions Reinvested	Amount	% of Cash Distributions Declared, Net of Distributions Reinvested
Net investment income before Expense Support (reimbursement)	$9,783	145.2%	$338	6.6%
Expense Support (reimbursement)	(2,352)	(34.9)	4,495	87.3
Net investment income	7,431	110.3	4,833	93.9
Cash distributions net of distributions reinvested in excess of net investment income(1)	—	—	314	6.1
Cash distributions declared net of distributions reinvested(2)	$6,738	100.0%	$5,147	100.0%
 FOOTNOTES:
(1)     Consists of offering proceeds for the six months ended June 30, 2021.
(2)    Excludes $3,449 and $1,761 of distributions reinvested pursuant to our distribution reinvestment plan during the six months ended June 30, 2022 and 2021, respectively.

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
During the six months ended June 30, 2022 and 2021, we received requests for the repurchase of approximately $16.1 million and $2.1 million, respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable periods by approximately $13.0 million and $0.6 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the six months ended June 30, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	282	$9,366	$33.21
Class A shares	19	592	31.28
Class T shares	5	157	30.90
Class D shares	14	423	30.94
Class I shares	172	5,486	31.77
Class S shares	1	28	33.74
Six Months Ended June 30, 2022	493	$16,052	$32.55

Class FA shares	10	$319	$31.89
Class A shares	17	510	29.85
Class T shares	16	473	29.84
Class D shares	5	142	29.29
Class I shares	21	644	30.55
Six Months Ended June 30, 2021	69	$2,088	$30.32
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through June 30, 2022, we had acquired equity and debt investments in eleven portfolio companies. As of June 30, 2022 and 2021, the fair value of our portfolio totaled approximately $559.5 million and $333.0 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our assets, and for information regarding our portfolio companies.

The following table summarizes our operating results for the quarter and six months ended June 30, 2022 and 2021 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$10,108	$6,327	$21,850	$10,286
Total operating expenses	(5,667)	(5,620)	(11,951)	(9,808)
Expense support (reimbursement)	(722)	1,845	(2,352)	4,495
Net investment income before taxes	3,719	2,552	7,547	4,973
Income tax expense	(334)	(140)	(116)	(140)
Net investment income	3,385	2,412	7,431	4,833
Net change in unrealized appreciation on investments	5,515	14,875	17,284	28,787
Net change in deferred taxes on investments	113	(86)	(583)	(19)
Net increase in net assets resulting from operations	$9,013	$17,201	$24,132	$33,601
Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2022 and 2021 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$6,470	$4,449	$12,307	$7,507
Dividend income	3,638	1,878	9,543	2,779
Total investment income	$10,108	$6,327	$21,850	$10,286
The majority of our interest income is generated from our debt investments, all of which had fixed rate interest as of June 30, 2022 and 2021. As of June 30, 2022 and 2021, our weighted average annual yield on our accruing debt investments was 15.2% and 15.3%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $6.5 million and $4.4 million for the quarters ended June 30, 2022 and 2021, respectively, and approximately $12.3 million and $7.4 million for the six months ended June 30, 2022 and 2021. The increase in interest income during the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021, is primarily attributable to additional debt investments during the twelve months ended June 30, 2022 of approximately $61.9 million. Additionally, we earn a nominal amount of interest income on our cash accounts.
Dividend income is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $3.6 million and $1.9 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $9.5 million and $2.8 million during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we received dividend income from eight of our majority-owned portfolio companies, as compared to dividend income from four of our majority-owned portfolio companies during the six months ended June 30, 2021.
Our total investment income for the six months ended June 30, 2022, resulted in annualized cash yields ranging from 3.2% to 20.4% based on our investment cost, as compared to 3.2% to 13.3% for the six months ended June 30, 2021.
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

Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total return incentive fees	$1,741	$2,577	$4,633	$4,870
Base management fees	2,129	1,156	3,992	1,990
Organization and offering expenses	716	700	1,246	1,114
Professional services	455	388	878	773
Pursuit costs	179	514	339	514
Distribution and shareholder servicing fees	180	79	339	143
Custodian and accounting fees	85	61	206	115
Insurance expense	57	58	116	113
Director fees and expenses	51	51	102	102
General and administrative expenses	74	36	100	74
Total operating expenses	5,667	5,620	11,951	9,808
Expense support	—	(1,845)	—	(4,495)
Reimbursement of expense support	722	—	2,352	—
Net expenses	$6,389	$3,775	$14,303	$5,313
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, organization and offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative expenses, and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian and accounting fees), and/or the complexity of our investment processes and capital structure (professional services).
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
We recorded total return incentive fees of approximately $1.7 million and $2.6 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $4.6 million and $4.9 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in total return incentive fees during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily due to a decrease in the net change in unrealized appreciation on investments, net of deferred taxes, offset partially by an increase in net investment income before total return incentive fees.
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
We incurred base management fees of approximately $2.1 million and $1.2 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $4.0 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets which were approximately $487.5 million and $276.8 million during the six months ended June 30, 2022 and 2021, respectively.

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
We expensed organization and offering expenses of approximately $0.7 million during each of the quarters ended June 30, 2022 and 2021 and approximately $1.2 million and $1.1 million during the six months ended June 30, 2022 and 2021, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.2 million and $0.5 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $0.3 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.2 million and $0.1 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $0.3 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively. The increase in distribution and shareholder servicing fees during the quarter and six months ended June 30, 2022, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.7 million and $0.6 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $1.4 million and $1.2 million during the six months ended June 30, 2022 and 2021, respectively. The increase in other operating expenses during the quarter and six months ended June 30, 2022 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and six months ended June 30, 2021.
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
We accrued Expense Support (Reimbursement) of approximately $(0.7) million and $1.8 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $(2.4) million and $4.5 million during the six months ended June 30, 2022 and 2021, respectively. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense or benefit to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. We recorded current income tax expense of approximately $0.3 million and $0.1 million during the quarters ended June 30, 2022 and 2021, respectively, and approximately $0.1 million during each of the six months ended June 30, 2022 and 2021 in the condensed consolidated statements of operations, which primarily relates to our controlling equity interest in ATA acquired in April 2021.
Net Change in Unrealized Appreciation and Deferred Taxes on Investments
Unrealized appreciation is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the quarter and six months ended June 30, 2022, we recognized a net change in unrealized appreciation on investments of approximately $5.5 million and $17.3 million, respectively. The net change in unrealized appreciation on investments included gross unrealized appreciation on seven portfolio companies of approximately $20.6 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $3.3 million during the six months ended June 30, 2022. Gross unrealized appreciation was primarily due to accretive add-on acquisitions and EBITDA growth. Gross unrealized depreciation was primarily driven by EBITDA declines.
During the quarter and six months ended June 30, 2021, we recognized a net change in unrealized appreciation on investments of approximately $14.9 million and $28.8 million, respectively. The net change in unrealized appreciation on investments was driven by gross unrealized appreciation on seven portfolio companies during the six months ended June 30, 2021, due to EBITDA growth in a substantial portion of our portfolio companies. EBITDA growth was partially attributable to accretive add-on acquisitions made by our portfolio companies.
Additionally, we recorded deferred income tax benefit (expense) of approximately $0.1 million and $(0.1) million during the quarters ended June 30, 2022 and 2021, respectively, and $(0.6) million and $(0.02) million during the six months ended June 30, 2022 and 2021, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of June 30, 2022, three of our equity investments were held in Taxable Subsidiaries, as compared to one equity investment held in Taxable Subsidiaries as of June 30, 2021.

Net Assets
During the quarter and six months ended June 30, 2022 and 2021, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations	$9,013	$17,201	$24,132	$33,601
Distributions to shareholders	(5,259)	(3,618)	(10,187)	(6,908)
Capital transactions	37,980	44,007	69,190	68,412
Net increase in net assets	$41,734	$57,590	$83,135	$95,105
Operations decreased by approximately $8.2 million and $9.5 million during the quarter and six months ended June 30, 2022, respectively, as compared to the quarter and six months ended June 30, 2021. The decrease in operations is primarily due to a decrease of approximately $9.2 million and $12.1 million, respectively, in the net change in unrealized appreciation on investments, net of deferred taxes, offset partially by an increase in net investment income of approximately $1.0 million and $2.6 million, respectively.
Distributions increased approximately $1.6 million and $3.3 million during the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021, primarily as a result of an increase in shares outstanding.
Capital share transactions decreased during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021, due to an increase in share repurchases of approximately $9.9 million, which was partially offset by an increase in proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $3.9 million. However, capital share transactions increased during the six months ended June 30, 2022 due to an increase in proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $14.7 million, which was partially offset by an increase in share repurchases of approximately $13.9 million, as compared to the six months ended June 30, 2021.
Total Returns
The following table illustrates year-to-date (“YTD”), trailing 12 months (“One Year”), trailing 36 months (“Three Year”), Average Annual Return (“AAR”) and cumulative total returns with and without upfront selling commissions and dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	Year-To-Date Total Return	One Year Total Return(1)	Three Year Total Return(2)	AAR Since Inception(3)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	4.7%	7.3%	39.0%	13.9%	60.9%	February 7, 2018 - June 30, 2022
Class FA (with sales load)	(2.1)%	0.3%	30.0%	11.5%	50.4%	February 7, 2018 - June 30, 2022
Class A (no sales load)	4.3%	5.9%	34.0%	12.3%	52.1%	April 10, 2018 - June 30, 2022
Class A (with sales load)	(4.6)%	(3.1)%	22.6%	9.3%	39.1%	April 10, 2018 - June 30, 2022
Class I	4.3%	6.1%	34.8%	12.7%	53.8%	April 10, 2018 - June 30, 2022
Class T (no sales load)	4.3%	5.8%	30.2%	10.9%	44.8%	May 25, 2018 - June 30, 2022
Class T (with sales load)	(0.6)%	0.8%	24.0%	9.2%	37.9%	May 25, 2018 - June 30, 2022
Class D	4.5%	6.5%	32.6%	11.3%	45.2%	June 26, 2018 - June 30, 2022
Class S (no sales load)	5.5%	8.5%	N/A	15.6%	35.1%	March 31, 2020 - June 30, 2022
Class S (with sales load)	1.8%	4.7%	N/A	13.5%	30.4%	March 31, 2020 - June 30, 2022
FOOTNOTES:
(1)     For the period from July 1, 2021 to June 30, 2022.
(2)    For the period from July 1, 2019 to June 30, 2022.
(3)    For the period from the date the first share was issued for each respective share class to June 30, 2022. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

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

Hedging Activities
As of June 30, 2022, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic, its impact on such risks remains uncertain and difficult to predict.
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
We had not borrowed any money as of June 30, 2022. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At June 30, 2022, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2022, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
Based on expected moderate, but improved, future economic growth, and historically low levels of interest rates, the valuations and pricing of durable/high-quality private companies continued to increase in the last couple years. Nevertheless, the ongoing competition for high quality private companies may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, recessionary concerns and supply chain related disruptions and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues, changes in labor and material costs, and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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
•any supply chain related disruptions exacerbated by the ongoing COVID-19 pandemic and changes in labor and material costs which may have a pronounced impact on the profitability of our portfolio companies;

•geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the escalating conflict between Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian and Belarusian interests; and
•changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.
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
The following table presents the net offering proceeds received from the Public Offerings through June 30, 2022 (in thousands):

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000
Shares sold(3)	12,042

Aggregate amount sold(3)	$362,218
Payment of underwriting compensation(4)	(6,501)	(6,501)	—
Net offering proceeds to the issuer	355,717
Investments in portfolio companies(5)	(298,962)	—	(298,962)
Distributions to shareholders(6)	(9,194)	(2)	(9,192)
Remaining proceeds from the Offering	$47,561
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
(3)    Excludes approximately $10.5 million (0.4 million shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in our private offering of up to $85 million of Class FA shares and up to $115 million of Class A shares (the “2018 Private Offering”), approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in our separate private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-on Class FA Private Offering,” respectively) in 2019, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in our private offering of up to $50 million of Class S shares (the “Class S Private Offering”) in 2020.
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

(5)    Excludes approximately $173.9 million funded using proceeds from the 2018 Private Offering, Class FA Private Offering, Follow-On Class FA Private Offering and Class S Private Offering.
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
During the quarter ended June 30, 2022, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2022 to April 30, 2022	—	$—	—	$1,630
May 1, 2022 to May 31, 2022	—	—	—	1,630
June 1, 2022 to June 30, 2022	333	$32.44	333	—
 FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2022, we received requests for the repurchase of approximately $10,813 of our common shares, which exceeded proceeds from our distribution reinvestment plan in the previous quarter by approximately $9,183. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2022.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)