Form 10-Q
period 2022-09-30
CNL Strategic Capital, LLC
filed 2022-11-14
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56162
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 10, 2022, the Company had 4,263,201 Class FA shares, 2,070,405 Class A shares, 2,232,690 Class T shares, 1,736,717 Class D shares, 8,042,186 Class I shares and 1,765,257 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments at fair value
Portfolio company investments (amortized cost of $476,901 and $387,754, respectively)	$572,926	$455,997
U.S. treasury bills (amortized cost of $60,067 and $—, respectively)	60,075	—
Total investments at fair value	633,001	455,997
Cash	10,631	58,704
Receivable for shares sold	17,042	—
Prepaid expenses and other assets	591	143
Total assets	661,265	514,844
Liabilities
Due to related parties (Note 5)	11,372	9,922
Payable for shares repurchased	2,127	509
Deferred tax liabilities, net	2,103	1,877
Distributions payable	1,933	1,566
Accounts payable and other accrued expenses	1,062	661
Total liabilities	18,597	14,535
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,263 and 4,559 shares outstanding, respectively	4	5
Class A Common shares, $0.001 par value, 94,660 shares authorized; 2,068 and 1,486 shares issued, respectively; 2,019 and 1,461 shares outstanding, respectively	2	1
Class T Common shares, $0.001 par value, 558,620 shares authorized, respectively; 2,211 and 1,654 shares issued, respectively; 2,115 and 1,609 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 1,685 and 1,020 shares issued, respectively; 1,657 and 1,009 shares outstanding, respectively	2	1
Class I Common shares, $0.001 par value, 94,660 shares authorized; 8,097 and 5,519 shares issued, respectively; 7,777 and 5,410 shares outstanding, respectively	8	5
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,765 and 1,766 shares outstanding, respectively	2	2
Capital in excess of par value	561,316	442,752
Distributable earnings	81,332	57,541
Total Members’ Equity	$642,668	$500,309

Net assets, Class FA shares	$145,589	$148,717
Net assets, Class A shares	64,443	44,958
Net assets, Class T shares	67,539	49,328
Net assets, Class D shares	52,356	30,607
Net assets, Class I shares	251,558	168,704
Net assets, Class S shares	61,183	57,995
Total Members’ Equity	$642,668	$500,309
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
From portfolio company investments:
Interest income	$6,895	$4,483	$19,189	$11,917
Dividend income	5,167	8,362	14,710	11,141
From U.S. treasury bills and cash accounts:
Interest income	151	22	164	95
Total investment income	12,213	12,867	34,063	23,153
Operating Expenses
Total return incentive fees	3,090	1,419	7,723	6,289
Base management fees	2,425	1,287	6,417	3,277
Organization and offering expenses	756	688	2,002	1,802
Professional services	383	367	1,261	1,140
Pursuit costs	147	137	486	651
Distribution and shareholder servicing fees	210	104	549	247
Custodian and accounting fees	66	59	272	174
Insurance expense	56	60	172	173
Director fees and expenses	52	50	154	152
General and administrative expenses	108	50	208	124
Total operating expenses	7,293	4,221	19,244	14,029
Expense support	—	4,495	—	—
Reimbursement of expense support	183	1,055	2,535	1,055
Net operating expenses	7,476	9,771	21,779	15,084
Net investment income before taxes	4,737	3,096	12,284	8,069
Income tax expense	(128)	(985)	(244)	(1,125)
Net investment income	4,609	2,111	12,040	6,944
Net change in unrealized appreciation on investments:
Portfolio company investments	10,499	2,045	27,783	30,832
U.S. treasury bills	8	—	8	—
Benefit (provision) for deferred taxes on investments	357	(500)	(226)	(519)
Total net change in unrealized appreciation on investments	10,864	1,545	27,565	30,313
Net increase in net assets resulting from operations	$15,473	$3,656	$39,605	$37,257

Common shares information:
Net investment income per share	$0.25	$0.16	$0.69	$0.58
Net increase in net assets resulting from operations per share	$0.83	$0.28	$2.28	$3.12
Weighted average number of common shares outstanding	18,563	13,206	17,371	11,930

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444
Net investment income	—	—	—	4,609	4,609
Net change in unrealized appreciation on investments	—	—	—	10,864	10,864
Distributions to shareholders	—	—	—	(5,627)	(5,627)
Issuance of common shares through the Public Offerings	1,562	2	49,548	—	49,550
Issuance of common shares through distribution reinvestment plan	62	—	1,955	—	1,955
Repurchase of common shares pursuant to share repurchase program	(66)	—	(2,127)	—	(2,127)
Balance as of September 30, 2022	19,596	$20	$561,316	$81,332	$642,668

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	12,040	12,040
Net change in unrealized appreciation on investments	—	—	—	27,565	27,565
Distributions to shareholders	—	—	—	(15,814)	(15,814)
Issuance of common shares through the Offerings	4,173	4	131,472	—	131,476
Issuance of common shares through distribution reinvestment plan	168	—	5,271	—	5,271
Repurchase of common shares pursuant to share repurchase program	(559)	—	(18,179)	—	(18,179)
Balance as of September 30, 2022	19,596	$20	$561,316	$81,332	$642,668

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2021	12,731	$13	$347,317	$56,737	$404,067
Net investment income	—	—	—	2,111	2,111
Net change in unrealized appreciation on investments	—	—	—	1,545	1,545
Distributions to shareholders	—	—	—	(4,037)	(4,037)
Issuance of common shares through the Public Offerings	1,451	1	44,823	—	44,824
Issuance of common shares through distribution reinvestment plan	37	—	1,152	—	1,152
Repurchase of common shares pursuant to share repurchase program	(22)	—	(694)	—	(694)
Balance as of September 30, 2021	14,197	$14	$392,598	$56,356	$448,968

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458	$10	$278,908	$30,044	$308,962
Net investment income	—	—	—	6,944	6,944
Net change in unrealized appreciation on investments	—	—	—	30,313	30,313
Distributions to shareholders	—	—	—	(10,945)	(10,945)
Issuance of common shares through the Offerings	3,737	4	113,675	—	113,679
Issuance of common shares through distribution reinvestment plan	93	—	2,797	—	2,797
Repurchase of common shares pursuant to share repurchase program	(91)	—	(2,782)	—	(2,782)
Balance as of September 30, 2021	14,197	$14	$392,598	$56,356	$448,968

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net increase in net assets resulting from operations	$39,605	$37,257
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(89,383)	(73,000)
Proceeds from return of capital on portfolio company investments	237	2,789
Purchases of investments in U.S. Treasury Bills	(104,996)	—
Proceeds from redemptions/sales of U.S. Treasury Bills	45,063	—
Net change in unrealized appreciation on investments	(27,791)	(30,832)
Accretion of discounts	(134)	—
Increase in due to related parties	1,450	6,753
Increase in accounts payable and other accrued expenses	401	412
Increase in deferred tax liability, net	226	519
Increase in prepaid expenses and other assets	(296)	(74)
Other operating activities	49	97
Net cash used in operating activities	(135,569)	(56,079)
Financing Activities:
Proceeds from issuance of common shares	114,434	96,933
Payment on repurchases of common shares	(16,561)	(4,057)
Distributions paid, net of distributions reinvested	(10,176)	(7,773)
Deferred financing costs	(201)	(21)
Net cash provided by financing activities	87,496	85,082
Net (decrease) increase in cash	(48,073)	29,003
Cash, beginning of period	58,704	82,688
Cash, end of period	$10,631	$111,691
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$5,271	$2,797
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$1,933	$1,392
Offering costs	$259	$256
Payable for shares repurchased	$2,127	$694

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 15.8%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Note – Second Lien – 11.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					176,942	176,942
Equity – 61.6%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$39,242
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	45,089
Blue Ridge ESOP Associates	Business Services			11,489	12,793	19,634
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	52,519
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	35,681
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	31,081
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	63,049
Milton Industries Inc.	Engineered Products			6,647	6,647	13,755
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	25,501
Resolution Economics, LLC	Business Services			7,166	7,129	13,505
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	56,928
Total Equity					299,959	395,984
Total Portfolio Company Investments – 89.1%					$476,901	$572,926

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022 (continued)
(in thousands except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 9.4%
U.S. Treasury Bills	—%	10/11/2022	$60,107	$60,067	$60,075
Total Other Investments				60,067	60,075
TOTAL INVESTMENTS – 98.5%				$536,968	$633,001
OTHER ASSETS IN EXCESS OF LIABILITIES – 1.5%					9,667
NET ASSETS – 100.0%					$642,668
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of September 30, 2022, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 23.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					116,600	116,600
Senior Secured Note – Second Lien – 7.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Total Senior Secured Notes – Second Lien					35,942	35,942
Total Senior Secured Notes					152,542	152,542
Equity – 60.7%
ATA Holding Company, LLC(3)	Real Estate Services			36,980	$36,000	$41,612
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	40,902
Blue Ridge ESOP Associates	Business Services			9,859	9,859	12,731
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			46,759	46,759	46,760
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	35,500
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	24,117
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	28,013	56,806
Milton Industries, Inc.	Engineered Products			6,647	6,647	9,286
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	24,116
Resolution Economics, LLC	Business Services			7,166	7,129	11,625
Total Equity					235,212	303,455
TOTAL INVESTMENTS – 91.2%					$387,754	$455,997
OTHER ASSETS IN EXCESS OF LIABILITIES – 8.8%						44,312
NET ASSETS – 100.0%						$500,309
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
Risks and Uncertainties
The Company's portfolio companies and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where the portfolio companies are located and operate. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Cash
Cash consists of demand deposits at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
Use of Estimates
Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. The uncertainty of future events may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and actual results could differ from those estimates.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each asset. U.S. Treasury securities are classified as Level 1 assets and are recorded at fair value based on the average of the bid and ask quotes for identical instruments.
The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, its audit committee, and the independent third-party valuation firm. The determination of the fair value of the Company’s assets requires judgment, especially with respect to assets for which market prices are not available. For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of the Company’s net asset value is based, in part, on the fair value of its assets, the Company’s calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that the Company ultimately realizes upon the disposal of such assets. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s assets differs materially from the values that were provided by the independent valuation firm.
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
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Company will measure realized gains or losses as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the amortized cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on investments will reflect the change in asset values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
Income Recognition
Interest Income – Interest income from loans and debt securities is recorded on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if it has reason to doubt its ability to collect such interest. The Company places loans on non-accrual status when principal and interest are past due 90 days or more or when there is a reasonable doubt that the Company will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are generally restored to accrual status when past due principal and interest amounts are paid and, in management’s judgment, are likely to remain current. Since inception, the Company has not experienced any past due payments on any of its loan investments.
Original issue discounts (“OID”) on U.S. Treasury securities are reflected in the initial cost basis and the Company accretes such amounts as interest income over the term of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2021 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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
During the quarter and nine months ended September 30, 2022 and 2021, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021, 2020 and 2019 remain subject to examination by major tax jurisdictions.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022

3. Investments
The Company made an additional equity investment in ATA of approximately $1.1 million in February 2022, an additional equity investment of approximately $4.0 million in Clarion in June 2022 and an additional equity investment in Blue Ridge of approximately $2.9 million in August 2022.
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
In August 2022, the Company began investing in short-term U.S. Treasury Bills. As of September 30, 2022, the U.S. Treasury Bills held by the Company were scheduled to mature within 30 days.
The Company’s investment portfolio is summarized as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	16.1%	15.8%
Second lien	75,342	75,342	11.9	11.7
Total senior secured debt	176,942	176,942	28.0	27.5
Equity	299,959	395,984	62.6	61.6
U.S. Treasury Bills	60,067	60,075	9.4	9.4
Total investments	$536,968	$633,001	100.0%	98.5%

	As of December 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$116,600	$116,600	25.6%	23.3%
Second lien	35,942	35,942	7.9	7.2
Total senior secured debt	152,542	152,542	33.5	30.5
Equity	235,212	303,455	66.5	60.7
Total investments	$387,754	$455,997	100.0%	91.2%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.2% and have weighted average remaining years to maturity of 4.9 years as of September 30, 2022. The note purchase agreements contain customary covenants and events of default. As of September 30, 2022, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of September 30, 2022 and December 31, 2021, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of September 30, 2022 and December 31, 2021 were as follows:

Industry	September 30, 2022	December 31, 2021
Engineered Products	17.3%	2.8%
Commercial and Professional Services	13.6	15.8
Real Estate Services	13.3	17.2
Visual Safety Solutions	13.1	15.2
Information Services and Advisory Solutions	10.3	12.1
Healthcare Supplies	9.7	10.6
Sanitation Products	8.8	11.1
Hobby Goods and Supplies	7.2	8.7
Business Services	6.7	6.5
Total	100.0%	100.0%
All investment positions held at September 30, 2022 and December 31, 2021 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The Company had one significant portfolio company in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2022 and 2021. The following tables present unaudited summarized operating data for the quarter and nine months ended September 30, 2022 and 2021, and summarized balance sheet data as of September 30, 2022 (unaudited) and December 31, 2021 for this portfolio company (in thousands):
Lawn Doctor, Inc.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$8,414	$7,927	$29,960	$27,716
Expenses	(7,252)	(7,318)	(26,524)	(24,774)
Income before taxes	1,162	609	3,436	2,942
Income tax expense	(287)	(16)	(842)	(628)
Consolidated net income	875	593	2,594	2,314
Net (income) loss attributable to non-controlling interests	(15)	3	18	91
Net income	$860	$596	$2,612	$2,405

	As of September 30, 2022	As of December 31, 2021
Current assets	$12,145	$13,926
Non-current assets	89,293	92,309
Current liabilities	6,925	7,961
Non-current liabilities	62,777	63,576
Non-controlling interests	(518)	(500)
Stockholders’ equity	32,254	35,198
Ownership percentage(1)	61%	61%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$176,942	$176,942	$—	$—	$152,542	$152,542
Equity	—	—	395,984	395,984	—	—	303,455	303,455
U.S. Treasury Bills	60,075	—	—	60,075	—	—	—	—
Total Investments	$60,075	$—	$572,926	$633,001	$—	$—	$455,997	$455,997
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

September 30, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.0% – 14.0% (11.8%) 6.6x – 13.6x (9.7x) 6.5x – 12.5x (10.8x)	Decrease Increase Increase
Equity	395,984	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.0% – 14.0% (11.8%) 6.6x – 13.6x (9.7x) 6.5x – 12.5x (10.8x)	Decrease Increase Increase
Total	$572,926

December 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$130,042	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	22,500	Transaction Precedent	Transaction Price	N/A	N/A
Equity	256,695	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	46,760	Transaction Precedent	Transaction Price	N/A	N/A
Total	$455,997
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	24,400	64,983	89,383
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	27,783	27,783
Fair value balance as of September 30, 2022	$176,942	$395,984	$572,926
Change in net unrealized appreciation on investments held as of September 30, 2022(2)	$—	$27,783	$27,783

	Nine Months Ended September 30, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042	$153,155	$231,197
Additions	37,000	36,000	73,000
Return of capital(1)	—	(2,789)	(2,789)
Net change in unrealized appreciation(2)	—	30,832	30,832
Fair value balance as of September 30, 2021	$115,042	$217,198	$332,240
Change in net unrealized appreciation on investments held as of September 30, 2021(2)	$—	$30,832	$30,832
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for organization and offering costs based on actual amounts raised through the Public Offerings of approximately $0.8 million and $0.7 million during each of the quarters ended September 30, 2022 and 2021, and approximately $2.0 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Manager and the Sub-Manager had incurred approximately $2.9 million of organization and offering costs on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $2.4 million and $1.3 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $6.4 million and $3.3 million during the nine months ended September 30, 2022 and 2021, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $3.1 million and $1.4 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $7.7 million and $6.3 million during the nine months ended September 30, 2022 and 2021, respectively.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. During the quarter ended September 30, 2021, the Company recorded Expense Support of approximately $(4.5) million which represented a reversal of expense support accrued through June 30, 2021 and Expense Support reimbursement of approximately $1.1 million. The Company reimbursed approximately $1.8 million of Expense Support to the Manager and Sub-Manager for the year ended December 31, 2021. As of September 30, 2022, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $3.2 million. The Company recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.2 million and $2.5 million during the quarter and nine months ended September 30, 2022, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
The following table summarizes Expense Support received (excluding years for which reimbursement eligibility has expired), Expense Support reimbursed and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of September 30, 2022 (in thousands):

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Expense Support Subject to Reimbursement(2)	Reimbursement Eligibility Expiration
December 31, 2019	$1,372	$(970)	$402	March 31, 2023
December 31, 2020	3,301	(509)	2,792	March 31, 2024
	$4,673	$(1,479)	$3,194
FOOTNOTES:
(1)Represents Expense Support reimbursed to the Manager and Sub-Manager accrued as of December 31, 2021 and paid during the nine months ended September 30, 2022, related to Expense Support received for the years ended December 31, 2020 and 2019. The Company also reimbursed $(353) related to Expense Support received for the year ended December 31, 2018.
(2)Represents remaining Expense Support that is subject to reimbursement, which is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement. During the nine months ended September 30, 2022, management accrued reimbursement of expense support of $2,535. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of September 30, 2022.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million and 0.4 million shares as of September 30, 2022 and 2021, respectively. These individuals and entities received distributions from the Company of approximately $0.1 million and $0.2 million during the quarters ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2022 and 2021 are summarized below (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2022	2021	2022	2021
Managing Dealer	Managing Dealer Agreement: Commissions	$565	$542	$1,335	$1,084
	Dealer manager fees	288	296	689	580
	Distribution and shareholder servicing fees	210	104	549	247
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Organization and offering reimbursement(1)(2)	756	688	2,002	1,741
	Base management fees(1)	2,425	1,287	6,417	3,277
	Total return incentive fees(1)	3,090	1,419	7,723	6,289
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	—	4,495	—	—
	Reimbursement of Expense Support	183	1,055	2,535	1,055
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	13	41	70	97
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	—	137	339	651
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due to related parties as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Total return incentive fee	$7,723	$7,283
Reimbursement of Expense Support	2,535	1,831
Base management fees	774	578
Organization and offering expenses	259	176
Distribution and shareholder servicing fees	72	53
Reimbursement of third-party operating expenses and pursuit costs	9	1
Total due to related parties	$11,372	$9,922

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the nine months ended September 30, 2022 and 2021 (nine record dates). Declared distributions are paid and reinvested monthly in arrears. The following table reflects the total distributions declared during the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Nine Months Ended September 30,
	2022			2021
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
Second Quarter	5,259	1,819	3,440	3,618	972	2,646
Third Quarter	5,627	2,036	3,591	4,037	1,224	2,813
	$15,814	$5,485	$10,329	$10,945	$2,985	$7,960
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 - September 30, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 - September 30, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$12,040	76.1%	$6,944	63.4%
Distributions in excess of net investment income(2)	3,774	23.9	4,001	36.6
Total distributions declared	$15,814	100.0%	$10,945	100.0%
FOOTNOTES:
(1)     Net investment income includes reimbursement of Expense Support of $2,535 and $1,055 for the nine months ended September 30, 2022 and 2021, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
In September 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 28, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2022, the public offering price was $34.60 per Class A share, $33.18 per Class T share, $31.27 per Class D share and $32.13 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Nine Months Ended September 30, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	503	$16,978	$(1,232)	$15,746	38	$1,213	541	$16,959	$31.31
Class T	531	17,394	(792)	16,602	26	821	557	17,423	31.28
Class D	646	20,010	—	20,010	18	576	664	20,586	30.96
Class I	2,493	79,118	—	79,118	86	2,661	2,579	81,779	31.71
	4,173	$133,500	$(2,024)	$131,476	168	$5,271	4,341	$136,747	$31.49

	Nine Months Ended September 30, 2021
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	310	$10,087	$(735)	$9,352	32	$965	342	$10,317	$30.17
Class T	644	20,442	(928)	19,514	12	367	656	19,881	30.30
Class D	456	13,691	—	13,691	9	263	465	13,954	30.02
Class I	2,327	71,122	—	71,122	40	1,202	2,367	72,324	30.55
	3,737	$115,342	$(1,663)	$113,679	93	$2,797	3,830	$116,476	$30.41

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
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
(3)Approximately $17.0 million and $16.7 million of net proceeds for shares sold and issued on September 30, 2022 and 2021, respectively, was received in cash in October 2022 and 2021, respectively.
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
During the nine months ended September 30, 2022 and 2021, the Company received requests for the repurchase of approximately $18.2 million and $2.8 million, respectively, of the Company’s common shares which exceeded proceeds from its distribution reinvestment plan in the applicable periods by approximately $13.3 million and $0.6 million, respectively. The Company’s board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	296	$9,829	$33.24
Class A	23	735	31.36
Class T	11	334	31.27
Class D	16	507	31.00
Class I	212	6,746	31.84
Class S	1	28	33.74
Nine Months Ended September 30, 2022	559	$18,179	$32.53

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	18	$565	$32.05
Class A	18	527	29.88
Class T	16	493	29.86
Class D	5	147	29.32
Class I	34	1,050	30.75
Nine Months Ended September 30, 2021	91	$2,782	$30.59
As of September 30, 2022 and December 31, 2021, the Company had a payable for shares repurchased of approximately $2.1 million and $0.5 million, respectively, which were paid in October and January 2022, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
During the nine months ended September 30, 2022, 40,513 Class T shares were converted to 40,441 Class A shares at an average conversion rate of 1.00. There were no share conversions during the nine months ended September 30, 2021.

8. Borrowings
In September 2021, the Company entered into a second amended and restated loan agreement (the “2021 Loan Agreement”) and related promissory note with United Community Bank (d/b/a Seaside Bank and Trust) for a $25.0 million line of credit. The Company did not borrow any amounts under the 2021 Line of Credit and the Company’s ability to request draws under the 2021 Loan Agreement expired in August 2022.
In August 2022, the Company entered into a new loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company is required to pay a total commitment fee to First Horizon Bank of $0.25 million, of which $0.13 million was paid during the nine months ended September 30, 2022. The 2022 Line of Credit is available for advances through August 2023.
The Company is required to pay a fee to First Horizon with each advance under the 2022 Line of Credit in an amount equal to 0.05% of the amount of each borrowing. The Company is also required to pay interest on the borrowed amount at a rate per year equal to the 30-day secured overnight financing rate (“SOFR”) plus 2.75%. Interest payments are due monthly in arrears. Furthermore, the Company is required to pay a quarterly unused line fee when the average outstanding balance of the 2022 Line of Credit is less than $25.0 million. Unused line fee payments are due quarterly in arrears.
The Company may prepay, without penalty, all or any part of the borrowings under the 2022 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2022 Loan Agreement, the Company is required to comply with certain covenants including the provision of financial statements on a quarterly basis, a restriction from incurring any debt, and restrictions on the transfer and sale of assets held by certain subsidiaries. Additionally, the Company has a covenant related to its fair market value of investments as a multiple of borrowings outstanding.
In connection with the 2022 Loan Agreement, the Company entered into a pledge and security agreement (“Pledge Agreement”) in favor of the lender under the 2022 Line of Credit. Under the Pledge Agreement, the Company is required to contribute proceeds from the Follow-On Public Offering to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2022 Loan Agreement.
The Company had not borrowed any amounts under the 2022 Line of Credit as of September 30, 2022.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax expense	$128	$985	$244	$1,125
Deferred tax (benefit) expense	(357)	500	226	519
Total income tax expense	$(229)	$1,485	$470	$1,644
The effective tax rate for the nine months ended September 30, 2022 and 2021 was 1.2% and 4.2%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets:
Carryforwards for net operating loss	$803	$533
Other	30	18
Valuation Allowance	(40)	(22)
Total deferred tax assets	793	529
Deferred tax liabilities:
Unrealized appreciation on investments	(2,896)	(2,406)
Total deferred tax liabilities	(2,896)	(2,406)
Deferred tax liabilities, net	$(2,103)	$(1,877)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2022, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Nine Months Ended September 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income, before reimbursement of Expense Support(1)	1.26	0.68	0.47	0.54	0.65	1.20
Reimbursement of Expense Support(1)(2)	(0.33)	(0.16)	—	—	(0.12)	—
Net investment income(1)	0.93	0.52	0.47	0.54	0.53	1.20
Net realized and unrealized gains, net of taxes(1)(3)	1.54	1.56	1.55	1.54	1.58	1.56
Net increase resulting from investment operations	2.47	2.08	2.02	2.08	2.11	2.76
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$34.15	$31.92	$31.93	$31.59	$32.35	$34.66

Net assets, end of period	$145,589	$64,443	$67,539	$52,356	$251,558	$61,183
Average net assets(5)	$146,998	$52,817	$56,318	$38,532	$204,736	$59,389
Shares outstanding, end of period	4,263	2,019	2,115	1,657	7,777	1,765
Distributions declared	$4,143	$1,580	$1,349	$1,048	$6,039	$1,655
Total investment return based on net asset value before total return incentive fee(6)	8.52%	8.33%	8.14%	8.34%	8.32%	9.48%
Total investment return based on net asset value after total return incentive fee(6)	7.52%	6.85%	6.67%	6.96%	6.86%	8.52%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	1.00%	2.43%	3.13%	3.09%	2.51%	1.13%
Total operating expenses before reimbursement of Expense Support	1.83%	4.13%	4.79%	4.85%	4.20%	2.04%
Total operating expenses after reimbursement of Expense Support	2.81%	4.65%	4.79%	4.85%	4.60%	2.04%
Net investment income before total return incentive fee	3.63%	3.35%	3.16%	3.50%	3.35%	4.49%
Net investment income	2.80%	1.65%	1.50%	1.74%	1.67%	3.58%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Nine Months Ended September 30, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income before reimbursement of Expense Support(1)	0.97	0.38	0.23	0.37	0.37	0.89
Reimbursement of Expense Support(1)(2)	(0.17)	(0.03)	(0.16)	(0.16)	—	—
Net investment income(1)	0.80	0.35	0.07	0.21	0.37	0.89
Net realized and unrealized gains, net of taxes(1)(3)	2.61	2.63	2.66	2.66	2.69	2.61
Net increase resulting from investment operations	3.41	2.98	2.73	2.87	3.06	3.50
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$32.44	$30.80	$30.65	$30.27	$31.18	$32.64

Net assets, end of period	$147,969	$41,851	$39,665	$27,652	$134,054	$57,778
Average net assets(5)	$144,325	$35,346	$25,327	$17,260	$91,833	$56,108
Shares outstanding, end of period	4,561	1,359	1,294	914	4,299	1,770
Distributions declared	$4,289	$1,095	$628	$487	$2,786	$1,660
Total investment return based on net asset value before total return incentive fee(6)	12.76%	12.72%	11.08%	11.80%	12.38%	13.10%
Total investment return based on net asset value after total return incentive fee(6)	11.33%	10.48%	9.61%	10.29%	10.65%	11.77%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	1.15%	2.37%	3.94%	3.54%	3.12%	1.37%
Total operating expenses before reimbursement of Expense Support	2.35%	4.78%	6.04%	5.74%	5.47%	2.60%
Total operating expenses after reimbursement of Expense Support	2.90%	4.88%	6.58%	6.27%	5.41%	2.60%
Net investment income before total return incentive fee	3.74%	3.56%	2.34%	2.90%	3.51%	4.04%
Net investment income	2.54%	1.15%	0.24%	0.70%	1.22%	2.81%
FOOTNOTES:
(1)The per share amounts presented are based on weighted average shares outstanding.
(2)Reimbursement of Expense Support is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
13. Subsequent Events
Distributions
In October 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 29, 2022 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2022, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of October 27, 2022. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 27, 2022:
Offering Price, Per Share	$34.89	$33.52	$31.59	$32.35
Selling Commissions, Per Share	2.09	1.01	—	—
Dealer Manager Fees, Per Share	0.88	0.58	—	—
Capital Transactions
During the period October 1, 2022 through November 10, 2022, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	42	$1,445	$(101)	$1,344	9	$268	51	$1,612	$31.90
Class T	112	3,739	(178)	3,561	6	219	118	3,780	31.92
Class D	74	2,339	—	2,339	6	174	80	2,513	31.58
Class I	242	7,838	—	7,838	24	754	266	8,592	32.34
	470	$15,361	$(279)	$15,082	45	$1,415	515	$16,497	$32.08

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the quarter and nine months ended September 30, 2022 and 2021. Amounts as of December 31, 2021 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration of the pandemic, the extent of the adverse health impact on the general population and on our customers, and in particular our personnel, its impact on the economy including record inflationary pressures, increases in interest rates and global supply chain issues, the extent and impact of governmental responses, and the impact of operational changes we or our businesses may implement in response to the pandemic.
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in middle market U.S. businesses with annual revenues primarily between $15 million and $250 million. Our businesses have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of September 30, 2022, we had eight investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of September 30, 2022.
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
Through September 30, 2022, we had received net proceeds from the Public Offerings of approximately $417.7 million, including approximately $12.5 million received through our distribution reinvestment plan. As of September 30, 2022, the public offering price was $34.60 per Class A share, $33.18 per Class T share, $31.27 per Class D share and $32.13 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through September 30, 2022, we had incurred selling commissions and dealer manager fees of approximately $7.4 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through September 30, 2022 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $6.2 million based on actual amounts raised through the Public Offerings through September 30, 2022. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In October 2022, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of October 27, 2022. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 27, 2022:
Public Offering Price, Per Share	$34.89	$33.52	$31.59	$32.35
Selling Commissions, Per Share	2.09	1.01	—	—
Dealer Manager Fees, Per Share	0.88	0.58	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $593.1 million, including approximately $12.5 million received through our distribution reinvestment plan.

Portfolio and Investment Activity
As of September 30, 2022, we had invested in eleven portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of September 30, 2022
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.8	Second Lien	16.0%	7/7/2026	$15.0	$42.8
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	11/13/2022	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge(3)	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA(4)	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion(5)	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
			$300.0				$176.9	$476.9
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2022, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2022.
(3)    Includes additional $2.9 million equity investment made in August 2022.
(4)    Includes additional $1.1 million equity investment made in February 2022.
(5)    Includes additional $4.0 million equity investment made in June 2022.
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
We also held investments in U.S. Treasury Bills of approximately $60.1 million as of September 30, 2022.
Our Portfolio Companies
The below information regarding our portfolio companies contains financial measures utilized by management to evaluate the operating performance and liquidity of our portfolio companies that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of these measures, Adjusted EBITDA and Adjusted Free Cash Flow (“FCF”), should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, net cash provided by (used in) operating activities, or other financial measures determined in accordance with GAAP. We use these non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our portfolio companies. We present these non-GAAP measures quarterly for our portfolio companies in which we own a controlling equity interest and annually for all of our portfolio companies.
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

Our aggregate proportionate share of Adjusted FCF from our controlled equity investments was approximately $10.7 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves. See below for the calculation of Adjusted FCF for each of our controlled equity investments.
Lawn Doctor
As of September 30, 2022 and December 31, 2021, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $101.4 million and $106.2 million, respectively. In October 2022, Lawn Doctor acquired a controlling equity interest in Elite Window Cleaning Inc., a Canadian-based franchisor offering window cleaning, gutter cleaning and power washing services to residential and commercial customers.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$8,414	$7,927	$29,960	$27,716

Net income (GAAP)	$860	$596	$2,612	$2,405
Interest and debt related expenses	1,268	1,131	3,614	3,147
Depreciation and amortization	625	633	1,861	1,880
Income tax expense	286	15	841	627
Adjusted EBITDA (non-GAAP)	$3,039	$2,375	$8,928	$8,059

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,840	$1,438	$5,405	$4,879

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities (GAAP)	$3,507	$2,003
Capital expenditures(2)	(172)	(128)
Adjusted FCF (non-GAAP)	$3,335	$1,875

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,019	$1,135
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022 and 2021, we owned approximately 61% of Lawn Doctor.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

Polyform
As of September 30, 2022 and December 31, 2021, Polyform Products, Co. (“Polyform”) had total assets of approximately $37.9 million and $38.9 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Polyform for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$4,769	$4,996	$18,234	$16,521

Net income (GAAP)	$11	$82	$1,346	$1,377
Interest and debt related expenses	736	736	2,184	2,184
Depreciation and amortization	458	434	1,370	1,301
Income tax expense	5	34	539	552
Adjusted EBITDA (non-GAAP)	$1,210	$1,286	$5,439	$5,414

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,054	$1,120	$4,739	$4,717

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities (GAAP)	$2,842	$1,418
Capital expenditures(2)	(290)	(675)
Adjusted FCF (non-GAAP)	$2,552	$743

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,224	$647
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022 and 2021, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
As of September 30, 2022 and December 31, 2021, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $65.3 million and $64.0 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash provided by operating activities, respectively, of Roundtables for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,933	$3,422	$11,371	$9,642

Net income (GAAP)	$133	$117	$496	$231
Interest and debt related expenses	662	656	1,951	1,944
Depreciation and amortization	508	487	1,523	1,353
Income tax expense	226	27	218	57
Adjusted EBITDA (non-GAAP)	$1,529	$1,287	$4,188	$3,585

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,235	$1,040	$3,382	$2,896

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities (GAAP)	$4,536	$4,428
Capital expenditures(2)	(69)	(48)
Adjusted FCF (non-GAAP)	$4,467	$4,380

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$3,608	$3,537
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022 and 2021, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
As of September 30, 2022 and December 31, 2021, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $48.8 million and $53.9 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of HSH for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$9,503	$7,884	$27,369	$24,014

Net income (GAAP)	$693	$89	$1,420	$848
Interest and debt related expenses	958	956	2,837	2,834
Depreciation and amortization	891	928	2,748	2,794
Income tax expense	297	25	610	239
Adjusted EBITDA (non-GAAP)	$2,839	$1,998	$7,615	$6,715

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,115	$1,488	$5,674	$5,003

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities (GAAP)	$613	$951
Capital expenditures(2)	(158)	(128)
Adjusted FCF (non-GAAP)	$455	$823

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$339	$613
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022 and 2021, we owned approximately 75% of HSH.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

ATA
As of September 30, 2022 and December 31, 2021, ATA Holding Company, LLC (“ATA”) had total assets of approximately $97.6 million and $100.5 million, respectively. We acquired our investment in ATA in April 2021. In February 2022, ATA acquired Absolute Title, Inc., which is a title services business providing services to the residential and commercial markets, in Ann Arbor, Michigan.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of ATA for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021(1)
Revenues	$17,058	$20,072	$48,430	$40,105

Net income (GAAP)	$2,034	$3,147	$2,225	$7,131
Interest and debt related expenses	1,533	1,533	4,550	3,050
Depreciation and amortization	1,088	1,043	3,267	2,149
Adjusted EBITDA (non-GAAP)	$4,655	$5,723	$10,042	$12,330

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$3,492	$4,292	$7,532	$9,247

	Nine Months Ended September 30,
	2022	2021(1)
Cash provided by operating activities (GAAP)	$1,497	$9,758
Capital expenditures(3)	(156)	(114)
Adjusted FCF (non-GAAP)	$1,341	$9,644

Our Proportionate Share of Adjusted FCF (non-GAAP)(2)	$1,006	$7,233
FOOTNOTES:
(1)Results are for the period from April 1, 2021 (the date we acquired our investment in ATA) to September 30, 2021.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022 and 2021, we owned approximately 75% of ATA.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas Machines Corp.
As of September 30, 2022 and December 31, 2021, Douglas Machine Corp. (“Douglas”) had total assets of approximately $59.0 million and $59.1 million, respectively. We acquired our investment in Douglas in October 2021. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Douglas for the quarter and nine months ended September 30, 2022 (in thousands):

	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$6,443	$19,889

Net (loss) income (GAAP)	$(87)	$84
Interest and debt related expenses	619	1,853
Depreciation and amortization	340	1,025
Income tax (benefit) expense	(31)	24
Adjusted EBITDA (non-GAAP)	$841	$2,986

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$758	$2,694

Nine Months Ended September 30, 2022
Cash used in operating activities (GAAP)	$(45)
Capital expenditures(2)	(549)
Adjusted FCF (non-GAAP)	$(594)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(536)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022, we owned approximately 90% of Douglas.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion Safety Systems, LLC
As of September 30, 2022 and December 31, 2021, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $73.3 million and $69.3 million, respectively. We acquired our investment in Clarion in December 2021. In June 2022, Clarion acquired Machine Safety Specialists, which specializes in engineering consulting services, including machine safety audits and risk assessments, machine safeguarding plans, verification and validation services and other work streams that contribute to clients’ compliance with applicable machine safety standards.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Clarion for the quarter and nine months ended September 30, 2022 (in thousands):

	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$3,433	$9,866

Net income (GAAP)	$318	$595
Interest and debt related expenses	863	2,560
Depreciation and amortization	245	732
Income tax (benefit) expense	130	243
Adjusted EBITDA (non-GAAP)	$1,556	$4,130

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,523	$4,046

Nine Months Ended September 30, 2022
Cash provided by operating activities (GAAP)	$958
Capital expenditures(2)	(64)
Adjusted FCF (non-GAAP)	$894

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$876
FOOTNOTES:
(1)Capital expenditures relate to the purchase of property, plant and equipment.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022, we owned approximately 98% of Clarion.

Vektek Holdings, LLC
As of September 30, 2022, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $118.9 million. We acquired our investment in Vektek in May 2022. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Vektek for the quarter ended September 30, 2022 and for the period from May 6, 2022 (the date we acquired our investment in Vektek) to September 30, 2022 (in thousands):

	Quarter Ended September 30, 2022	May 6, 2022 to September 30, 2022
Revenues	$10,067	$15,482

Net loss (GAAP)	$1,474	$329
Interest and debt related expenses	1,418	2,236
Depreciation and amortization	303	488
Income tax expense	57	65
Transaction related expenses(1)	—	1,884
Adjusted EBITDA (non-GAAP)	$3,252	$5,002

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,722	$4,187

May 6, 2022 to September 30, 2022
Cash provided by operating activities (GAAP)	$1,524
Capital expenditures(3)	(141)
Adjusted FCF (non-GAAP)	$1,383

Our Proportionate Share of Adjusted FCF (non-GAAP)(2)	$1,158
FOOTNOTES:
(1)Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2022, we owned approximately 84% of Vektek.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
As of September 30, 2022, we held minority equity and debt positions in three portfolio companies. These portfolio companies completed the following add-on acquisitions during the nine months ended September 30, 2022:
•In January 2022, Blue Ridge ESOP Associates (“Blue Ridge”) acquired Nicholas and Associates which specializes in the design and administration of retirement plans. Additionally, in August 2022, Blue Ridge acquired substantially all of the Tax Benefits Plan Services business of Crowe LLP which specializes in ESOP administration as well as retirement plan and consulting services.
•In March 2022, Milton Industries, Inc. (“Milton”) acquired Thunder Technologies which specializes in critical and demanding hose, rubber and expansion joint applications. Additionally, in July 2022, Milton acquired Lock Technology which provides specialty tools to the automotive end market.
•In October 2022, Resolutions Economics, LLC (“Resolution Economics”) acquired Berkshire Associates which specializes in outsourced affirmative action plan consulting.

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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the recent public health crises, including the COVID-19 pandemic, natural disasters and geopolitical events, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. Some of our portfolio companies have experienced supply chain related disruptions from time to time. In some instances, strategic decisions to hold more inventory have been made as a result of ongoing supply chain related disruptions. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make additional investments in our portfolio companies, make distributions to our shareholders and fund our operations. Additionally, to the extent we have available cash we will make investments in short-term U.S. Treasury Bills. Our primary sources of cash will generally consist of:
•the net proceeds from the Offerings;
•distributions and interest earned from our assets; and
•proceeds from sales of assets and principal repayments from our assets.
We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current economic environment, impacted by rising interest rates, record inflationary pressures due to global supply chain issues, a rise in energy prices, and the impact of the recent public health crises, natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.

While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of September 30, 2022 and December 31, 2021, we had cash of approximately $10.6 million and $58.7 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $114.4 million and $96.9 million in net proceeds during the nine months ended September 30, 2022 and 2021, respectively, from the Public Offerings, which excludes approximately $5.3 million and $2.8 million raised through our distribution reinvestment plan, respectively. As of September 30, 2022, we had approximately 829 million authorized common shares remaining for sale.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $13.5 million and $14.1 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating cash flows (excluding amounts related to investment activity) for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily attributable to the timing of payments to our Manager and Sub-Manager for total return incentive fees and Expense Support (reimbursement) which are paid annually in arrears and an increase in base management fees driven by an increase in assets. These decreases in operating cash flows were partially offset by an increase in investment income.
Investments. We received a return of capital from portfolio company investments of approximately $0.2 million and $2.8 million during the nine months ended September 30, 2022 and 2021, respectively. Additionally, we received proceeds from sales and redemptions of U.S. Treasury Bills of approximately $45.1 million during the nine months ended September 30, 2022. We did not invest in U.S. Treasury Bills during the nine months ended September 30, 2021.
Borrowings. We did not borrow any amounts during the nine months ended September 30, 2022 or 2021. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our $50.0 million line of credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $89.4 million and $73.0 million of cash to purchase portfolio company investments during the nine months ended September 30, 2022 and 2021. Additionally, we used approximately $105.0 million of cash to purchase U.S. Treasury Bills during the nine months ended September 30, 2022, which includes reinvestment of proceeds from sales and redemptions of U.S. Treasury Bills described above of approximately $45.1 million. Our U.S. Treasury Bills held at September 30, 2022 matured in October 2022 and we reinvested the proceeds from the redemption in additional U.S. Treasury Bills. We did not purchase U.S. Treasury Bills during the nine months ended September 30, 2021.
Distributions. We paid distributions to our shareholders of approximately $10.2 million and $7.8 million (which excludes distributions reinvested of approximately $5.3 million and $2.8 million, respectively) during the nine months ended September 30, 2022 and 2021, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $16.6 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.02 million in deferred financing costs during the nine months ended September 30, 2022 and 2021, respectively.
Reimbursement of Expense Support. During the nine months ended September 30, 2022, we reimbursed the Manager and Sub-Manager approximately $1.8 million for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $3.2 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which the Company had accrued approximately $2.5 million as of September 30, 2022. Expense Support is received or Expense Support reimbursement paid annually. As of September 30, 2022, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the nine months ended September 30, 2022 and 2021 (nine record dates), and such distributions are paid monthly in arrears. The following table reflects the total distributions declared during the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Nine Months Ended September 30,
	2022			2021
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$4,928	$1,630	$3,298	$3,290	$789	$2,501
Second Quarter	5,259	1,819	3,440	3,618	972	2,646
Third Quarter	5,627	2,036	3,591	4,037	1,224	2,813
	$15,814	$5,485	$10,329	$10,945	$2,985	$7,960
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 – September 30, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 – September 30, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$14,575	141.1%	$7,999	100.5%
Expense Support (reimbursement)	(2,535)	(24.5)	(1,055)	(13.3)
Net investment income	12,040	116.6	6,944	87.2
Cash distributions net of distributions reinvested in excess of net investment income(2)	—	—	1,016	12.8
Cash distributions declared, net of distributions reinvested(3)	$10,329	100.0%	$7,960	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Consists of offering proceeds for the nine months ended September 30, 2021.
(3)    Excludes $5,485 and $2,985 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2022 and 2021, respectively.
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
During the nine months ended September 30, 2022 and 2021, we received requests for the repurchase of approximately $18.2 million and $2.8 million, respectively, of our common shares, which exceeded proceeds received from our distribution reinvestment plan in the applicable periods by approximately $13.3 million and $0.6 million, respectively. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from the distribution reinvestment plan.
The following table summarizes the shares repurchased during the nine months ended September 30, 2022 and 2021 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	296	$9,829	$33.24
Class A shares	23	735	31.36
Class T shares	11	334	31.27
Class D shares	16	507	31.00
Class I shares	212	6,746	31.84
Class S shares	1	28	33.74
Nine Months Ended September 30, 2022	559	$18,179	$32.53

Class FA shares	18	$565	$32.05
Class A shares	18	527	29.88
Class T shares	16	493	29.86
Class D shares	5	147	29.32
Class I shares	34	1,050	30.75
Nine Months Ended September 30, 2021	91	$2,782	$30.59
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through September 30, 2022, we had acquired equity and debt investments in eleven portfolio companies. As of September 30, 2022 and 2021, the fair value of our portfolio company investments portfolio totaled approximately $572.9 million and $332.2 million, respectively. Additionally, as of September 30, 2022, we had invested in U.S. Treasury Bills with a fair value of $60.1 million. We did not have any investments in U.S. Treasury Bills as of September 30, 2021. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our assets, and for information regarding our portfolio companies.

The following table summarizes our operating results for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$12,213	$12,867	$34,063	$23,153
Total operating expenses	(7,293)	(4,221)	(19,244)	(14,029)
Expense support (reimbursement)	(183)	(5,550)	(2,535)	(1,055)
Net investment income before taxes	4,737	3,096	12,284	8,069
Income tax expense	(128)	(985)	(244)	(1,125)
Net investment income	4,609	2,111	12,040	6,944
Net change in unrealized appreciation on investments	10,864	1,545	27,565	30,313
Net increase in net assets resulting from operations	$15,473	$3,656	$39,605	$37,257
Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2022 and 2021 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
From portfolio company investments:
Interest income	$6,895	$4,483	$19,189	$11,917
Dividend income	5,167	8,362	14,710	11,141
From U.S. treasury bills and cash accounts:
Interest income	151	22	164	95
Total investment income	$12,213	$12,867	$34,063	$23,153
Interest income from portfolio company investments is generated from our senior secured note investments, all of which had fixed rate interest as of September 30, 2022 and 2021. As of September 30, 2022 and 2021, our weighted average annual yield on our accruing debt investments was 15.2% and 15.3%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, is primarily attributable to additional debt investments during the twelve months ended September 30, 2022 of approximately $61.9 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During the nine months ended September 30, 2022, we received dividend income from eight of our majority-owned portfolio companies, as compared to dividend income from four of our majority-owned portfolio companies during the nine months ended September 30, 2021.
Our total investment income for the nine months ended September 30, 2022, resulted in annualized cash yields ranging from 2.6% to 15.5% based on our investment cost, as compared to 3.2% to 17.8% for the nine months ended September 30, 2021.
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

Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total return incentive fees	$3,090	$1,419	$7,723	$6,289
Base management fees	2,425	1,287	6,417	3,277
Organization and offering expenses	756	688	2,002	1,802
Professional services	383	367	1,261	1,140
Pursuit costs	147	137	486	651
Distribution and shareholder servicing fees	210	104	549	247
Custodian and accounting fees	66	59	272	174
Insurance expense	56	60	172	173
Director fees and expenses	52	50	154	152
General and administrative expenses	108	50	208	124
Total operating expenses	7,293	4,221	19,244	14,029
Expense support	—	4,495	—	—
Reimbursement of expense support	183	1,055	2,535	1,055
Net expenses	$7,476	$9,771	$21,779	$15,084
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
We recorded total return incentive fees of approximately $3.1 million and $1.4 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $7.7 million and $6.3 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in total return incentive fees during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily due to an increase in net investment income, offset partially by a decrease in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $2.4 million and $1.3 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $6.4 million and $3.3 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury Bills) which were approximately $513.5 million and $295.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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
We expensed organization and offering expenses of approximately $0.8 million and $0.7 million during each of the quarters ended September 30, 2022 and 2021 and approximately $2.0 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.1 million during each of the quarters ended September 30, 2022 and 2021, and approximately $0.5 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.2 million and $0.1 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $0.5 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in distribution and shareholder servicing fees during the quarter and nine months ended September 30, 2022, is attributable to an increase in Class T and Class D shareholders.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.7 million and $0.6 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $2.1 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in other operating expenses during the quarter and nine months ended September 30, 2022 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and nine months ended September 30, 2021.
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the quarter ended September 30, 2021, we recorded Expense Support of approximately $(4.5) million which represented a reversal of expense support accrued through June 30, 2021 and reimbursement of Expense Support of approximately $1.1 million. We reimbursed approximately $1.8 million of Expense Support to the Manager and Sub-Manager for the year ended December 31, 2021. As of September 30, 2022, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $3.2 million. We recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.2 million and $2.5 million during the quarter and nine months ended September 30, 2022, respectively. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. We recorded current income tax expense of approximately $0.1 million and $1.0 million during the quarters ended September 30, 2022 and 2021, respectively, and approximately $0.2 million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively, which primarily relates to our controlling equity interest in ATA acquired in April 2021.
Net Change in Unrealized Appreciation on Investments
Unrealized appreciation on portfolio company investments is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the quarter and nine months ended September 30, 2022, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $10.5 million and $27.8 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $31.3 million, offset partially by gross unrealized depreciation on one portfolio company of approximately $3.5 million during the nine months ended September 30, 2022. Gross unrealized appreciation was primarily due to accretive add-on acquisitions and EBITDA growth. Gross unrealized depreciation was primarily driven by EBITDA declines.
During the quarter and nine months ended September 30, 2021, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $2.0 million and $30.8 million, respectively. The net change in unrealized appreciation on portfolio company investments was driven by gross unrealized appreciation on eight portfolio companies during the nine months ended September 30, 2021, primarily due to EBITDA growth of our portfolio companies and changes in public market multiples. EBITDA growth was partially attributable to accretive add-on acquisitions made by our portfolio companies.
Additionally, we recorded a benefit (provision) for deferred taxes on investments of approximately $0.4 million and $(0.5) million during the quarters ended September 30, 2022 and 2021, respectively, and $(0.2) million and $(0.5) million during the nine months ended September 30, 2022 and 2021, respectively, primarily related to changes in unrealized appreciation (depreciation) on portfolio company investments held by our Taxable Subsidiaries. As of September 30, 2022, three of our equity investments were held in Taxable Subsidiaries, as compared to one equity investment held in Taxable Subsidiaries as of September 30, 2021.

Net Assets
During the quarter and nine months ended September 30, 2022 and 2021, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations	$15,473	$3,656	$39,605	$37,257
Distributions to shareholders	(5,627)	(4,037)	(15,814)	(10,945)
Capital transactions	49,378	45,282	118,568	113,694
Net increase in net assets	$59,224	$44,901	$142,359	$140,006
Operations increased by approximately $11.8 million and $2.3 million during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, respectively. The increase in operations for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021, is primarily due to an increase in net investment income of approximately $2.5 million and an increase in the net change in unrealized appreciation on investments of approximately $9.3 million. The increase in operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily due to an increase in net investment income of approximately $5.1 million, offset partially by a decrease in the net change in unrealized appreciation on investments of approximately $2.8 million.
Distributions increased approximately $1.6 million and $4.9 million during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, primarily as a result of an increase in shares outstanding.
Capital transactions increased by approximately $4.1 million and $4.9 million during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, respectively. The increase in capital transactions for the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, is primarily due to an increase in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $5.5 million and $20.3 million, respectively, offset partially by an increase in share repurchases of approximately $1.4 million and $15.4 million, respectively.
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

	Year-To-Date Total Return	One Year Total Return(1)	Three Year Total Return(2)	AAR Since Inception(3)	Cumulative Total Return(3)	Cumulative Total Return Period(3)
Class FA (no sales load)	7.5%	9.1%	40.4%	14.0%	65.2%	February 7, 2018 - September 30, 2022
Class FA (with sales load)	0.5%	2.0%	31.3%	11.7%	54.5%	February 7, 2018 - September 30, 2022
Class A (no sales load)	6.8%	7.9%	35.8%	12.5%	55.8%	April 10, 2018 - September 30, 2022
Class A (with sales load)	(2.2)%	(1.3)%	24.2%	9.5%	42.6%	April 10, 2018 - September 30, 2022
Class I	6.9%	7.9%	36.3%	12.9%	57.5%	April 10, 2018 - September 30, 2022
Class T (no sales load)	6.7%	7.6%	31.9%	11.0%	48.1%	May 25, 2018 - September 30, 2022
Class T (with sales load)	1.6%	2.5%	25.6%	9.4%	41.0%	May 25, 2018 - September 30, 2022
Class D	7.0%	8.2%	34.4%	11.4%	48.5%	June 26, 2018 - September 30, 2022
Class S (no sales load)	8.5%	10.2%	N/A	15.6%	39.0%	March 31, 2020 - September 30, 2022
Class S (with sales load)	4.7%	6.4%	N/A	13.6%	34.1%	March 31, 2020 - September 30, 2022
FOOTNOTES:
(1)     For the period from October 1, 2021 to September 30, 2022.
(2)    For the period from October 1, 2019 to September 30, 2022.
(3)    For the period from the date the first share was issued for each respective share class to September 30, 2022. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

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

Hedging Activities
As of September 30, 2022, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the recent public health crises, including the COVID-19 pandemic, natural disaster and geopolitical events; however, while we continue to monitor the pandemic, its impact on such risks remains uncertain and difficult to predict.
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
We had not borrowed any money as of September 30, 2022. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At September 30, 2022, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of September 30, 2022, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
Our portfolio companies and the success of our investment activities in particular are affected by global and national economic, political and market conditions generally and also by the local economic conditions where our portfolio companies are located and operate. These factors may affect the businesses our portfolio companies operate, which could impair the profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments.
Based on expected moderate, but improved, future economic growth, and historically low levels of interest rates, the valuations and pricing of durable/high-quality private companies continued to increase in the last couple years. Nevertheless, the ongoing competition for high quality private companies may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, rising interest rates, recessionary concerns and supply chain related disruptions and could be slowed or halted by significant external events. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues, changes in labor and material costs, and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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
The following table presents the net offering proceeds received from the Public Offerings through September 30, 2022 (in thousands):

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000
Shares sold(3)	13,603

Aggregate amount sold(3)	$412,620
Payment of underwriting compensation(4)	(7,353)	$(7,353)	$—
Net offering proceeds to the issuer	405,267
Investments in portfolio companies(5)	(305,690)	—	(305,690)
Distributions to shareholders(6)	(11,710)	(3)	(11,707)
Remaining proceeds from the Offering	$87,867
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
(3)    Excludes approximately $12.5 million (0.4 million shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of unregistered shares issued to the Manager and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, approximately $81.5 million (3.3 million shares) of unregistered Class FA shares sold in our private offering of up to $85 million of Class FA shares and up to $115 million of Class A shares (the “2018 Private Offering”), approximately $43.5 million (1.6 million shares) of unregistered Class FA shares sold in our separate private offerings of up to $50 million each of Class FA shares (the “Class FA Private Offering” and the “Follow-on Class FA Private Offering,” respectively) in 2019, and approximately $52.4 million (1.8 million shares) of unregistered Class S shares sold in our private offering of up to $50 million of Class S shares (the “Class S Private Offering”) in 2020.
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
During the quarter ended September 30, 2022, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2022 to July 31, 2022	—	$—	—	$1,819
August 1, 2022 to August 31, 2022	—	—	—	1,819
September 1, 2022 to September 30, 2022	66	$32.38	66	—
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2022, we received requests for the repurchase of approximately $2,127 of our common shares, which exceeded proceeds from our distribution reinvestment plan in the previous quarter by approximately $307. Our board of directors approved the use of other sources to satisfy repurchase requests received in excess of proceeds received from our distribution reinvestment plan.

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

10.1
Loan Agreement dated August 24, 2022 by and between the Borrower and First Horizon Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.2
Promissory Note dated August 24, 2022 by Borrower in favor of First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.3
Pledge Agreement dated August 24, 2022 by and between the Company and the Borrower in favor of First Horizon Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.4
Guaranty Agreement dated August 24, 2022 by Company in favor of First Horizon Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.5
Escrow Amendment dated August 24, 2022 by and between the Company, CNL Securities Corp., and UMB Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2022.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)