Form 10-K
period 2022-12-31
CNL Strategic Capital, LLC
filed 2023-03-29
CIK 1684682

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
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $34.26, $32.82, $30.95 and $31.79 per Class A, Class T, Class D, and Class I shares as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2022 was 17,695,435.
As of March 24, 2023, the Company had 4,243,913 Class FA shares, 2,338,119 Class A shares, 2,555,248 Class T shares, 2,079,242 Class D shares, 9,395,066 Class I shares and 1,765,257 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2023 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed within 120 days after December 31, 2022. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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
•the use, adequacy and availability of proceeds from our current public offering (“Follow-On Public Offering”), financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated April 11, 2022 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report.

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
•Our success will be dependent on the performance of the Manager and the Sub-Manager, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to the Initial Public Offering (defined below), affiliates of CNL have only sponsored real estate and credit investment programs.
•We pay substantial fees and expenses to the Manager, the Sub-Manager, the Managing Dealer or their respective affiliates. These payments increase the risk that investors will not earn a profit on their investment.
•Investors will not have the opportunity to evaluate the assets we acquire before we make them, which makes an investment in us more speculative. We face risks with respect to the evaluation and management of future acquisitions.
•The shares sold in the Follow-On Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
•The purchase price for the shares in the Follow-On Public Offering is based on our most recently determined net asset value and is not based on any public trading market. While our board of directors has engaged an independent valuation firm to assist with the valuation of our businesses, the valuation of our assets is inherently subjective, and our net asset value may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•The amount of any distributions we may pay is uncertain. We may not be able to pay distributions and our distributions may not grow over time. We may pay distributions from any source, including from cash resulting from expense support and fee deferrals and/or waivers from the Manager and the Sub-Manager as needed, and there are no limits on the amount of offering proceeds we may use to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. We believe the likelihood that we will pay distributions from sources other than cash flow from operations will be higher in the early stages of the Follow-On Public Offering.
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
On November 1, 2021, we commenced a follow-on public offering of up to $1.1 billion of shares of our shares (the “Follow-On Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Upon commencement of the Follow-On Public Offering, the Initial Registration Statement was deemed terminated. Through the Follow-On Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
As of March 24, 2023, we had raised aggregate gross offering proceeds of approximately $518.9 million from the sale of common shares in the Public Offerings, including $17.2 million received through our distribution reinvestment plan.
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
Since we commenced operations on February 7, 2018 and through March 24, 2023, we have raised total net offering proceeds (including amounts raised from our Private Offerings and Public Offerings) of approximately $685.9 million, including approximately $17.2 million received through our distribution reinvestment plan. For additional information on our Offerings, see Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in nine middle-market U.S. businesses, one of which was acquired in March 2023. We have also acquired non-controlling equity interests in combination with debt positions in three additional middle-market U.S. businesses.
As of December 31, 2022 and 2021, our portfolio company investments had a total fair value of $588.8 million (eleven portfolio companies) and $456.0 million (ten portfolio companies), respectively. Our portfolio company investments were diversified across nine industries and all of our debt investments featured fixed interest rates as of December 31, 2022. Additionally, we held investments in U.S. Treasury Bills with a total fair value of approximately $106.2 million as of December 31, 2022. We did not invest in U.S. Treasury Bills during the year ended December 31, 2021. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
One of our portfolio companies exceeded 20% significance under Rule 3-09 of Regulation S-X (“Rule 3-09”) for the year ended December 31, 2021. None of our portfolio companies exceeded 20% significance under Rule 3-09 for the year ended December 31, 2022. See Item 15. “Exhibits and Financial Statement Schedules” for financial statements of our significant portfolio company, as defined by Rule 3-09.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.

Borrowings
As of December 31, 2022, we had the ability to borrow up to $50.0 million under a line of credit. We had not borrowed any amounts under the line of credit during the year ended or as of December 31, 2022. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.
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
Tax Status
We believe that we are properly characterized as a partnership for U.S. federal income tax purposes and expect to continue to qualify as a partnership, and not be treated as a publicly traded partnership or otherwise be treated as a taxable corporation, for such purposes. As a partnership, we are generally not subject to U.S. federal and state income tax at the entity level. However, the Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain investments. The income tax expense, or benefit, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.
Corporate Information
Our executive offices are located at 450 South Orange Avenue, Orlando, Florida 32801, and our telephone number is 407-650-1000.

Available Information
We maintain a web site at www.cnlstrategiccapital.com containing additional information about our business, and a link to the SEC web site (www.sec.gov). We make available free of charge on our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after we file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in or are otherwise a part of this Annual Report. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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
Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, the Follow-On Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board, our board’s fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.

The Follow-On Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we acquire.
The Follow-On Public Offering is a “best efforts,” as opposed to a “firm commitment” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire.
Participating broker-dealers in the Follow-On Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Follow-On Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Follow-On Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Follow-On Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives, which alternatives are likely to exist, may be less costly or have a lower investment risk, in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Follow-On Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
Investors should not assume that we will sell the maximum offering amount of the Follow-On Public Offering, or any other particular offering amount in the Follow-On Public Offering.
The shares sold in the Follow-On Public Offering will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the Follow-On Public Offering will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our fifth amended and restated limited liability company agreement, as currently amended and as may be amended in the future (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend or suspend our share repurchase program upon 30 days’ prior notice to our shareholders if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a partnership for U.S. federal income tax purposes. Upon suspension of our share repurchase program, our share repurchase program requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in our best interest and the best interest of our shareholders; however, we are not required to authorize the recommencement of the share repurchase program within any specified period of time. Our board of directors cannot terminate our share repurchase program absent a liquidity event or where otherwise required by law. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, which will be posted on our website, and will also provide a separate communication to our shareholders.

At the discretion of our board of directors, we may use cash on hand, including offering proceeds, cash available from borrowings, and cash from the sale of assets as of the end of the applicable period to repurchase shares. Our share repurchase program also limits the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The timing, amount and terms of our share repurchase program will include certain restrictions intended to maintain our ability to qualify as a partnership for U.S. federal income tax purposes. Therefore, it will be difficult for investors to sell their shares promptly or at all. If investors are able to sell their shares, investors may only be able to sell them at a substantial discount for the price they paid. Investor suitability standards imposed by certain states may also make it more difficult to sell their shares to someone in those states. The shares should be purchased as a long-term investment only.
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
Under our share repurchase program, our ability to make new acquisitions of businesses or increase the current distribution rate may become limited if, during any consecutive two-year period, we do not have at least one quarter in which we fully satisfy 100% of properly submitted repurchase requests, which may adversely affect our flexibility and our ability to achieve our investment objectives.
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
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in our prospectus, we will adjust the offering price of any of the classes of our shares, effective five business days after such determination is published, to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date. Ongoing offering prices for the shares in the Follow-On Public Offering will take into consideration other factors such as selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.
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
Within the parameters of our valuation procedures, the valuation methodologies used to value our assets involves subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Manager, the Sub-Manager and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets that differs materially from the values that were provided by the independent valuation firm. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or net asset value-based fees we paid to the Manager, the Sub-Manager or the Managing Dealer to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for our shares in the Follow-On Public Offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program are generally based on our most recently determined net asset value per share, they may pay more than realizable value or receive less than realizable value for their investment.
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
We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. In the early stages of our company, we are likely to pay some, if not all, of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”). For the years ended December 31, 2022, 2021, 2020, 2019, and 2018 distributions were paid from multiple sources and these sources included net investment income before expense support (reimbursement) of 76.3%, 65.2%, 42.3%, 61.7%, and 85.2%, reimbursable expense support of 0.0%, 0.0%, 33.2%, 23.5% and 11.1%, and offering proceeds of 23.7%, 34.8%, 24.5%, 14.8% and 3.7%, respectively. The Company will be required to repay expense support to the Manager and Sub-Manager in future periods which may reduce future income available for distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. In addition, if we fund distributions from borrowings, or other sources like expense support from the Manager and Sub-Manager, such sources may result in a liability to us which would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed or used expense support to fund our distributions, which would negatively affect the price per share of our shares. We cannot predict when distribution payments sourced from debt and from proceeds will occur, and an extended period of such payments would likely be unsustainable.
Distributions on the Non-founder shares will likely be lower than distributions on Class FA shares because we are required to pay higher management and incentive fees to the Manager and the Sub-Manager with respect to the Non-founder shares. Additionally, distributions paid to our shareholders of share classes with ongoing distribution and shareholder servicing fees may be lower than distributions on certain other of our classes without such ongoing distributions and shareholder servicing fees that we are required to pay. We also believe the likelihood that distributions will be paid from sources other than cash flow from operations may be higher in the early stages of the offering. These risks will be greater for persons who acquire our shares relatively early in the Public Offerings, before a significant portion of the offering proceeds have been deployed. Accordingly, shareholders who receive the payment of a distribution from us should not assume that such distribution is the result of a net profit earned by us.
Because the Managing Dealer is an affiliate of the Manager, investors will not have the benefit of an independent review of the Follow-On Public Offering or us customarily performed in underwritten offerings.
The Managing Dealer, CNL Securities Corp., is an affiliate of the Manager, and will not make an independent review of us or the Follow-On Public Offering. Accordingly, investors will have to rely on their own broker-dealer or distribution intermediary to make an independent review of the terms of the Follow-On Public Offering. If an investor’s broker-dealer or distribution intermediary does not conduct such a review, they will not have the benefit of an independent review of the terms of the Follow-On Public Offering. Further, the due diligence investigation of us by the Managing Dealer cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our shares relative to publicly traded companies.

We may be unable to use a significant portion of the net proceeds of the Follow-On Public Offering on acceptable terms in the timeframe contemplated by the prospectus relating to the Follow-On Public Offering.
Delays in using the net proceeds of the Follow-On Public Offering may impair our performance. We cannot assure an investor that we will be able to identify any acquisition opportunities in a manner consistent with our business strategy or that any acquisition that we make will produce a positive return. We may be unable to use the net proceeds of the Follow-On Public Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before we have raised sufficient funds to deploy the proceeds of the Follow-On Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of the Follow-On Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which we expect to produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. At times, cash invested in these temporary investments may be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash net investment income. As of December 31, 2022, we had invested in U.S. Treasury Bills with a fair value of $106.2 million and are seeking investment opportunities consistent with our investment objectives to deploy our capital. In the event we fail to timely invest the net proceeds of the Follow-On Public Offering, our results of operations and financial condition may be adversely affected
Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors in the Follow-On Public Offering do not have preemptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase in the Follow-On Public Offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase in the Follow-On Public Offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
Investors will experience substantial dilution in the net tangible book value of their shares equal to the offering costs and sales load associated with their shares and will encounter substantial on-going fees and expenses.
If investors purchase our shares in the Follow-On Public Offering, there are substantial fees and expenses which will be borne by the investor initially and ongoing as an investor. Also, investors will incur immediate dilution in the net tangible book value of their shares equal to the offering costs and the sales load associated with their shares. There are also certain offering costs associated with the shares in the Follow-On Public Offering, which will be reimbursed to the Manager and the Sub-Manager. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities.

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
We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our annual gross revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if we become a “large accelerated filer” under the Exchange Act, which we will not be so long as our shares are not traded on a securities exchange.
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
Our board of directors has the authority to modify or waive our current business and acquisition policies, criteria and strategies without prior notice and without shareholder approval. In such event, we will promptly file a prospectus supplement and a current report on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current business and acquisition policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in deploying the net proceeds of the Follow-On Public Offering and may use the net proceeds from the Follow-On Public Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Follow-On Public Offering.
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
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to the Manager under the Management Agreement (50% of which is paid to the Sub-Manager under the Sub-Management Agreement), we would incur the compensation and benefits as well as the costs of our officers and other employees and consultants that we now expect will be paid by the Manager, the Sub-Manager or their respective affiliates. In addition, we may issue equity awards to officers and consultants, which awards would decrease net income and may further dilute an investor’s investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to the Manager and the Sub-Manager, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our shareholders and the value of our shares. As currently organized, we do not expect to have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

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
The Manager was formed in August 2016. The Sub-Manager was formed in September 2016 and has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Initial Public Offering, affiliates of CNL have only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
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
The Manager and the Sub-Manager perform services for us in connection with the identification, selection and acquisition of our assets, and the monitoring and administration of our assets. We pay the Manager and the Sub-Manager certain fees for management services, including a base management fee that is not tied to the performance of our assets. We pay fees and commissions to the Managing Dealer in connection with the offer and sale of the shares. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services. Since the Administrator and the Sub-Administrator are affiliates of the Manager and the Sub-Manager, respectively, they may experience conflicts of interests when seeking expense reimbursement from us. Similarly, our businesses may pay fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees reduce the amount of cash available for acquisitions or distribution to our shareholders. These fees also increase the risk that the amount available for distribution to shareholders upon a liquidation of our assets would be less than the purchase price of the shares in the Follow-On Public Offering and that investors may not earn a profit on their investment.
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
The Manager and the Sub-Manager have not assumed any responsibility to us other than to render the services described in the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, as applicable. Pursuant to the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, as applicable, the Manager, the Sub-Manager and their respective officers, managers, partners, members, agents, employees, controlling persons, shareholders, and any other person or entity affiliated with the Manager and the Sub-Manager will not be liable to us or any of our subsidiaries’ members, stockholders or partners in connection with the performance of any duties or obligations under the Management Agreement, the Sub-Management Agreement, the Administrative Services Agreement and the Sub-Administration Agreement, absent negligence or misconduct in the performance of the Manager’s or the Sub-Manager’s duties, as applicable. We have also agreed to indemnify, defend and protect the Manager, the Sub-Manager and their respective officers, managers, partners, members, agents, employees, controlling persons and any other person or entity affiliated with the Manager and the Sub-Manager with respect to all damages, liabilities, costs and expenses incurred in or by reason of any pending, threatened or completed, action suit investigation or other proceeding resulting from acts of the Manager and the Sub-Manager not arising out of negligence or misconduct in the performance of the Manager’s or the Sub-Manager’s duties, as applicable, under such agreements. These protections may lead the Manager and the Sub-Manager to act in a riskier manner when acting on our behalf than it would when acting for their own account.

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
The Manager has the right, under the Management Agreement, to resign at any time on 120 days written notice, whether we have found a replacement or not. If the Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management, business activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
The Sub-Manager also has the right, under the Sub-Management Agreement, to resign at any time on 120 days written notice, whether the Manager or the company has found a replacement or not. If the Sub-Manager resigns, the Manager and the company may not be able to contract with a new sub-manager. The Sub-Management Agreement provides that, in the event the Manager or the Sub-Manager is terminated or not renewed as a manager or sub-manager, other than for cause, the other will also terminate its Management Agreement or Sub-Management Agreement, as applicable. In such case, our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.
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
The net proceeds from the sale of our shares in the Follow-On Public Offering will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

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
We anticipate acquiring controlling interests in a limited number of companies. As a result, the performance of our business may be substantially adversely affected by the unfavorable performance of even a single business. Further, operational interruptions and unplanned events at one or more production facilities of these businesses, such as explosions, fires, inclement weather, natural disasters, pandemics, accidents, transportation interruptions and supply could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.

The outbreak of highly infectious or contagious diseases, including the ongoing pandemic of the novel coronavirus ("COVID-19") or its variants and other future pandemics, could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows.
Outbreaks of pandemic or contagious diseases, including the ongoing pandemic of COVID-19 or its variants and other future pandemics, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. The Manager and the Sub-Manager have not been prevented and do not expect to be prevented from conducting business activities as a result of the COVID-19 pandemic. However, our portfolio companies could be prevented from conducting business activities in the future as a result of, among other things, any quarantines, work and travel restrictions, supply chain disruptions and labor shortages in response to the new variants of COVID-19 or other future pandemics. Since certain aspects of the services provided by our businesses involve face to face interaction, any quarantines and work and travel restrictions in response to COVID-19 or other future pandemics may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility, loss in business for such retail store, or our businesses’ inability to obtain raw materials and to ship products in a timely and cost-effective manner due to COVID-19 or other future pandemics could have an adverse impact on production schedules and product sales. As of December 31, 2022, all of the facilities were open and safety procedures have been implemented across our portfolio companies; however, there is a continued risk of temporary business interruptions resulting from employees contracting COVID-19 or from the reinstitution of business closures or work and travel restrictions in response to COVID-19 or other future pandemics or outbreaks. Further, if the U.S. and global economy slow down or consumer behavior shifts due to the COVID-19 pandemic or other future pandemics (including the continued threat or perceived threat of such pandemic), the demand for the products or services offered by our operating businesses may be reduced. Nevertheless, COVID-19 or other future pandemics could present material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.
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
•perceived or actual economic distress or failures of financial institutions;
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
•any supply chain related disruptions exacerbated by the ongoing COVID-19 or other future pandemics and changes in labor and material costs which may have a pronounced impact on the profitability of our portfolio companies;
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
The replacement of LIBOR with Secured Overnight Financing (“SOFR”) or another alternative reference rate may adversely affect interest expense related to our borrowings.
In advance of the cessation of LIBOR on June 30, 2023, we entered into a new loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”) based on SOFR. SOFR is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities that was selected as a preferred replacement for U.S. dollar LIBOR by the U.S. Federal Reserve. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with U.S. dollar LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.
The transition to SOFR may present challenges, including, but not limited to, the illiquidity of SOFR derivatives markets, which could make it difficult for financial institutions to offer SOFR-based debt products, the determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), and that such transition may require substantial negotiations with counterparties. There is no guarantee that a transition from U.S dollar LIBOR to SOFR or any other alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.
Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of SOFR at this time remains uncertain.
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
We, and our businesses, as well as the Manager and the Sub-Manager, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of such a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and will likely continue to increase in the future. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include disrupted operations, misstated or unreliable financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, regulatory enforcement litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Manager’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, the cost of maintaining and improving such systems and processes, procedures and internal controls may increase from its current level. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. Even if we, our businesses, the Manager or the Sub-Manager are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including vendors, software creators, cybersecurity service providers, and other third parties with whom we, our businesses, the Manager or the Sub-Manager do business, may occur, and such events could disrupt our normal business operations and networks in the future.
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

Item 3.         Legal Proceedings
From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our businesses. In addition, our business and the businesses of the Manager, the Sub-Manager and the Managing Dealer are subject to extensive regulation, which may result in regulatory proceedings. Legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance.
As of December 31, 2022, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
For the period from January 1, 2021 through December 31, 2022, we sold shares on a continuous basis at the following prices through the Initial Public Offering and Follow-On Public Offering:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
1/27/2021	$31.43	$30.10	$28.24	$29.06	1/28/2022	$33.64	$32.19	$30.35	$31.18
2/25/2021	32.01	30.64	28.75	29.60	2/25/2022	33.98	32.48	30.65	31.50
3/22/2021	32.40	31.00	29.11	29.97	3/24/2022	33.97	32.44	30.62	31.49
4/27/2021	32.66	31.22	29.33	30.21	4/27/2022	34.22	32.84	30.97	31.73
5/27/2021	33.18	31.72	29.80	30.70	5/25/2022	34.14	32.76	30.88	31.68
6/22/2021	33.55	32.05	30.13	31.06	6/22/2022	34.26	32.82	30.95	31.79
7/27/2021	33.79	32.26	30.35	31.28	7/28/2022	34.38	33.04	31.15	31.89
8/26/2021	33.96	32.39	30.49	31.44	8/26/2022	34.39	33.04	31.15	31.93
9/22/2021	33.55	31.98	30.11	31.07	9/22/2022	34.60	33.18	31.27	32.13
10/27/2021	33.66	32.18	30.27	31.18	10/27/2022	34.89	33.52	31.59	32.35
11/26/2021	33.75	32.16	30.30	31.27	11/25/2022	34.89	33.52	31.59	32.35
12/22/2021	33.83	32.20	30.34	31.34	12/20/2022	35.08	33.71	31.77	32.59
FOOTNOTE:
(1)    Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
None.
Repurchase of Shares and Issuer Purchases of Equity Securities
In March 2019, our board of directors approved and adopted a share repurchase program, as further amended and restated in January 2020, June 2021 and February 2023 (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend or suspend the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.

During the quarter ended December 31, 2022, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2022 to October 31, 2022	—	$—	—	$2,036
November 1, 2022 to November 30, 2022	—	—	—	2,036
December 1, 2022 to December 31, 2022	72	32.93	72	—
FOOTNOTE:
(1)    During the quarter ended December 31, 2022, we received requests for the repurchase of approximately $2.4 million of our common shares, which exceeded the maximum value of shares that could be repurchased under our Share Repurchase Program by approximately $0.4 million. Our board of directors approved the excess repurchase requests.
Holders
As of December 31, 2022, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	744
A	1,331
T	1,181
D	894
I	3,377
S	716
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
During the year ended December 31, 2022, approximately 59,000 Class T shares were converted to approximately 59,000 Class A shares at an average conversion rate of 1.0. There were no share conversions during the year ended December 31, 2021.
Use of Proceeds
We are currently offering and selling shares under the Follow-On Public Offering pursuant to the Follow-On Registration Statement, which became effective on November 1, 2021. As permitted under applicable securities laws, we continued to offer our common shares in the Initial Public Offering until November 1, 2021, upon which the Initial Registration Statement was deemed terminated. We intend to offer our common shares in the Follow-On Public Offering until November 2023, unless extended by our board of directors.
Through CNL Securities Corp., the Managing Dealer for the Follow-On Public Offering, we are offering to the public on a best efforts basis up to $1.0 billion shares consisting of Class A shares, Class T shares, Class D shares and Class I shares. We are also offering up to $100.0 million shares to be issued pursuant to our distribution reinvestment plan.
The following table presents the net offering proceeds received from the Public Offerings through December 31, 2022 (in thousands):

	Total	Payments to Affiliates(1)	Payments to Others
Aggregate price of offering amount registered(2)	$1,000,000
Shares sold(3)	15,263

Aggregate amount sold(3)	$466,742
Payment of underwriting compensation(4)	(8,061)	(8,061)	—
Net offering proceeds to the issuer	458,681
Investments in portfolio companies(5)	(305,690)	—	(305,690)
Investments in U.S. Treasury Bills(6)	(105,382)	—	(105,382)
Distributions to shareholders(7)	(13,636)	(2)	(13,634)
Remaining proceeds from the Public Offerings	$33,973
FOOTNOTES:
(1)    Represents direct or indirect payments to our directors or officers, the Manager, the Sub-Manager and their respective affiliates; to persons owning 10% or more of any class of our shares; and to our affiliates.
(2)    We are also offering up to $100.0 million of shares to be issued pursuant to our distribution reinvestment plan. The shares being offered can be reallocated among the different classes and between the Follow-On Public Offering and the distribution reinvestment plan.
(3)    Excludes approximately $15.5 million (0.5 million shares) issued pursuant to our distribution reinvestment plan, approximately $0.2 million (8,000 shares) of shares issued to the Manager, and the Sub-Manager in a private transaction exempt from the registration requirements pursuant to section 4(a)(2) of the Securities Act, and approximately $177.2 million (6.7 million shares) of Class FA and Class S shares sold in the Private Offerings.
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
(6)    Represents net cash invested in short-term U.S. Treasury Bills, with maturity dates of less than or equal to 30 days at time of acquisition.
(7)    Until such time as we have sufficient operating cash flows from our assets, we will pay cash distributions, debt service and/or operating expenses from net proceeds of the Public Offerings. The amounts presented above represent the net proceeds used for such purposes.

Item 6.     [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein. The discussion of our financial condition and results of operations for the year ended December 31, 2020 included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed on March 31, 2022 is incorporated by reference herein.

Overview
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in twelve middle market U.S. businesses, including investments acquired in March 2023. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 24, 2023, we had nine investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of December 31, 2022. See “Portfolio and Investment Activity” below for additional information related to our investments.
See Item 1. “Business” for additional information regarding our Manager, Sub-Manager and business objectives.
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
Through December 31, 2022, we had received net proceeds from the Public Offerings of approximately $474.2 million, including approximately $15.5 million received through our distribution reinvestment plan. We incurred selling commissions and dealer manager fees of approximately $8.1 million from the sale of Class A shares and Class T shares in the Public Offerings through December 31, 2022. The Class D shares and Class I shares sold through December 31, 2022 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $7.0 million based on actual amounts raised through the Public Offerings through December 31, 2022. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”
We are currently offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”) through the Follow-On Public Offering. There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding shares sold pursuant to our distribution reinvestment plan).
As of December 31, 2022, the public offering price was $35.08 per Class A share, $33.71 per Class T share, $31.77 per Class D share and $32.59 per Class I share. In January, February and March 2023, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of January 28, 2023, February 24, 2023 and March 24, 2023, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 28, 2023:
Public Offering Price, Per Share	$35.46	$34.08	$32.11	$32.88
Selling Commissions, Per Share	2.13	1.02	—	—
Dealer Manager Fees, Per Share	0.88	0.60	—	—

	Class A	Class T	Class D	Class I
Effective February 24, 2023:
Public Offering Price, Per Share	$35.84	$34.41	$32.43	$33.22
Selling Commissions, Per Share	2.15	1.03	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Effective March 24, 2023:
Public Offering Price, Per Share	$35.76	$34.32	$32.36	$33.16
Selling Commissions, Per Share	2.15	1.03	—	—
Dealer Manager Fees, Per Share	0.89	0.60	—	—
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Follow-On Public Offering.
Portfolio and Investment Activity
As of December 31, 2022, we had invested in eleven portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of December 31, 2022
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$27.8	Second Lien	16.0%	7/7/2026	$15.0	$42.8
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	8/1/2024	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge(3)	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA(4)	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion(5)	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
			$300.0				$176.9	$476.9
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2022, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2022.
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
We also held investments in U.S. Treasury Bills with a fair value of approximately $106.2 million as of December 31, 2022.

In March 2023, we acquired, through a wholly-owned subsidiary, an approximately 95.5% equity ownership interest in Tacmed Holdings, LLC (“TacMed Solutions”). Our total investment of $106.0 million in TacMed Solutions is comprised of a common equity interest investment of approximately $77.0 million and a concurrent debt investment of approximately $29.0 million in the form of senior secured debt.
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
We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted FCF may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP measures in the same manner. Because of these limitations and additional limitations described below, Adjusted EBITDA and Adjusted FCF should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA and Adjusted FCF only as supplemental measures.
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
We define Adjusted FCF as cash from operating activities less capital expenditures, net of proceeds from the sale of property and equipment, of our portfolio companies, as further adjusted for certain non-recurring items. These further adjustments are itemized below. Our proportionate share of Adjusted FCF is calculated based on our equity ownership percentage at period end. Adjusted FCF does not represent cash available to our Company except to the extent it is distributed to us, and to the extent actually distributed to us, we may not have control in determining the timing and amount of distributions from our portfolio companies, and therefore, we may not receive such cash.
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
Our aggregate proportionate share of Adjusted FCF from our portfolio company investments was approximately $13.8 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.
Lawn Doctor
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
As of December 31, 2022 and 2021, Lawn Doctor had total assets of approximately $104.3 million and $106.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$38,613	$35,018

Net income (GAAP)	$2,601	$2,544
Interest and debt related expenses	5,006	4,710
Depreciation and amortization	2,783	2,505
Income tax expense	1,407	831
Adjusted EBITDA (non-GAAP)	$11,797	$10,590

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$7,142	$6,411

	Years Ended December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$4,819	$4,646
Capital expenditures(2)	(193)	(211)
Adjusted FCF (non-GAAP)	$4,626	$4,435

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,801	$2,685
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 61% of Lawn Doctor.
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
As of December 31, 2022 and 2021, Polyform had total assets of approximately $36.8 million and $38.9 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Polyform for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$23,106	$22,297

Net income (GAAP)	$1,429	$1,626
Interest and debt related expenses	2,920	2,921
Depreciation and amortization	2,026	1,929
Income tax expense	536	574
Adjusted EBITDA (non-GAAP)	$6,911	$7,050

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$6,022	$6,143

	Years Ended December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$3,971	$1,270
Capital expenditures(2)	(340)	(845)
Adjusted FCF (non-GAAP)	$3,631	$425

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$3,164	$370
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
Auriemma U.S. Roundtables (“Roundtables”) is an information services and advisory solutions business to the consumer finance industry. Prior to our acquisition, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, banking, wealth management and other lending) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry. In April 2021, Roundtables acquired Edgar Dunn’s U.S. roundtables business, which added six roundtables to Auriemma’s services offering. This acquisition furthers Roundtables’ strategy of both growing organically and through mergers and acquisitions (“M&A”).

As of December 31, 2022 and 2021, Roundtables had total assets of approximately $62.3 million and $64.0 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of Roundtables for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$15,403	$13,128

Net income (loss) (GAAP)	$836	$(617)
Interest and debt related expenses	2,605	2,589
Depreciation and amortization	2,033	1,849
Income tax expense	109	469
Adjusted EBITDA (non-GAAP)	$5,583	$4,290

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$4,509	$3,465

	Years Ended December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$3,058	$2,342
Capital expenditures(2)	(87)	(382)
Adjusted FCF (non-GAAP)	$2,971	$1,960

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,399	$1,583
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
Healthcare Safety Holdings, LLC (“HSH”) is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
As of December 31, 2022 and 2021, HSH had total assets of approximately $48.2 million and $53.9 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of HSH for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$36,413	$32,918

Net income (GAAP)	$2,526	$1,693
Interest and debt related expenses	3,796	3,793
Depreciation and amortization	3,641	3,722
Income tax expense	982	456
Adjusted EBITDA (non-GAAP)	$10,945	$9,664

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$8,155	$7,200

	Years Ended December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$2,771	$2,889
Capital expenditures(2)	(265)	(136)
Adjusted FCF (non-GAAP)	$2,506	$2,753

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,867	$2,051
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 75% of HSH.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
ATA
ATA National Title Group, LLC (“ATA”) is a leading national independent title agency and settlement service provider for the residential resale, residential refinance, commercial and default markets in the Great Lakes Region. Its brands include ATA National Title Group, Greco Title Agency, Midstate Title Agency, Seaver Title Agency and Talon Title Agency. In February 2022, ATA acquired Absolute Title, Inc., which is a title services business providing services to the residential and commercial markets, in Ann Arbor, Michigan. This acquisition furthers ATA’s strategy of both growing organically and through M&A.
As of December 31, 2022 and 2021, ATA had total assets of approximately $95.6 million and $100.5 million, respectively. We acquired our investments in ATA in April 2021. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of ATA for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021(1)
Revenues	$60,573	$59,021

Net income (GAAP)	$395	$6,527
Interest and debt related expenses	6,083	4,583
Depreciation and amortization	4,408	3,458
Transaction related expenses(2)	—	1,399
Adjusted EBITDA (non-GAAP)	$10,886	$15,967

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$8,165	$11,975

	Years Ended December 31,
	2022	2021(1)
Cash provided by operating activities (GAAP)	$2,291	$9,478
Capital expenditures(4)	(211)	(191)
Adjusted FCF (non-GAAP)	$2,080	$9,287

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$1,560	$6,965
FOOTNOTES:
(1)Results are for the period from April 1, 2021 (the date we acquired our investment in ATA) to December 31, 2021.
(2)Transaction related expenses are non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 75% of ATA.
(4)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas
Douglas Machines Corp. (“Douglas”) is a leading manufacturer of innovative and customizable commercial cleaning and sanitizing equipment to the food, pet food, nutraceutical and industrial end-markets in the United States. Many of these end-markets, and in particular, food safety, are subject to increasingly stringent regulations, further accelerated by the COVID-19 pandemic.

As of December 31, 2022 and 2021, Douglas had total assets of approximately $59.3 million and $56.5 million, respectively. We acquired our investments in Douglas in October 2021. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash used in operating activities, respectively, of Douglas for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021(1)
Revenues	$27,402	$6,099

Net income (loss) (GAAP)	$547	$(928)
Interest and debt related expenses	2,516	573
Depreciation and amortization	1,714	419
Income tax expense	74	—
Transaction related expenses(2)	—	925
Adjusted EBITDA (non-GAAP)	$4,851	$989

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$4,376	$892

	Years Ended December 31,
	2022	2021(1)
Cash provided by (used in) operating activities (GAAP)	$6	$(476)
Capital expenditures(4)	(648)	(33)
Adjusted FCF (non-GAAP)	$(642)	$(509)

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$(579)	$(459)
FOOTNOTES:
(1)Results are for the period from October 7, 2021 (the date we acquired our investment in Douglas) to December 31, 2021.
(2)Transaction related expenses are non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 90% of Douglas.
(4)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion
Clarion Safety Systems, LLC (“Clarion”) is a provider of standards-based visual safety labels and signs that support original equipment manufacturers, facility owners, and employers in reducing risk and protecting workers. Clarion serves thousands of customers across the world in a large and diverse set of industries. Customers rely on Clarion’s expertise to help them navigate applicable regulatory and safety standards related to risk communication, resulting in the implementation of tailored systems of risk reduction. In June 2022, Clarion acquired Machine Safety Specialists, which specializes in engineering consulting services, including machine safety audits and risk assessments, machine safeguarding plans, verification and validation services and other work streams that contribute to customers’ compliance with applicable machine safety standards.
As of December 31, 2022 and 2021, Clarion had total assets of approximately $73.1 million and $69.3 million, respectively. We acquired our investments in Clarion in December 2021. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by (used in) operating activities, respectively, of Clarion for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021(1)
Revenues	$13,132	$676

Net income (loss) (GAAP)	$683	$(840)
Interest and debt related expenses	3,422	216
Depreciation and amortization	979	62
Income tax expense (benefit)	278	(341)
Transaction related expenses(2)	—	1,110
Adjusted EBITDA (non-GAAP)	$5,362	$207

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$5,253	$205

	Years Ended December 31,
	2022	2021(1)
Cash provided by (used in) operating activities (GAAP)	$1,747	$(1,615)
Capital expenditures(4)	(60)	—
Adjusted FCF (non-GAAP)	$1,687	$(1,615)

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$1,653	$(1,601)
FOOTNOTES:
(1)Results are for the period from December 9, 2021 (the date we acquired our investment in Clarion) to December 31, 2021.
(2)Transaction related expenses are non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 98% and 99%, respectively, of Clarion.
(4)Capital expenditures relate to the purchase of property, plant and equipment.
Vektek
Vektek Holdings, LLC (“Vektek”) designs, engineers and manufactures automated workholding solutions for CNC (Computer Numerical Control) machining. A market leader in high-pressure hydraulic clamps, Vektek products are essential to machine automation, tight tolerance machining and user production throughput. Vektek serves domestic and international machining customers in end markets including general industrial, automotive, agriculture, medical devices, technology and aerospace.
As of December 31, 2022, Vektek had total assets of approximately $116.7 million. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Vektek for the period from May 6, 2022 (the date we acquired our investment in Vektek) to December 31, 2022 (in thousands):

May 6, 2022 to December 31, 2022
Revenues	$26,190

Net loss (GAAP)	$(413)
Interest and debt related expenses	3,774
Depreciation and amortization	2,388
Income tax expense	90
Transaction related expenses(1)	1,706
Adjusted EBITDA (non-GAAP)	$7,545

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$6,316

May 6, 2022 to December 31, 2022
Cash provided by operating activities (GAAP)	$1,485
Capital expenditures(3)	(266)
Adjusted FCF (non-GAAP)	$1,219

Our Proportionate Share of Adjusted FCF (non-GAAP)(2)	$1,020
FOOTNOTES:
(1)Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2022, we owned approximately 84% of Vektek.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
Milton
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of over 30 years among its top ten customers. Milton completed four add-on acquisitions during 2021 and 2020, including GH Meiser & Co., Milton’s Bells, Zeeline, and Global-Flex. We believe these add-on acquisitions bolster Milton’s tire gauge, grease and fluid handling, hose assemblies, rubber expansion and metal expansion joints, “PTFE” products and pump connectors product lines. During 2022, Milton completed three additional add-on acquisitions, including Thunder Technologies which specializes in critical and demanding hose, rubber and expansion joint applications, Lock Technology which provides specialty tools to the automotive end market, and ProMax which provides specialty tools, components and accessories for the automotive and truck industries. These acquisitions further Milton’s strategy of both growing organically and through M&A.
Resolutions Economics
Resolution Economics, LLC (“Resolution Economics”) is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters. In October 2022, Resolutions Economics acquired Berkshire Associates which specializes in outsourced affirmative action plan consulting.
Blue Ridge
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software. In July 2020, Blue Ridge acquired Benefit Concepts Systems, Inc., a full service benefit consulting firm with expertise in the design, implementation, and administration of ESOPs. In April 2021, Blue Ridge acquired Coastal Pension Services, a leading provider of outsourced 401(k) administration services in the greater Washington, D.C. area. In December 2021, Blue Ridge acquired a California based provider of outsourced 401(k), defined benefit and cash balance plan administration services. In January 2022, Blue Ridge acquired Nicholas and Associates which specializes in the design and administration of retirement plans. Additionally, in August 2022, Blue Ridge acquired substantially all of the Tax Benefits Plan Services business of Crowe LLP which specializes in ESOP administration as well as retirement plan and consulting services. These acquisitions further Blue Ridge’s strategy of both growing organically and through M&A.

Co-Investments
We refer to our investments in Milton, Resolution Economics and Blue Ridge collectively as our “Co-Investments.” As of December 31, 2022 and 2021, our Co-Investments had total assets of approximately $472.3 million and $387.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of our Co-Investments for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Revenues	$163,080	$118,256

Net loss (GAAP)	$(580)	$(8,859)
Interest and debt related expenses	19,492	17,309
Depreciation and amortization	15,246	12,481
Income tax (benefit) expense	(1,336)	(875)
Adjusted EBITDA (non-GAAP)	$32,822	$20,056

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,865	$2,108

	Years Ended December 31,
	2022	2021
Cash provided by operating activities (GAAP)	$2,832	$3,754
Capital expenditures(2)	(1,144)	(2,351)
Adjusted FCF (non-GAAP)	$1,688	$1,403

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(95)	$114
FOOTNOTES:
(1)Amounts based on our ownership percentage of our Co-Investments as of the end of the periods presented. As of December 31, 2022 and 2021, we owned approximately 13%, 8% and 16% of Milton, Resolution Economics and Blue Ridge, respectively.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Factors Impacting Our Operating Results
We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. We will be dependent upon the earnings of and cash flows from the businesses that we acquire to meet our operating and management fee expenses and to make distributions. These earnings and cash flows, net of any minority interests in these businesses, will be available:
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

Liquidity and Capital Resources
General
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments, fund and maintain our assets and operations, repay borrowings, make distributions to our shareholders and other general business needs. We will use significant cash to fund acquisitions, make additional investments in our portfolio companies, make distributions to our shareholders and fund our operations. Additionally, to the extent we have available cash we may make investments in short-term U.S. Treasury Bills. Our primary sources of cash will generally consist of:
•the net proceeds from the Offerings;
•distributions and interest earned from our assets; and
•proceeds from sales of assets and principal repayments from our assets.
We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current economic environment, impacted by rising interest rates, record inflationary pressures due to global supply chain issues, a rise in energy prices and the impact of the recent public health crises, natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.
While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of December 31, 2022 and 2021, we had approximately $36.8 million and $58.7 million, respectively, of cash. Information related to the year ended December 31, 2020 is included in our Form 10-K filed with the SEC on March 31, 2022.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $184.9 million and $163.0 million in net proceeds during the years ended December 31, 2022 and 2021, respectively, from the Public Offerings, which excludes approximately $8.3 million and $4.2 million raised through our distribution reinvestment plan during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had approximately 827 million authorized common shares remaining for sale.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $22.1 million and $21.3 million, during the years ended December 31, 2022 and 2021, respectively.

The increase in operating cash flows (excluding amounts related to investment activity) for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily attributable to (i) an increase in interest income of approximately $9.7 million, (ii) an increase in distributions from portfolio companies of approximately $3.6 million, and (iii) a decrease in taxes paid of approximately $0.9 million, offset partially by (iv) an increase in amounts paid to related parties of approximately $12.4 million and (v) an increase in third-party operating expenses, net of changes in liabilities, of approximately $1.0 million.
Borrowings. We did not borrow any amounts during the years ended December 31, 2022 and 2021. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 8. “Financial Statements and Supplementary Data” for additional information regarding the 2022 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $89.4 million and $192.8 million of cash to purchase portfolio company investments during the years ended December 31, 2022 and 2021, respectively. Additionally, we used net cash of approximately $105.4 million to invest in U.S. Treasury Bills during the year ended December 31, 2022. Our U.S. Treasury Bills held at December 31, 2022 matured in January 2023 and we reinvested the proceeds from the redemptions in additional U.S. Treasury Bills. We did not invest in U.S. Treasury Bills during the year ended December 31, 2021.
Distributions. We paid distributions to our shareholders of approximately $15.2 million and $10.8 million (which excludes distributions reinvested of approximately $8.3 million and $4.2 million, respectively) during the years ended December 31, 2022 and 2021, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $18.7 million and $4.8 million during the years ended December 31, 2022 and 2021, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.20 million and $0.02 million in deferred financing costs during the years ended December 31, 2022 and 2021, respectively.
Reimbursement of Expense Support. During the year ended December 31, 2022, we reimbursed the Manager and Sub-Manager approximately $1.8 million for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $3.2 million of Expense Support that had not been reimbursed as of December 31, 2022, of which approximately $2.4 million was accrued as of December 31, 2022 and paid in January 2023. Expense Support is received or Expense Support reimbursement is paid annually in arrears. As of December 31, 2022, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support in excess of amounts accrued are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the years ended December 31, 2022 and 2021. Distributions declared prior to December 2022 were paid monthly in arrears. Distributions are paid in the month they are declared beginning with distributions declared in December 2022. The following table reflects total distributions declared during the years ended December 31, 2022 and 2021 (in thousands expect per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested	Range of Distribution Rates(3)
Year ended December 31, 2022	$21,911	$7,794	$14,117	2.9% – 4.0%
Year ended December 31, 2021	15,489	4,429	11,060	3.1% – 4.2%
FOOTNOTES:
(1)    Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 - December 31, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 - December 31, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
(3)    Represents the range of monthly distribution rates during the period, measured on the dollar value of distributions per share class as a percentage of the respective share class public offering price.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Years Ended December 31,
	2022		2021
	Amount	Percentage(1)	Amount	Percentage (1)
Net investment income before reimbursement of Expense Support	$19,165	135.7%	$11,924	107.8%
Reimbursement of Expense Support	(2,449)	(17.3)%	(1,831)	(16.5)%
Net investment income	16,716	118.4%	10,093	91.3%
Cash distributions net of distributions reinvested in excess of net investment income(2)	—	—%	967	8.7%
Cash distributions declared, net of distributions reinvested(3)	$14,117	100.0%	$11,060	100.0%
 FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Consists of offering proceeds for the year ended December 31, 2021.
(3)    Excludes $7,794 and $4,429 of distributions reinvested pursuant to our distribution reinvestment plan during the years ended December 31, 2022 and 2021, respectively.
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
See Note 6. “Distributions” in Item 8. “Financial Statements and Supplementary Data” for additional disclosures regarding distributions.
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
During the year ended December 31, 2022, we received requests for the repurchase of approximately $20.5 million of our common shares, which exceeded amounts available for repurchase under the Share Repurchase Program by approximately $13.6 million. Our board of directors approved the excess repurchase requests received for the year ended December 31, 2022. During the year ended December 31, 2021, we received requests for the repurchase of approximately $3.3 million of our common shares, which did not exceed amounts available for repurchase under the Share Repurchase Program.
The following table summarizes the shares repurchased during the years ended December 31, 2022 and 2021 (in thousands except per share data):

	Years Ended December 31,
	2022			2021
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	315	$10,493	$33.31	20	$631	$32.11
Class A	24	738	31.36	21	627	30.04
Class T	11	338	31.28	19	574	29.97
Class D	30	952	31.35	7	198	29.58
Class I	250	7,998	31.95	36	1,119	30.78
Class S	1	28	33.74	4	142	32.85
Total	631	$20,547	$32.57	107	$3,291	$30.74

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Through December 31, 2022, we had acquired equity and debt investments in eleven portfolio companies using the net proceeds from our Offerings. As of December 31, 2022 and 2021, the fair value of our portfolio company investments totaled approximately $588.8 million and $456.0 million, respectively. Additionally, as of December 31, 2022, we had invested in U.S. Treasury Bills with a fair value of $106.2 million. We did not have investments in U.S. Treasury Bills as of December 31, 2021. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments and for information regarding our portfolio companies.
The following table summarizes our operating results for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Total investment income	$46,956	$31,471
Total operating expenses	(27,710)	(17,917)
Reimbursement of expense support	(2,449)	(1,831)
Net investment income before taxes	16,797	11,723
Income tax expense	(81)	(1,630)
Net investment income	16,716	10,093
Net change in unrealized appreciation on investments	41,349	32,893
Net increase in net assets resulting from operations	$58,065	$42,986
Investment Income
Investment income consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
From portfolio company investments:
Interest income	$26,083	$17,190
Dividend income	19,983	14,172
From U.S. treasury bills and cash accounts:
Interest income	890	109
Total investment income	$46,956	$31,471
Interest income from portfolio company investments is generated from our senior secured note investments, all of which had fixed rate interest as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, our weighted average annual yield on our accruing debt investments was 15.2% and 15.3%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily attributable to receiving a full year of interest income on debt investments acquired in 2021 of approximately $74.5 million and an additional debt investment during the year ended December 31, 2022 of approximately $24.4 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During the year ended December 31, 2022, we received dividend income from nine of our portfolio companies, as compared to dividend income from four of our portfolio companies during the year ended December 31, 2021.
Our total investment income from portfolio company investments for the year ended December 31, 2022, resulted in cash yields ranging from 2.6% to 16.6% based on our investment cost, as compared to 0.3% to 16.0% for the year ended December 31, 2021.
We began investing in U.S. Treasury Bills in August 2022 to earn a higher rate of interest on our available cash. From August 2022 to December 31, 2022, our effective yield on U.S. Treasury Bills ranged from 2.1% to 3.9%.

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
Operating Expenses
Our operating expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Total return incentive fees	$11,456	$7,283
Base management fees	8,941	4,845
Offering expenses	2,814	2,552
Professional services	1,881	1,344
Pursuit costs	764	651
Distribution and shareholder servicing fees	789	397
Custodian and accounting fees	335	235
General and administrative expenses	298	174
Insurance expense	227	233
Director fees and expenses	205	203
Total operating expenses	27,710	17,917
Reimbursement of Expense Support	2,449	1,831
Net operating expenses	$30,159	$19,748
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, organization and offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative expenses and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian and accounting fees), and/or the complexity of our investment processes and capital structure (professional services).
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
We incurred total return incentive fees of approximately $11.5 million and $7.3 million during the years ended December 31, 2022 and 2021, respectively. The increase in total return incentive fees during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $8.9 million and $4.8 million during the years ended December 31, 2022 and 2021, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury Bills) which were approximately $530.0 million and $318.7 million during the years ended December 31, 2022 and 2021, respectively.

Offering Expenses
Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on our consolidated statements of assets and liabilities as deferred offering expenses and expensed to our consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We incurred offering expenses of approximately $2.8 million and $2.6 million during the years ended December 31, 2022 and 2021, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.8 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.
Distribution and Shareholder Servicing Fees
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
We incurred distribution and shareholder servicing fees of approximately $0.8 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively. The increase in distribution and shareholder servicing fees during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $2.9 million and $2.2 million during the years ended December 31, 2022 and 2021, respectively. The increase in other operating expenses during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily attributable to an increase in custodian, accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments.
Reimbursement of Expense Support
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

Since inception, we have received cumulative Expense Support of $5.1 million. Expense Support (reimbursement) totaled approximately ($2.4 million) and ($1.8 million) during the years ended December 31, 2022 and 2021, respectively. The actual amount of Expense Support or Expense Support reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information, including the maximum amount of Expense Support that may become reimbursable during the year ending December 31, 2023.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current year related to our Taxable Subsidiaries. During the years ended December 31, 2022 and 2021, we recorded current income tax expense of approximately $0.1 million and $1.6 million, respectively. Additionally, we recorded a provision for deferred taxes on investments of approximately $2.4 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of December 31, 2022, three of our equity investments were held in Taxable Subsidiaries, as compared to two equity investments held in Taxable Subsidiaries as of December 31, 2021.
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022		2021
Tax expense computed at the federal statutory rate	$12,708	21.0%	$9,707	21.0%
State income tax expense net of federal benefit	214	0.4	789	1.7
Benefit of partnership structure	(10,471)	(17.3)	(7,256)	(15.7)
Income tax expense	$2,451	4.1%	$3,240	7.0%
The effective tax rate will fluctuate from year to year as the amount of taxable income (or loss) at our Taxable Subsidiaries fluctuates in relation to the Company’s net income.
Net Change in Unrealized Appreciation on Portfolio Company Investments
Unrealized appreciation on portfolio company investments is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the years ended December 31, 2022 and 2021, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $43.7 million and $34.5 million, respectively, primarily due to EBITDA growth in a majority of our portfolio companies. EBITDA growth is partially attributable to accretive add-on acquisitions made by our portfolio companies, described above under “Portfolio and Investment Activity – Our Portfolio Companies.”
Net Assets
During the years ended December 31, 2022 and 2021, the net increase in net assets consisted of the following:

	Years Ended December 31,
	2022	2021
Operations	$58,065	$42,986
Distributions to shareholders	(21,911)	(15,489)
Capital transactions	172,636	163,850
Net increase in net assets	$208,790	$191,347
Operations increased by approximately $15.1 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in operations was primarily due to an increase of approximately $8.5 million in the net change in unrealized appreciation on investments and an increase of approximately $6.6 million in net investment income during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Distributions increased approximately $6.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $8.8 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due an increase in net proceeds received through our Offerings of approximately $21.9 million and an increase of approximately $4.1 million in amounts received through our distribution reinvestment plan, which was offset partially by an increase in share repurchases of approximately $17.2 million under the Share Repurchase Program.
Total Returns
The following table illustrates year-to-date (“YTD”), trailing 36 months (“Three Year”), Average Annual Return (“AAR”) and cumulative total returns with and without upfront selling commissions and dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	YTD Total Return	Three Year Total Return(1)	AAR Since Inception(2)	Cumulative Total Return(2)	Cumulative Total Return Period(2)
Class FA (no sales load)	10.8%	41.6%	14.3%	70.3%	Feb. 7, 2018 – Dec. 31, 2022
Class FA (with sales load)	3.6%	32.4%	12.1%	59.2%	Feb. 7, 2018 – Dec. 31, 2022
Class A (no sales load)	9.7%	36.9%	12.7%	60.0%	Apr. 10, 2018 – Dec. 31, 2022
Class A (with sales load)	0.4%	25.2%	9.8%	46.4%	Apr. 10, 2018 – Dec. 31, 2022
Class I	9.7%	37.3%	13.0%	61.6%	Apr. 10, 2018 – Dec. 31, 2022
Class T (no sales load)	9.3%	33.0%	11.2%	51.7%	May. 25, 2018 – Dec. 31, 2022
Class T (with sales load)	4.1%	26.7%	9.7%	44.5%	May. 25, 2018 – Dec. 31, 2022
Class D	9.7%	35.5%	11.6%	52.3%	Jun. 26, 2018 – Dec. 31, 2022
Class S (no sales load)	11.8%	N/A	15.7%	43.2%	Mar. 31, 2020 – Dec. 31, 2022
Class S (with sales load)	7.9%	N/A	13.9%	38.2%	Mar. 31, 2020 – Dec. 31, 2022
 FOOTNOTES:
(1)     For the period from January 1, 2020 to December 31, 2022.
(2)    For the period from the date the first share was issued for each respective share class to December 31, 2022. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of this Annual Report, including the negative impacts from recent public health crises, including the COVID-19 pandemic and variants thereof, natural disasters and geopolitical events.
Our shares are illiquid investments for which there currently is no secondary market. Investors should not expect to be able to resell their shares regardless of how we perform. If investors are able to sell their shares, they will likely receive less than their purchase price. Our net asset value and total returns — which are based in part upon determinations of fair value of Level 3 investments by our board of directors, not active market quotations — are inherently uncertain. Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data reported above.

Hedging Activities
As of December 31, 2022, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates
Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we continue to implement our business and operating strategy. Our significant accounting policies are described in Note 2. “Significant Accounting Policies” of Item 8. “Financial Statements and Supplementary Data.” Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition, as well as those that require complex judgment decisions by our management, are discussed below.
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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2022, our U.S. Treasury Bill investments were categorized as Level 1 and all of our portfolio company investments were categorized as Level 3.
U.S. Treasury Bill investments are recorded at fair value based on the average of the bid and ask quotes for identical instruments.
Our portfolio company investments are valued utilizing a market approach, an income approach (i.e. discounted cash flow approach), a transaction approach, or a combination of such approaches, as appropriate. The market approach uses prices, including third party indicative broker quotes, and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The transaction approach uses pricing indications derived from recent precedent merger and acquisition transactions involving comparable target companies. The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) that are discounted based on a required or expected discount rate to derive a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors we may take into account to determine the fair value of our investments include, as relevant: available current market data, including an assessment of the credit quality of the security’s issuer, relevant and applicable market trading and transaction comparables, applicable market yields and multiples, illiquidity discounts, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, data derived from merger and acquisition activities for comparable companies, and enterprise values, among other factors.

Our board of directors is responsible for determining in good faith the fair value of the Company’s Level 2 and Level 3 investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, our audit committee, and the independent third-party valuation firm. The determination of the fair value of our Level 2 and Level 3 assets requires judgment, which include assets for which market prices are not available. For most of our assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our assets, our calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that we ultimately realize upon the disposal of such assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of the Company’s Level 2 and Level 3 assets differs materially from the values that were provided by the independent valuation firm.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the recent public health crises, including the COVID-19 pandemic and variants thereof, natural disasters and geopolitical events; however, while we continue to monitor the pandemic, its impact on such risks remains uncertain and difficult to predict.
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
We had not borrowed any money as of December 31, 2022. However, to the extent that we borrow money to make investments, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2022, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.         Financial Statements and Supplementary Data

CNL STRATEGIC CAPITAL, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Orlando, Florida
March 29, 2023

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $476,901 and $387,754, respectively)	$588,837	$455,997
U.S. treasury bills (amortized cost of $106,216 and $—, respectively)	106,242	—
Total investments at fair value	695,079	455,997
Cash	36,837	58,704
Prepaid expenses and other assets	627	143
Total assets	732,543	514,844
Liabilities
Due to related parties (Note 5)	15,609	9,922
Payable for shares repurchased	2,368	509
Deferred tax liabilities, net	4,247	1,877
Accounts payable and other accrued expenses	1,220	661
Distributions payable	—	1,566
Total liabilities	23,444	14,535
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,244 and 4,559 shares outstanding, respectively	4	5
Class A Common shares, $0.001 par value, 94,660 shares authorized; 2,245 and 1,486 shares issued, respectively; 2,195 and 1,461 shares outstanding, respectively	2	1
Class T Common shares, $0.001 par value, 558,620 shares authorized; 2,458 and 1,654 shares issued, respectively; 2,343 and 1,609 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 1,999 and 1,020 shares issued, respectively; 1,957 and 1,009 shares outstanding, respectively	2	1
Class I Common shares, $0.001 par value, 94,660 shares authorized; 9,131 and 5,519 shares issued, respectively; 8,772 and 5,410 shares outstanding, respectively	9	5
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,765 and 1,766 shares outstanding, respectively	2	2
Capital in excess of par value	615,383	442,752
Distributable earnings	93,695	57,541
Total Members’ Equity	$709,099	$500,309

Net assets, Class FA shares	$148,111	$148,717
Net assets, Class A shares	71,242	44,958
Net assets, Class T shares	76,048	49,328
Net assets, Class D shares	62,844	30,607
Net assets, Class I shares	288,387	168,704
Net assets, Class S shares	62,467	57,995
Total Members’ Equity	$709,099	$500,309
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Investment Income
From portfolio company investments:
Interest income	$26,083	$17,190
Dividend income	19,983	14,172
From U.S. treasury bills and cash accounts:
Interest income	890	109
Total investment income	46,956	31,471
Operating Expenses
Total return incentive fees	11,456	7,283
Base management fees	8,941	4,845
Offering expenses	2,814	2,552
Professional services	1,881	1,344
Pursuit costs	764	651
Distribution and shareholder servicing fees	789	397
Custodian and accounting fees	335	235
General and administrative expenses	298	174
Insurance expense	227	233
Director fees and expenses	205	203
Total operating expenses	27,710	17,917
Reimbursement of expense support	2,449	1,831
Net operating expenses	30,159	19,748
Net investment income before taxes	16,797	11,723
Income tax expense	(81)	(1,630)
Net investment income	16,716	10,093
Net change in unrealized appreciation on investments:
Portfolio company investments	43,693	34,503
U.S. treasury bills	26	—
Provision for deferred taxes on investments	(2,370)	(1,610)
Total net change in unrealized appreciation on investments	41,349	32,893
Net increase in net assets resulting from operations	$58,065	$42,986

Common shares information:
Net investment income per share	$0.92	$0.79
Net increase in net assets resulting from operations per share	$3.21	$3.39
Weighted average number of common shares outstanding	18,072	12,696

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2020	10,458	$10	$278,908	$30,044	$308,962
Net investment income	—	—	—	10,093	10,093
Net change in unrealized appreciation on investments	—	—	—	32,893	32,893
Distributions to shareholders	—	—	—	(15,489)	(15,489)
Issuance of common shares through the Offerings	5,325	5	162,961	—	162,966
Issuance of common shares through distribution reinvestment plan	138	1	4,174	—	4,175
Repurchase of common shares pursuant to share repurchase program	(107)	—	(3,291)	—	(3,291)
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	16,716	16,716
Net change in unrealized appreciation on investments	—	—	—	41,349	41,349
Distributions to shareholders	—	—	—	(21,911)	(21,911)
Issuance of common shares through the Offerings	5,833	6	184,884	—	184,890
Issuance of common shares through distribution reinvestment plan	260	—	8,293	—	8,293
Repurchase of common shares pursuant to share repurchase program	(631)	(1)	(20,546)	—	(20,547)
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021
Operating Activities:
Net increase in net assets resulting from operations	$58,065	$42,986
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(89,384)	(192,759)
Proceeds from return of capital on portfolio company investments	237	2,463
Purchases of investments in U.S. treasury bills	(399,988)	—
Proceeds from redemptions/sales of U.S. treasury bills	294,606	—
Net change in unrealized appreciation on investments, excluding taxes	(43,719)	(34,503)
Accretion of discounts	(834)	—
Increase in net due to related parties	5,687	8,445
Increase in accounts payable and other accrued expenses	559	276
Increase in deferred tax liabilities, net	2,370	1,610
Increase in prepaid expenses and other assets	(416)	(33)
Other operating activities	133	102
Net cash used in operating activities	(172,684)	(171,413)
Financing Activities:
Proceeds from issuance of common shares	184,890	162,966
Payment on repurchases of common shares	(18,688)	(4,751)
Distributions paid, net of distributions reinvested	(15,184)	(10,766)
Deferred financing costs	(201)	(20)
Net cash provided by financing activities	150,817	147,429
Net decrease in cash	(21,867)	(23,984)
Cash, beginning of period	58,704	82,688
Cash, end of period	$36,837	$58,704
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$606	$1,530
Supplemental disclosure of non-cash financing activities:
Distributions reinvested	$8,293	$4,175
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$—	$1,566
Offering costs	$331	$176
Payable for shares repurchased	$2,368	$509

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Notes – First Lien – 14.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Notes – Second Lien – 10.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					176,942	176,942
Equity – 58.1%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$38,406
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	46,187
Blue Ridge ESOP Associates	Business Services			11,489	12,793	20,334
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	51,609
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	37,338
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	33,865
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	66,028
Milton Industries Inc.	Engineered Products			6,647	6,647	15,203
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	25,105
Resolution Economics, LLC	Business Services			7,166	7,129	13,793
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	64,027
Total Equity					299,959	411,895
Total Portfolio Company Investments – 83.0%					$476,901	$588,837

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022 (CONTINUED)
(in thousands, except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 15.0%
U.S. Treasury Bills	Zero Coupon	1/3/2023	$88,235	$88,210	$88,235
U.S. Treasury Bills	Zero Coupon	1/24/2023	18,047	18,006	18,007
Total Other Investments				106,216	106,242
TOTAL INVESTMENTS – 98.0%				$583,117	$695,079
OTHER ASSETS IN EXCESS OF LIABILITIES – 2.0%					14,020
NET ASSETS – 100.0%					$709,099

FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of December 31, 2022, the Company owned a controlling interest in this portfolio company.

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Notes – First Lien – 23.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	11/13/2022	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	8/7/2023	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					116,600	116,600
Senior Secured Notes – Second Lien – 7.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Total Senior Secured Notes - Second Lien					35,942	35,942
Total Senior Secured Notes					152,542	152,542
Equity – 60.7%
ATA Holding Company, LLC(3)	Real Estate Services			36,980	$36,000	$41,612
Auriemma U.S Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	40,902
Blue Ridge ESOP Associates	Business Services			9,859	9,859	12,731
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			46,759	46,759	46,760
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	35,500
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	24,117
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	28,013	56,806
Milton Industries, Inc.	Engineered Products			6,647	6,647	9,286
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	24,116
Resolution Economics, LLC	Business Services			7,166	7,129	11,625
Total Equity					235,212	303,455
TOTAL INVESTMENTS – 91.2%					$387,754	$455,997
OTHER ASSETS IN EXCESS OF LIABILITIES – 8.8%						44,312
NET ASSETS – 100.0%						$500,309
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022

1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”) and sub-managed by Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”). The Manager is responsible for the overall management of the Company’s activities and the Sub-Manager is responsible for the day-to-day management of the Company’s assets. The Manager and the Sub-Manager are each registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Company conducts and intends to continue its operations so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
During the period from commencement of operations on February 7, 2018 to December 31, 2020, the Company offered Class FA (“Class FA”) and Class S (“Class S”) limited liability company interests (collectively, the “Founder shares”) through a combination of four private offerings (the “Private Offerings”). All of the Private Offerings were terminated on or before December 31, 2020.
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
Through the Follow-On Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares”). There are differing selling fees and commissions and dealer manager fees for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Follow-On Public Offering (excluding sales pursuant to its distribution reinvestment plan). See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” for additional information related to the Public Offerings.

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
FOR THE YEAR ENDED DECEMBER 31, 2022
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
Risks and Uncertainties
The Company's portfolio companies and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where the portfolio companies are located and operate. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Cash
Cash consists of demand deposits at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
Use of Estimates
Management makes estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with GAAP. The uncertainty of future events may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and actual results could differ from those estimates.
Valuation of Investments
ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) clarifies that fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
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
The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 2 and Level 3 investments in accordance with the Company’s valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, its audit committee, and the independent third-party valuation firm. The determination of the fair value of the Company’s Level 2 and Level 3 assets requires judgment, which include assets for which market prices are not available. For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of the Company’s net asset value is based, in part, on the fair value of its assets, the Company’s calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that the Company ultimately realizes upon the disposal of such assets. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s Level 2 and Level 3 assets differs materially from the values that were provided by the independent valuation firm.
The Company may also look to private merger and acquisition statistics, public trading multiples adjusted for illiquidity and other factors, valuations implied by third-party investments in the businesses or industry practices in determining fair value of its Level 2 and Level 3 assets. The Company may also consider the size and scope of a business and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
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
Paid in Capital
The Company records the proceeds from the sale of its common shares on a net basis to (i) capital shares at par value and (ii) paid in capital in excess of par value, excluding upfront selling commissions and dealer manager fees.
Share Repurchases
Under the Company’s share repurchase program (the “Share Repurchase Program”), shares are redeemed as of the repurchase date, which will generally be the last business day of the month of a calendar quarter. Shares redeemed are retired and not available for reissue. See Note 7. “Capital Transactions” for additional information.
Offering Expenses
Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on the Company’s consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager.
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
FOR THE YEAR ENDED DECEMBER 31, 2022
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
Net Investment Income per Share and Net Increase in Net Assets Resulting From Operations per Share
Net investment income per share and net increase in net assets resulting from operations per share are calculated for each share class of common shares based upon the weighted average number of common shares outstanding during the reporting period.
Distributions
The Company’s board of directors has declared and intends to continue to declare distributions based on monthly record dates. Distributions declared prior to December 2022 were paid monthly in arrears. Distributions are paid in the month they are declared beginning with distributions declared in December 2022. Distributions are made on all classes of the Company’s shares at the same time.
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
Reclassifications
Certain reclassifications have been made to the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2021 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain portfolio investments. The income tax expense, or benefit, and related tax assets and liabilities are reflected in the Company’s condensed consolidated financial statements. See Note 9. “Income Taxes” for additional information.
During the years ended December 31, 2022 and 2021, the Company did not incur any material interest or penalties. Tax years 2019 and forward remain subject to examination by taxing authorities.

3. Investments
During the year ended December 31, 2022, the Company invested approximately $81.3 million in one new portfolio company, Vektek Holdings, LLC (“Vektek”), through a combination of debt and equity investments, and additional equity investments in ATA National Title Group, LLC (“ATA”), Clarion Safety Systems, LLC (“Clarion”) and Blue Ridge ESOP Associates (“Blue Ridge”) totaling approximately $8.1 million. In March 2023, the Company invested approximately $106.0 million in an additional portfolio company, as described further in Note 13. “Subsequent Events.”
Additionally, during the year ended December 31, 2022, the Company began investing in short-term U.S. Treasury Bills. As of December 31, 2022, the U.S. Treasury Bills held by the Company were scheduled to mature within 30 days.
During the year ended December 31, 2021, the Company invested approximately $192.8 million in aggregate in three portfolio companies, ATA, Douglas Machines, Inc. (“Douglas”) and Clarion, through a combination of debt and equity investments.
The Company’s investment portfolio is summarized as follows as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	14.6%	14.3%
Second lien	75,342	75,342	10.8	10.6
Total senior secured debt	176,942	176,942	25.4	24.9
Equity	299,959	411,895	59.3	58.1
U.S. Treasury Bills	106,216	106,242	15.3	15.0
Total investments	$583,117	$695,079	100.0%	98.0%

	As of December 31, 2021
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$116,600	$116,600	25.6%	23.3%
Second lien	35,942	35,942	7.9	7.2
Total senior secured debt	152,542	152,542	33.5	30.5
Equity	235,212	303,455	66.5	60.7
Total investments	$387,754	$455,997	100.0%	91.2%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.2% and have weighted average remaining years to maturity of 4.7 years as of December 31, 2022. The note purchase agreements contain customary covenants and events of default. As of December 31, 2022, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of December 31, 2022 and 2021, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The Company’s investments in U.S. Treasury Bills do not accrue interest. The Company purchases U.S. Treasury Bills at a discount and accretes such amounts as interest income over the term of the respective security using the effective interest method. The effective yield on the Company’s investments in U.S. Treasury Bills during the year ended December 31, 2022 ranged from 2.1% to 3.9%.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of December 31, 2022 and 2021 were as follows:

	As of December 31,
Industry	2022	2021
Engineered Products	18.2%	2.8%
Commercial and Professional Services	13.8	15.8
Real Estate Services	12.8	17.2
Visual Safety Solutions	12.6	15.2
Information Services and Advisory Solutions	10.2	12.1
Healthcare Supplies	9.9	10.6
Sanitation Products	8.9	11.1
Hobby Goods and Supplies	6.9	8.7
Business Services	6.7	6.5
Total	100.0%	100.0%
All investment positions held as of December 31, 2022 and 2021 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The following tables present audited summarized operating data for the years ended December 31, 2022 and 2021, and summarized balance sheet data as of December 31, 2022 and December 31, 2021 for the Company’s portfolio companies (in thousands):
Summarized Operating Data

	Year Ended December 31, 2022
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Vektek(1)	Milton	Other(2)
Revenues	$38,613	$23,106	$15,403	$36,413	$60,573	$27,402	$13,132	$26,190	$69,588	$93,492
Expenses	(34,818)	(21,141)	(14,458)	(32,905)	(60,178)	(26,781)	(12,171)	(26,513)	(76,035)	(88,961)
Income (loss) before taxes	3,795	1,965	945	3,508	395	621	961	(323)	(6,447)	4,531
Income tax (expense) benefit	(1,407)	(536)	(109)	(982)	—	(74)	(278)	(90)	1,046	290
Consolidated net income (loss)	2,388	1,429	836	2,526	395	547	683	(413)	(5,401)	4,821
Net loss attributable to non-controlling interests	213	—	—	—	—	—	—	—	—	—
Net income (loss)	$2,601	$1,429	$836	$2,526	$395	$547	$683	$(413)	$(5,401)	$4,821

	Year Ended December 31, 2021
	Lawn Doctor	Polyform	Round-tables	HSH	ATA(3)	Douglas(4)	Clarion(5)	Milton	Other(2)
Revenues	$35,018	$22,297	$13,128	$32,918	$59,021	$6,099	$676	$47,444	$70,812
Expenses	(31,749)	(20,097)	(13,276)	(30,769)	(52,494)	(7,027)	(1,857)	(54,579)	(73,411)
Income (loss) before taxes	3,269	2,200	(148)	2,149	6,527	(928)	(1,181)	(7,135)	(2,599)
Income tax (expense) benefit	(832)	(574)	(469)	(456)	—	—	341	(573)	1,448
Consolidated net income (loss)	2,437	1,626	(617)	1,693	6,527	(928)	(840)	(7,708)	(1,151)
Net loss attributable to non-controlling interests	107	—	—	—	—	—	—	—	—
Net income (loss)	$2,544	$1,626	$(617)	$1,693	$6,527	$(928)	$(840)	$(7,708)	$(1,151)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
Summarized Balance Sheet Data

	As of December 31, 2022
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Vektek	Milton	Other(2)
Current assets	$12,412	$9,532	$2,455	$11,780	$7,219	$11,650	$3,399	$14,832	$28,894	$60,887
Non-current assets	91,900	27,263	59,865	36,414	88,340	47,614	69,685	101,917	81,520	300,986
Current liabilities	8,476	1,463	2,461	4,160	6,834	5,431	457	2,536	6,614	36,853
Non-current liabilities	63,013	21,484	21,714	27,783	43,915	15,939	22,500	48,654	74,434	164,579
Non-controlling interest	512	—	—	—	—	—	—	—	—	—
Stockholders’ equity	32,311	13,848	38,145	16,251	44,810	37,894	50,127	65,559	29,366	160,441
Ownership Percentage(6)	61%	87%	81%	75%	75%	90%	98%	84%	13%	(7)

	As of December 31, 2021
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Milton	Other(2)
Current assets	$13,926	$9,940	$2,043	$14,260	$10,029	$10,640	$3,084	$19,911	$44,881
Non-current assets	92,309	28,948	61,955	39,653	90,510	45,880	66,182	71,140	251,257
Current liabilities	7,961	2,290	4,738	7,341	9,002	1,818	420	4,571	37,210
Non-current liabilities	63,576	21,557	19,771	28,536	43,458	16,280	22,500	51,940	116,786
Non-controlling interest	(500)	—	—	—	—	—	—	—	—
Stockholders’ equity	35,198	15,041	39,489	18,036	48,079	38,422	46,346	34,540	142,142
Ownership Percentage(6)	61%	87%	81%	75%	75%	90%	99%	13%	(7)
 FOOTNOTES:
(1)Summarized operating data presented for Vektek is for the period from May 6, 2022 (the date the Company acquired its investments in Vektek) to December 31, 2022.
(2)Includes aggregate summarized financial information for the Company’s co-investments (Resolution Economics and Blue Ridge) in which the Company owns a minority equity interest and which were individually less than 10% significance for the periods presented. Summarized financial information for Resolution Economics is reported on a one-month lag.
(3)Summarized operating data presented for ATA is for the period from April 1, 2021 (the date the Company acquired its investments in ATA) to December 31, 2021.
(4)Summarized operating data presented for Douglas is for the period from October 7, 2021 (the date the Company acquired its investments in Douglas) to December 31, 2021.
(5)Summarized operating data presented for Clarion is for the period from December 9, 2021 (the date the Company acquired its investments in Clarion) to December 31, 2021.
(6)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(7)As of December 31, 2022 and 2021, the Company owned approximately 8% of Resolution Economics and 16% of Blue Ridge.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022				As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$176,942	$176,942	$—	$—	$152,542	$152,542
Equity	—	—	411,895	411,895	—	—	303,455	303,455
U.S. Treasury Bills	106,242	—	—	106,242	—	—	—	—
Total investments	$106,242	$—	$588,837	$695,079	$—	$—	$455,997	$455,997

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2022 and 2021 were as follows (in thousands):

As of December 31, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Equity	411,895	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Total	$588,837

As of December 31, 2021
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$130,042	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	22,500	Transaction Precedent	Transaction Price	N/A	N/A
Equity	256,695	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	8.5% – 13.0% (11.4%) 4.1x – 15.2x (8.9x) 6.0x – 12.5x (9.6x)	Decrease Increase Increase
	46,760	Transaction Precedent	Transaction Price	N/A	N/A
Total	$455,997
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	24,400	64,984	89,384
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	43,693	43,693
Fair value balance as of December 31, 2022	$176,942	$411,895	$588,837
Change in net unrealized appreciation on investments held as of December 31, 2022(2)	$—	$43,693	$43,693

	Year Ended December 31, 2021
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2021	$78,042	$153,155	$231,197
Additions	74,500	118,260	192,760
Return of capital(1)	—	(2,463)	(2,463)
Net change in unrealized appreciation(2)	—	34,503	34,503
Fair value balance as of December 31, 2021	$152,542	$303,455	$455,997
Change in net unrealized appreciation on investments held as of December 31, 2021(2)	$—	$34,503	$34,503
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
Distribution and Shareholder Servicing Fee — The Company pays the Managing Dealer a distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares sold in the Public Offerings (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee, subject to certain limits, that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
Manager and/or Sub-Manager
Organization and Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $2.8 million and $2.5 million in organization and offering costs based on actual amounts raised through the Public Offerings during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Manager and the Sub-Manager had incurred additional organization and offering costs of approximately $2.4 million on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $8.9 million and $4.8 million during the years ended December 31, 2022 and 2021, respectively.
The base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of Non-founder shares Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the Founder shares of a particular class, 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding Founder shares Average Adjusted Capital for a particular class to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets reflects changes in the fair market value of the Company’s assets, which does not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. “Adjusted Capital” is defined as cumulative proceeds generated from sales of the Company’s shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of upfront selling commissions and dealer manager fees (“sales load”), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, and adjusted for share conversions, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $11.5 million and $7.3 million during the years ended December 31, 2022 and 2021, respectively.
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
FOR THE YEAR ENDED DECEMBER 31, 2022
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. For the years ended December 31, 2022 and 2021, the High Water Marks were as follows:

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
Expense Support and Conditional Reimbursement Agreement — The Company entered into an expense support and conditional reimbursement agreement with the Manager and the Sub-Manager, as amended, (the “Expense Support and Conditional Reimbursement Agreement”), which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that the Company’s annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support and Conditional Reimbursement Agreement) declared and paid (net of the Company’s distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support and Conditional Reimbursement Agreement (the “Expense Support”).
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
Since inception, the Company has received cumulative Expense Support from the Manager and Sub-Manager of approximately $5.1 million. During the years ended December 31, 2022 and 2021, the Company accrued reimbursement of Expense Support due to the Manager and Sub-Manager of approximately $2.4 million and $1.8 million, respectively. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.
The following table summarizes annual Expense Support received, Expense Support reimbursed, and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of December 31, 2022 (in thousands):

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Unreimbursed Expense Support Subject to Reimbursement(2)	Reimbursement Eligibility Expiration
December 31, 2018	$390	$(353)	$—	(3)
December 31, 2019	1,372	(1,339)	—	(3)
December 31, 2020	3,301	(2,588)	713	March 31, 2024
	$5,063	$(4,280)	$713
 FOOTNOTES:
(1)    Includes approximately $2,449 and $1,831 accrued as of December 31, 2022 and 2021, respectively, which were paid to the Manager and Sub-Manager in January 2023 and 2022, respectively. Expense support reimbursement is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement described above.
(2)    Management believes that additional reimbursement by the Company to the Manager and Sub-Manager related to the year ended December 31, 2020 is not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of December 31, 2022.
(3)    Unreimbursed amounts of $37 and $33 related to the years ended December 31, 2018 and 2019, respectively, will not be reimbursed in future periods.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of December 31, 2022 and 2021. These individuals and entities received distributions from the Company of approximately $0.5 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the years ended December 31, 2022 and 2021 are summarized below (in thousands):

		Years Ended December 31,
Related Party	Source Agreement & Description	2022	2021
Managing Dealer	Managing Dealer Agreements: Commissions	$1,799	$1,524
	Dealer manager fees	933	821
	Distribution and shareholder servicing fees	789	397
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	2,814	2,490
	Base management fees(1)	8,941	4,845
	Total return incentive fees(1)	11,456	7,283
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Reimbursement of Expense Support	2,449	1,831
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	84	104
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	764	651
 FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable. There was no Expense Support recorded for the years ended December 31, 2022 and 2021.
(2)Offering expense reimbursements are capitalized on the Company’s consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due to related parties as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Total return incentive fees	$11,456	$7,283
Reimbursement of expense support	2,449	1,831
Base management fees	864	578
Offering expenses	331	176
Distribution and shareholder servicing fees	84	53
Reimbursement of third-party operating expenses and pursuit costs	425	1
Total due to related parties	$15,609	$9,922

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the years ended December 31, 2022 and 2021. Distributions declared prior to December 2022 were paid monthly in arrears. Distributions are paid in the month they are declared beginning with distributions declared in December 2022. The following table reflects the total distributions declared during the years ended December 31, 2022 and 2021 (in thousands except per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2022	$21,911	$7,794	$14,117
Year ended December 31, 2021	15,489	4,429	11,060

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
FOOTNOTES:
(1)     The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2022 - December 31, 2022	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2021 - December 31, 2021	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Years Ended December 31,
	2022		2021
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$16,716	76.3%	$10,093	65.2%
Distributions in excess of net investment income(2)	5,195	23.7	5,396	34.8
Total distributions declared	$21,911	100.0%	$15,489	100.0%
FOOTNOTES:
(1)     Net investment income includes reimbursement of Expense Support of $2,449 and $1,831 for the years ended December 31, 2022 and 2021, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In December 2022, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 26, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Public Offerings, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Public Offerings, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2022, the public offering price was $35.08 per Class A share, $33.71 per Class T share, $31.77 per Class D share and $32.59 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program and share conversions described further below, for the years ended December 31, 2022 and 2021 (in thousands except per share data):

	Year Ended December 31, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	641	$21,727	$(1,572)	$20,155	58	$1,842	699	$21,997	$31.46
Class T	763	25,194	(1,160)	24,034	41	1,281	804	25,315	31.49
Class D	949	29,600	—	29,600	29	940	978	30,540	31.19
Class I	3,480	111,101	—	111,101	132	4,230	3,612	115,331	31.92
	5,833	$187,622	$(2,732)	$184,890	260	$8,293	6,093	$193,183	$31.70

	Year Ended December 31, 2021
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares	Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	403	$13,196	$(959)	$12,237	44	$1,323	$447	$13,560	30.33
Class T	954	30,411	(1,386)	29,025	19	585	973	29,610	30.41
Class D	549	16,473	—	16,473	14	410	563	16,883	30.06
Class I	3,419	105,231	—	105,231	61	1,857	3,480	107,088	30.78
	5,325	$165,311	$(2,345)	$162,966	138	$4,175	5,463	$167,141	$30.60

FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions declared prior to December 2022 were reinvested monthly in arrears. Distributions are reinvested in the month they are declared beginning with distributions declared in December 2022.
(2)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information.
Share Repurchase Program
In accordance with the Share Repurchase Program the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares is limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Notwithstanding the foregoing, at the sole discretion of the Company’s board of directors, the Company may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the year ended December 31, 2022, the Company received requests for the repurchase of approximately $20.5 million of the Company’s common shares, which exceeded amounts available for repurchase under the Share Repurchase Program by approximately $13.6 million. The Company’s board of directors approved the excess repurchase requests received for the year ended December 31, 2022. During the year ended December 31, 2021, the Company received requests for the repurchase of approximately $3.3 million of the Company’s common shares, which did not exceed amounts available for repurchase under the Share Repurchase Program.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
The following table summarizes the shares repurchased during the years ended December 31, 2022 and 2021 (in thousands except per share data):

	Years Ended December 31,
	2022			2021
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	315	$10,493	$33.31	20	$631	$32.11
Class A	24	738	31.36	21	627	30.04
Class T	11	338	31.28	19	574	29.97
Class D	30	952	31.35	7	198	29.58
Class I	250	7,998	31.95	36	1,119	30.78
Class S	1	28	33.74	4	142	32.85
Total	631	$20,547	$32.57	107	$3,291	$30.74
As of December 31, 2022 and 2021, the Company had a payable for shares repurchased of approximately $2.4 million and $0.5 million, respectively.
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
During the year ended December 31, 2022, approximately 59,000 Class T shares were converted to approximately 59,000 Class A shares at an average conversion rate of 1.0. There were no share conversions during the year ended December 31, 2021.
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
In August 2022, the Company entered into a new loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company is required to pay a total commitment fee to First Horizon Bank of $0.25 million, of which $0.13 million was paid during the year ended December 31, 2022. The 2022 Line of Credit is available for advances through August 2023.
The Company is required to pay a fee to First Horizon with each advance under the 2022 Line of Credit in the amount equal to 0.05% of the amount of each borrowing. The Company is also required to pay interest on the borrowed amount at a rate per year equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 2.75%. Interest payments are due monthly in arrears. Furthermore, the Company is required to pay a quarterly unused line fee when the average outstanding balance of the 2022 Line of Credit is less than $25.0 million. Unused line fees are due quarterly in arrears.
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
The Company had not borrowed any amounts under the 2022 Line of Credit as of December 31, 2022.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$63	$1,315
State	18	315
Total current tax expense	81	1,630
Deferred:
Federal	2,174	1,135
State	196	475
Total deferred tax expense	2,370	1,610
Income tax expense	$2,451	$3,240
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Carryforwards for net operating loss	$770	$533
Other	27	18
Valuation Allowance	(60)	(22)
Total deferred tax assets	737	529
Deferred tax liabilities:
Unrealized appreciation on investments	(4,984)	(2,406)
Total deferred tax liabilities	(4,984)	(2,406)
Deferred tax liabilities, net	$(4,247)	$(1,877)
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022		2021
Tax expense computed at the federal statutory rate	$12,708	21.0%	$9,707	21.0%
State income tax expense net of federal benefit	214	0.4	789	1.7
Benefit of partnership structure	(10,471)	(17.3)	(7,256)	(15.7)
Income tax expense	$2,451	4.1%	$3,240	7.0%
The Company’s taxable subsidiary entities had net operating loss carryforwards for federal purposes of approximately $2.8 million and $0.9 million as of December 31, 2022 and 2021, respectively, to offset future taxable income. The federal net operating loss carryforwards do not expire.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
10. Concentrations of Risk
The Company had eight portfolio companies which met at least one of the significance tests under Rule 4-08(g) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2022, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2022 and 2021 (in thousands except per share data):

	Year Ended December 31, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income, before reimbursement of Expense Support(1)	1.65	0.86	0.57	0.66	0.82	1.59
Reimbursement of Expense Support(1)	(0.32)	(0.15)	—	—	(0.12)	—
Net investment income(1)	1.33	0.71	0.57	0.66	0.70	1.59
Net realized and unrealized gains, net of taxes(1)(2)	2.20	2.21	2.23	2.23	2.25	2.21
Net increase resulting from investment operations	3.53	2.92	2.80	2.89	2.95	3.80
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39

Net assets, end of period	$148,111	$71,242	$76,048	$62,844	$288,387	$62,467
Average net assets(4)	$146,773	$56,292	$59,959	$42,716	$219,256	$59,895
Shares outstanding, end of period	4,244	2,195	2,343	1,957	8,772	1,765
Distributions declared	$5,475	$2,230	$1,901	$1,536	$8,562	$2,207
Total investment return based on net asset value before total return incentive fee(5)	12.21%	11.76%	11.26%	11.51%	11.63%	13.13%
Total investment return based on net asset value after total return incentive fee(5)	10.79%	9.69%	9.29%	9.69%	9.66%	11.80%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.34%	3.17%	4.19%	4.13%	3.34%	1.51%
Total operating expenses before reimbursement of Expense Support	2.51%	5.57%	6.49%	6.58%	5.72%	2.75%
Total operating expenses after reimbursement of Expense Support	3.46%	6.07%	6.49%	6.58%	6.07%	2.75%
Net investment income before total return incentive fee	5.15%	4.64%	4.12%	4.56%	4.58%	5.92%
Net investment income	3.97%	2.24%	1.83%	2.11%	2.20%	4.67%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022

	Year Ended December 31, 2021
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$29.97	$28.76	$28.67	$28.24	$29.06	$30.08
Net investment income before reimbursement of Expense Support(1)	1.33	0.65	0.39	0.58	0.60	1.23
Reimbursement of Expense Support(1)	(0.21)	(0.19)	(0.21)	(0.14)	(0.09)	—
Net investment income(1)	1.12	0.46	0.18	0.44	0.51	1.23
Net realized and unrealized gains, net of taxes(1)(2)	2.78	2.81	2.81	2.80	2.86	2.78
Net increase resulting from investment operations	3.90	3.27	2.99	3.24	3.37	4.01
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84

Net assets, end of period	$148,717	$44,958	$49,328	$30,607	$168,704	$57,995
Average net assets(4)	$145,353	$37,354	$30,486	$20,335	$106,275	$56,575
Shares outstanding, end of period	4,559	1,461	1,609	1,009	5,410	1,766
Distributions declared	$5,714	$1,531	$1,000	$760	$4,271	$2,213
Total investment return based on net asset value before total return incentive fee(5)	14.55%	13.88%	11.96%	13.31%	13.39%	15.07%
Total investment return based on net asset value after total return incentive fee(5)	12.92%	11.53%	10.55%	11.61%	11.76%	13.54%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.41%	2.97%	4.93%	4.16%	3.93%	1.67%
Total operating expenses before reimbursement of Expense Support	2.77%	5.52%	6.99%	6.45%	6.25%	3.07%
Total operating expenses after reimbursement of Expense Support	3.44%	6.13%	7.70%	6.91%	6.55%	3.07%
Net investment income before total return incentive fee	4.88%	4.06%	2.65%	3.77%	3.97%	5.26%
Net investment income	3.52%	1.52%	0.59%	1.48%	1.65%	3.86%
FOOTNOTES:
(1)The per share amounts presented are based on weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio investments for the period because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating fair values for the portfolio investments.
(3)The per share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(4)The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.
(5)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(6)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2022
13. Subsequent Events
Investments
In March 2023, the Company acquired, through a wholly-owned subsidiary, an approximately 95.5% equity ownership interest in Tacmed Holdings, LLC (“TacMed Solutions”). The Company’s total investment of $106.0 million in TacMed Solutions is comprised of a common equity interest investment of approximately $77.0 million and a concurrent debt investment of approximately $29.0 million in the form of senior secured debt.
Distributions
In January, February and March 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 24, 2023, March 27, 2023 and April 26, 2023, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2023, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of January 28, 2023, February 24, 2023 and March 24, 2023, respectively. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 28, 2023:
Offering Price, Per Share	$35.46	$34.08	$32.11	$32.88
Selling Commissions, Per Share	2.13	1.02	—	—
Dealer Manager Fees, Per Share	0.88	0.60	—	—
Effective February 24, 2023:
Offering Price, Per Share	$35.84	$34.41	$32.43	$33.22
Selling Commissions, Per Share	2.15	1.03	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Effective March 24, 2023:
Offering Price, Per Share	$35.76	$34.32	$32.36	$33.16
Selling Commissions, Per Share	2.15	1.03	—	—
Dealer Manager Fees, Per Share	0.89	0.60	—	—
Capital Transactions
During the period January 1, 2023 through March 24, 2023, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	126	$4,327	$(193)	$4,134	10	$332	136	$4,466	$32.68
Class T	210	7,187	(333)	6,854	8	262	218	7,116	32.59
Class D	115	3,721	—	3,721	7	216	122	3,937	32.30
Class I	596	19,707	—	19,707	27	886	623	20,593	33.06
	1,047	$34,942	$(526)	$34,416	52	$1,696	1,099	$36,112	$32.83

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Item 9B.     Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2022.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2022.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2022.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2022.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
1.    The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:
(i)    LD Parent, Inc.
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Year Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
(b)     Exhibits
The following exhibits are filed or incorporated as part of this report.

Exhibit No.	Description
3.1
Certificate of Formation of CNL Strategic Capital, LLC dated August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2*	Sixth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC.

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 18, 2022).

4.3	Fourth Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

4.4
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

10.1
Fourth Amended and Restated Management Agreement dated as of November 17, 2022 by and between CNL Strategic Capital and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

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

Exhibit No.	Description
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

10.16
Membership Interest Purchase Agreement dated April 1, 2021 by and among Huron Title Buyer, LLC and certain sellers of the ATA Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2021).

10.17
Stock Purchase Agreement dated October 7, 2021, by and among Douglas Machines Buyer, Inc., Douglas Machines Corp., and Douglas Acquisition Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.18
Note Purchase Agreement dated October 7, 2021, by and among Douglas Machines Buyer, Inc., Douglas Machines Corp., Douglas Machines Holdings, LLC, and DM Strategic Capital DebtCo, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.19
Unit Purchase Agreement dated December 9, 2021, by and among Clarion Safety Buyer, LLC, the Members of Clarion Safety Systems, LLC, and Clarion Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 9, 2021).

10.20
Loan Agreement dated August 24, 2022 by and between the Borrower and First Horizon Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

Exhibit No.	Description
10.21
Promissory Note dated August 24, 2022 by Borrower in favor of First Horizon Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.22
Pledge Agreement dated August 24, 2022 by and between the Company and the Borrower in favor of First Horizon Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.23
Guaranty Agreement dated August 24, 2022 by Company in favor of First Horizon Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

10.24
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

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

LD Parent, Inc.
Consolidated Financial Statements
As of and for the Years Ended December 31, 2022 and 2021

LD Parent, Inc.

Independent Auditor’s Report

Board of Directors
LD Parent, Inc.
Holmdel, NJ

Opinion

We have audited the consolidated financial statements of LD Parent, Inc. and its Subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Woodbridge, NJ
March 24, 2023

Consolidated Financial Statements

LD Parent, Inc.

Consolidated Balance Sheets

December 31,	2022	2021
Assets
Current assets:
Cash and equivalents	$6,581,308	$8,732,708
Receivables from franchisees, net	2,727,345	2,372,353
Inventories, net	2,432,233	2,089,690
Income tax receivable	61,847	82,526
Prepaid expenses and other current assets	609,004	648,577
Total current assets	12,411,737	13,925,854
Non-current assets:
Property, plant and equipment, net	2,294,726	2,203,168
Right-of-use assets, net	232,373	—
Intangible assets, net	42,948,463	44,179,821
Goodwill	38,871,101	37,507,174
Receivables from franchisees, net of current portion	2,805,779	3,501,057
Prepaid commissions	4,721,566	4,903,326
Other assets	25,714	14,422
Total non-current assets	91,899,722	92,308,968
Total assets	$104,311,459	$106,234,822
Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$307,000	$307,000
Accounts payable and accrued expenses	4,130,794	3,449,294
Current portion of lease obligations	187,747	—
Deferred revenue	1,124,701	1,002,536
Advertising funds	1,655,892	1,194,151
Franchisee deposits	862,040	1,726,700
Other current liabilities	207,567	281,215
Total current liabilities	8,475,741	7,960,896
Non-current liabilities:
Long-term debt, net of current portion	29,060,326	29,262,943
Related party notes	18,000,000	18,000,000
Deferred income taxes, net	8,595,495	9,424,034
Deferred revenue, net of current portion	6,998,220	6,612,161
Lease obligations, net of current portion	44,626	—
Other non-current liabilities	313,958	276,792
Total non-current liabilities	63,012,625	63,575,930
Total liabilities	71,488,366	71,536,826
Commitments and contingencies
Stockholder’s equity:
Parent Capital	$32,310,607	$35,197,728
Total LD Parent, Inc. stockholder’s equity	32,310,607	35,197,728
Non-controlling interest	512,486	(499,732)
Total stockholder’s equity	32,823,093	34,697,996
Total liabilities and stockholder’s equity	$104,311,459	$106,234,822
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Operations

Years Ended December 31,	2022	2021
Revenues:
Operating revenues	$32,834,937	$29,472,426
Initial franchise fees	4,713,057	4,558,458
Interest, service charges and other income	1,065,179	987,206
Net revenues	38,613,173	35,018,090
Costs and expenses:
Operating and training	3,712,486	2,542,400
Manufacturing	3,766,369	3,027,378
Selling, general and administrative	22,333,261	21,469,099
Total expenses	29,812,116	27,038,877
Income from operations	8,801,057	7,979,213
Other expense:
Interest expense, net	5,005,623	4,710,194
Income before income taxes	3,795,434	3,269,019
Income taxes:
Income tax expense	(1,407,929)	(831,897)
Consolidated net income	2,387,505	2,437,122
Less: Net loss attributable to the non-controlling interest	(213,282)	(106,941)
Net income attributable to LD Parent, Inc.	$2,600,787	$2,544,063
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	Parent Capital	Non-controlling interest	Total Stockholder’s Equity
Balance, December 31, 2020	$42,323,979	$(392,791)	$41,931,188
Parent contribution	750,823	—	750,823
Parent distributions	(10,770,250)	—	(10,770,250)
Stock-based compensation expense	349,113	—	349,113
Net income (loss)	2,544,063	(106,941)	2,437,122
Balance, December 31, 2021	$35,197,728	$(499,732)	$34,697,996
Investment in non-controlling interest	—	1,225,500	1,225,500
Parent distributions	(5,656,000)	—	(5,656,000)
Stock-based compensation expense	168,092	—	168,092
Net income (loss)	2,600,787	(213,282)	2,387,505
Balance, December 31, 2022	$32,310,607	$512,486	$32,823,093
See accompanying notes to the consolidated financial statements.

LD Parent, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,	2022	2021
Cash flows from operating activities:
Consolidated net income	$2,387,505	$2,437,122
Adjustments to reconcile consolidated net income to net cash flows provided by operating activities:
Bad debt expense	265,857	196,115
Depreciation	182,520	198,944
Amortization	2,334,166	2,308,416
Amortization of right-of-use asset	269,733	—
Deferred income taxes	(1,007,679)	(1,319,205)
Stock-based compensation expense	168,092	349,113
Amortization of debt issuance costs	104,383	75,568
Changes in operating assets and liabilities:
Receivables from franchisees	297,945	896,397
Inventories	(342,543)	(709,375)
Income tax receivable	20,679	45,204
Prepaid commission	60,499	(154,823)
Prepaid expenses and other current assets	181,758	(1,196,098)
Other assets	(11,292)	—
Accounts payable and accrued expenses	296,815	(24,268)
Deferred revenue	319,873	1,627,526
Advertising funds	461,741	(176,450)
Franchisee deposits	(864,660)	167,381
Other current liabilities	(73,648)	(47,970)
Other liabilities	37,170	(27,614)
Lease obligations	(269,733)	—
Net cash flows provided by operating activities	4,819,181	4,645,983
Cash flows from investing activity:
Acquisition of a subsidiary, net of cash acquired	(731,693)	—
Purchases of property, plant and equipment	(193,080)	(210,500)
Purchase of intangibles	(82,808)	—
Net cash flows used in investing activity	(1,007,581)	(210,500)
Cash flows from financing activities:
Parent contribution	—	750,823
Proceeds from long-term debt	—	10,700,000
Repayment for long-term debt	(307,000)	(226,750)
Parent distributions	(5,656,000)	(10,770,250)
Payment of debt issuance costs	—	(267,000)
Net cash flows provided by (used in) financing activities	(5,963,000)	186,823
Net (decrease) increase in cash and equivalents	(2,151,400)	4,622,306
Cash and equivalents, beginning of period	8,732,708	4,110,042
Cash and equivalents, end of period	$6,581,308	$8,732,708
Supplemental cash flow information:
Interest paid	$4,802,033	$4,493,143
Income taxes paid	2,391,377	2,105,858
Cash paid for amounts included in the measurement of operating lease obligations	269,730	—
Non-cash investing and financing activities:
Rollover equity in connection with acquisition of a subsidiary	$672,000	$—
Initial recognition of right-of-use asset	470,962	—
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

On April 20, 2018, the Company acquired a controlling interest in Mosquito Hunters, LLC (“Mosquito Hunters”). The Company has been able to expand their services in the pest industry as a result of this acquisition. As the Company has a controlling interest, the Company consolidates Mosquito Hunters in its consolidated financial statements.

On May 24, 2019, the Company acquired a controlling interest in Ecomaids LLC (“Ecomaids”), a franchisor of residential cleaning services. Ecomaids specializes as an innovator of environmentally responsible, non-toxic residential cleaning services for families throughout the United States. The Company believes this acquisition furthers its strategy of both growing organically and also through the acquisition of additional home service brands. The Company has been able to expand their services in the home cleaning as a result of this acquisition. As the Company has a controlling interest, the Company consolidates Ecomaids in its consolidated financial statements.

On October 7, 2022, the Company acquired a controlling interest in Elite Window Cleaning, Inc (“Elite”), a Canadian based operator and franchisor offering window cleaning, gutter cleaning and power washing services to residential and commercial customers. Elite uses a unique approach, which virtually eliminates the need for ladders on residential and lo-rise commercial jobs. The acquisition of Elite was made through Elite Franchising Corp.; a wholly owned subsidiary of Sparkle Squad LLC (“Sparkle Squad”), both of which were formed by the Company to facilitate the Elite transaction and eventually launch a similar franchise system in the U.S. As the Company has a controlling interest, the Company consolidates Elite in its consolidated financial statements.

2.Acquisitions
2022 Acquisition of Elite Window Cleaning, Inc.

On October 7 2022, Elite Franchising Corp. and certain members of Company’s management, entered into an agreement with Elite and acquired substantially all of the assets of Elite. After the closing of the acquisition and the purchase of common equity in Elite by certain members of the Company’s senior management team, LD Parent owns approximately 61.7% of the outstanding equity in Elite.

Total consideration was $2,368,483, which was comprised of $821,983 (gross of cash acquired) cash paid by the Company, $553,500 paid from non-controlling interest contributions, $672,000 Elite management rollover equity and $321,000 held in an escrow liability by the Company. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In accordance with ASC 805 Business Combinations, acquisition related costs must be accounted for separately from the business combination and are not part of the consideration transferred. In connection with the Elite Acquisition, the Company incurred $326,690 in acquisition related costs which is included in the selling, general and administrative expenses in the Consolidated Statements of Operations.

The allocation of the total consideration paid of the Company’s net tangible and identifiable intangible assets was based upon the estimated fair value, using available information at acquisition date, of those assets as of October 7, 2022. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill and expected synergies with the Company’s existing operations. To the extent the Company has a tax basis in goodwill and intangibles, it is deductible over 15 years.

LD Parent, Inc.

Notes to Consolidated Financial Statements

The following table presents the breakdown between purchase consideration and the allocation of the total purchase price:

Acquired tangible assets and liabilities:
Cash and cash equivalents	$90,290
Accounts receivable	223,516
Prepaid expenses	20,925
Property and equipment	81,000
Assumed liabilities	(63,685)
Deferred revenue	(188,350)
Deferred tax liability	(179,140)
Net tangible liabilities	(15,444)

Identifiable intangible assets:
Trade name	180,000
Customer relationships	650,000
Franchisee relationship	190,000
Goodwill	1,363,927
Total purchase consideration	$2,368,483

The Company estimated the fair value of property and equipment and intangible assets using the income, cost and market approaches to value the related assets. Fair values were determined by management using assistance of third-party valuation specialists. The valuation methods used to determine the fair value of the intangible assets included the income approach – relief from royalty method for trade name, the income approach – excess earnings method for customer relationships and franchise relationships. Identifiable assets are amortized over their estimated useful life.

The fair value of the acquired accounts receivable and prepaid and other assets approximates the carrying value of accounts receivable, prepaid and other assets, due to the short-term nature of the expected timeframe to collect the amounts and economic benefits due to the Company and the contractual cash flows, which are expected to be collected related to these receivables.

The fair value of the assumed liabilities which include accounts payable and accrued expenses and other liabilities, and deferred revenue, approximate the carrying value of accounts payable and accrued expenses, other liabilities, and deferred revenue, due to the nature of the expected timeframe to disburse the amounts and incur economic impacts due to the Company and the contractual cash flows, which are expected to be disbursed related to these assumed liabilities.

The consolidated financial statements include results of operations following the Elite acquisition for the period from October 8, 2022 through December 31, 2022.

Recently Issued Accounting Standards Updates

The Company has adopted the following accounting pronouncement for the year ended December 31, 2021:

In October 2021, the FASB issued Account Standards Update (ASU) 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. The Company elected to early adopt ASU 2021-08.

LD Parent, Inc.

Notes to Consolidated Financial Statements

3.Basis of Presentation and Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements of LD Parent, Inc. include the accounts of Lawn Doctor, Inc. and its wholly-owned subsidiaries, Mosquito Hunters, LLC, Ecomaids, LLC, Sparkle Squad and Elite (collectively the “Company”). The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and accounts have been eliminated in consolidation.

Non-controlling Interests
Non-controlling interests in consolidated subsidiaries are required to be classified as a separate component of equity in the Consolidated Balance Sheets and the amounts of net income and comprehensive income attributable to the non-controlling interests are included in consolidated net income on the face of the Consolidated Statements of Operations.

The accounts of Mosquito Hunters, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying Consolidated Balance Sheets as non-controlling interest in the amount of $(258,663) and $(298,563) at December 31, 2022 and 2021, respectively. Included in the years ended December 31, 2022 and 2021 Consolidated Statements of Operations is $39,900 and $(15,557), of the non-controlling interest income/(loss) allocation due to the related partial ownership of Mosquito Hunters.

The accounts of Ecomaids, LLC have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $(297,585) and $(201,169) at December 31, 2022 and 2021, respectively. Included in the years ended December 31, 2022 and 2021 Consolidated Statements of Operations is $(96,416) and $(91,384), of the non-controlling interest loss allocation due to the related partial ownership of Ecomaids.

The accounts of Elite have been included in the Company’s consolidated financial statements and the affiliates’ proportionate share of the net assets have been reflected in the accompanying consolidated financial statements as non-controlling interest in the amount of $1,068,734 at December 31, 2022. Included in the year ended December 31,2022 Consolidated Statement of Operations is $(156,766) of the non-controlling interest loss allocation due to the related partial ownership of Elite.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (ASC) 606). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 at inception. The Company also adopted the related guidance in ASC 340-40, Contracts with Customers (ASC 340-40) on January 1, 2019 with respect to costs to obtain and costs to fulfill a contract.

Revenue recognition policy

The Company recognizes revenue in accordance with ASC 606, which provides a five-step model for recognizing revenue from contracts with customers as follows:

•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when or as performance obligations are satisfied

LD Parent, Inc.

Notes to Consolidated Financial Statements

On January 1, 2019, the Company adopted the new accounting standard for all contracts not completed as of the adoption date using the modified retrospective method. The Company identified and implemented appropriate changes to the business policies, processes, and controls to support the adoption, recognition and disclosures under the new standard. The Company has identified the following revenue streams; initial franchise fees, operating revenues which consist of: service/royalty fees from franchises, sales of parts and equipment, revenues from sales type leases, advertising revenue, and interest income related to notes receivable and loans receivables. The Company’s initial franchise fees are recognized over the life of the contract. Commissions relating to such contracts are recorded as a prepaid asset and amortized over the life of the contract.

In accordance with ASC 606, the Company disaggregates its revenue from customers with contracts by revenue streams. The Company’s revenue streams are presented in the following table:

Years Ended December 31,	2022	2021
Operating Revenues:
Service/royalty fees	$22,296,751	$19,789,537
Part and equipment sales	3,385,013	2,788,043
Advertising revenue	7,153,173	6,894,846
Initial franchise fees	4,713,057	4,558,458
Interest, service charges, and other	1,065,179	987,206
Net Revenues	$38,613,173	$35,018,090

Service/royalty fees derived from franchises (“Service Fees”) are recognized as revenue when revenues are earned by the franchisees. The franchisees agree to pay to the Company a weekly royalty and service fee based on a percentage of the net revenues derived by the respective franchisees from the Company’s business.. Revenue from sales of parts and equipment are recognized, at the point in time which control is transferred, upon shipment. Interest income related to notes receivable and loans receivable is recorded as revenue when earned (and collection is reasonably assured) in accordance with the interest method.

Initial franchise fees are deferred and recognized over the life of the contract. Commissions paid on initial franchise fees are deferred and charged to expense upon recognition of the initial fee.

Advertising funds are presented as a gross up of revenue and related cost. Advertising funds, such as the Company’s National Marketing Fund and Regional Marketing fund, promote the Company’s brand nationally and in the local markets. In accordance with ASC 606, the Company records gross revenue related to Advertising funds. Which includes amounts charged by the Company to franchisees based on established contracts. Revenue related to these amounts is based on a percentage of sales of the franchisee and is recognized as earned. The sales-based royalty exception applies, and amounts are recognized as the underlying sales are done by the respective franchisees. Advertising fund revenue is deferred and is recognized as advertising expense is incurred by the Company.

Interest income mainly represents interest on notes receivable from franchisees and is recognized using the effective interest method. Service charges represent call center income, which is recognized at a point in time which the control is transferred, upon completion of calls.

Contract balances

The timing of revenue recognition may not align with the right to invoice the customer under franchisee agreements. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract liability (deferred revenue) is recorded. Deferred revenue represents franchisee fees received that have not been earned yet. Included within the Consolidated Balance Sheets is an amount of $8,122,921 and $7,614,697 which represent deferred revenues as of the year ended December 31, 2022 and 2021, respectively.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Costs to obtain a contract

Broker commissions paid to brokers, as well as commissions paid to internal sales personnel, that are incremental to the acquisition of franchisee contracts are capitalized as prepaid commissions on the Consolidated Balance Sheet when the period of benefit is determined to be greater than one year. The Company elected to apply the practical expedient to expense broker and sales commissions and associated costs as incurred when the expected amortization period is one year or less. The Company determines the period of benefit for broker and sales commissions paid for the acquisition of the franchisee contract by taking into consideration the term of the franchisee agreement. Amortization is recognized on a straight-line basis over a period of approximately ten years, which commensurate with the pattern of revenue recognition. Included within the Consolidated Balance Sheets is an amount of $4,721,566 and $4,903,326 which represent prepaid commissions as of the year ended December 31, 2022 and 2021, respectively.

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

The Company provides franchisees with an option to finance initial franchise fees over a period of up to 96 months with interest at 12% per annum. Additionally, the Company has converted accounts receivable from certain franchisees to notes receivable. These financing arrangements entered into during the years ended December 31, 2022 and 2021 were $809,198 and $1,347,400, respectively. These financing arrangements are recorded as notes receivable in receivables from franchisees in the accompanying Consolidated Balance Sheets. As of December 31, 2022 and 2021, $2,605,437 and $3,159,942 was outstanding of which $1,206,828 and $906,133 was classified as a current asset, which represents the principal amounts due on the aggregate notes receivable, respectively.

The Company provides an estimated allowance for doubtful receivables on any notes and related interest with delinquent installments of more than six months. The Company ceases accrual of interest when the Company can no longer assert that the likelihood of collection is probable.

The Company leases equipment to its franchisees with an option to pay in full upon execution of the lease or finance over 60, 72 or 84 months depending on the type of equipment. Interest is not to exceed 1.5% per month and the Company recognizes the imputed interest over the term of the lease. The Company records these leases as a sales-type lease in accordance with ASC 842 Leases (Note 8). Leased equipment is recorded in receivables from franchisees in the accompanying Consolidated Balance Sheets.

As of December 31, 2022, $1,801,805 was outstanding of which $394,634 was classified as a current asset. As of December 31, 2022, the Company recorded $458,813 as unearned interest of which $144,852 was classified within other current liabilities.

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

Shipping Costs
Costs to ship products to franchisees are expensed to manufacturing expenses as incurred. The Company recorded shipping costs of $168,209 and $211,803 for the years ended December 31, 2022 and 2021, respectively.

Cash

The Company maintains cash balances in various financial institutions located in the United States of America which, at times, may exceed federally insured limits.

Concentration of Credit Risk
The Company maintains its cash balances in a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 each. At times, such balances may be in excess of the FDIC insurance limit.

No one franchise or vendor exceeded 10% of the Company’s sales or purchases for the years ended December 31, 2022 and 2021.

No one franchise or vendor exceeded 10% of the Company’s accounts receivable or payables at December 31, 2022 and 2021.

Inventories, net
Inventories are stated at the lower of cost and net realizable value. Parts and materials, included as inventory, are evaluated annually by management for net realizable value and obsolescence. At December 31, 2022 and 2021, the reserve for inventory was $73,824 and $64,970, respectively.

Property, Plant and Equipment, net
Property and equipment acquired in connection with the acquisition are stated at fair value. The previous carrying value approximates to the fair value. Other property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives, which approximate 39 years for building, 5 to 7 years for furniture, fixtures and other equipment and 3 to 5 years for software and transportation equipment. Improvements to leasehold property are amortized on the straight-line method over the shorter of the asset life and remaining lease term.

Goodwill and Intangible Assets
As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued ASU 2011-08 which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In conjunction with management’s annual review of goodwill, the Company adopted the new guidance and concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. There were no impairment indicators for the years ended December 31, 2022 and 2021.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Indefinite and Finite Lived Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), indefinite lived intangible assets are recorded at cost and are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying values may not be recoverable. Impairment is recorded if the carrying amount exceeds fair value. Intangible assets which have finite useful lives are amortized using the straight-line method over their useful lives and consist of franchisee and customer relationships, and a leasehold interest. Finite lived intangible asset amortization expense was $2,334,166 and $2,308,416 for the years ended December 31, 2022 and 2021, respectively.

Future adverse changes in market conditions or poor operating results could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

Long-lived Assets
The Company accounts for the impairment of long-lived assets in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not have any long-lived assets impairment indicators during the years ended December 31, 2022 and 2021.

Debt Issuance Costs

Costs related to financing are being capitalized and amortized straight line, which approximates the effective interest method, over the term of the related debt facilities. Debt issuance costs were $198,924 and $303,307 as of December 31, 2022 and 2021, respectively, and are presented as a reduction to long-term debt in the Consolidated Balance Sheets. Amortization of deferred financing costs for the years ended December 31, 2022 and 2021 was $104,343 and $75,568, respectively, and is recorded in interest expense in the Consolidated Statements of Operations.

Income Taxes
The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

The Company recognizes a tax benefit from an uncertain position only if it is more likely than not the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, the Company measures the tax benefit as the largest amount of benefit that is greater than fifty percent likely being realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. As of December 31, 2022 and 2021, there was no impact to the consolidated financial statements relating to accounting for uncertainty in income taxes.

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

The Company’s material financial instruments at December 31, 2022 and 2021, for which disclosure of estimated value is required by certain accounting standards, consisted primarily of receivables from franchisees, accounts payable, accrued expenses, and debt. The carrying value of the term loan approximates fair value due to the variable interest rate associated with this financial instrument.

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

Leases

The company engages in leasing activity as both a lessee and a lessor.

The Company adopted ASC 842, effective January 1, 2022, using the modified retrospective method of adoption. The Company elected the package of practical expedients, which, among other items, permits the Company not to reassess under the new standard its prior conclusions about lease identification and initial direct costs. The Company also elected the short-term lease recognition exemption for all leases that quality. Under this election, the Company does not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less. The Company also elected to not separate lease and non-lease components for all leases. The Company did not elect the use-of hindsight practical expedient. As a result of the Company adopting ASC 842, the Company recognized right-of-use assets (ROUs) of $470,960 and lease obligations of $264,684 and $206,276, classified into current and non-current portion of liabilities, respectively.

See Note 11 – Leases for additional information.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Lessee

The company enters into operating leases and determines whether an arrangement is a lease at inception of the arrangement. The company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Leases are classified as operating or finance leases at the lease commencement date. A lease is classified as a finance lease if any one of the following criteria are met:

1.The leases transfers ownership of the asset at the end of the lease term.
2.The lease contains an option to purchase the asset that is reasonably certain to be exercised.
3.The lease term is for a major part of the remaining useful life of the asset, or
4.The present value of the lease payments equals or exceeds substantially all of the fair value of the asset.

A lease is classified as an operating lease if it does not meet any one of these criteria. The company currently only has operating leases as a lessee. The operating leases consist primarily of facility space, vehicles, and office equipment.

Lease liabilities are recognized at the lease commencement date based on the estimated present value of future minimum lease payments over the lease term, excluding lease incentives and initial direct costs incurred, if any. Lease liabilities represent the company’s obligation to make lease payments arising from the lease and ROU assets represent the Company’s right to use an underlying asset for the lease term. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as generally an implicit rate in the lease is not readily determinable. The company’s leases do not include residual value guarantees or covenants.

Lease expense for operating leases with original terms of less than 12 months is recognized on a straight line basis over the lease term.

When determining the lease term at inception, options to extend or renew leases are included in the measurement and recognition of ROU asset and liability when it is reasonably certain that the Company will exercise the option. The Company considers various economic factors when making the determination, including, but not limited to, the significance of leasehold improvements incurred in the facility space, the difficulty in replacing the lease, underlying contractual obligations, or specific characteristics unique to a particular lease. Subsequent to entering a lease, if it becomes reasonably certain that the company will exercise an option that was not included in the lease term, the Company accounts for the change in circumstances as a lease modification, which results in the remeasurement of the ROU asset and liability as of the modification date. The Company continually evaluates whether facts or circumstances indicate it is reasonably certain that it will exercise an option.

Lessor

The Company classifies leases as sales-type based on the results of the classification tests in accordance with ASC 842 and has elected, as an accounting policy to present all funds collected from lessees for sales and other similar taxes net of the related sales tax expense for all lessor leases. The Company also excludes executory costs from lease accounting if the lessee’s payments of those costs are made to a third party (e.g. taxing authority or insurer).

Advertising Expenses
The Company expenses its advertising costs the first time the advertising takes place. All advertising costs are expensed as incurred. Total advertising expense recorded in selling, general, and administrative expense within the Consolidated Statements of Operations was $754,707 and $826,125 for the years ended December 31, 2022 and 2021, respectively.

The Company incurs regional advertising costs, which are repaid weekly by franchisees based upon their cash receipts. The balances are reported as prepaid or accrued expenses at year-end.

LD Parent, Inc.

Notes to Consolidated Financial Statements

4.Receivables from Franchisees, net

December 31,	2022	2021
Amounts billed and currently receivable from franchisees	$1,949,114	$1,752,855
Notes receivable from franchisees	1,206,828	906,133
Net investment in sales type leases	394,634	357,777
Less: Allowance for doubtful accounts	(823,231)	(644,412)
Current portion	2,727,345	2,372,353
Notes receivable from franchisees	1,398,609	2,253,811
Net investment in sales type leases	1,407,170	1,247,246
Noncurrent portion	2,805,779	3,501,057
Receivables from Franchisees, net	$5,533,124	$5,873,410

The Company wrote off uncollectible accounts totaling $265,857 and $196,115 for the years ended December 31, 2022 and 2021, respectively.

5.Inventories

December 31,	2022	2021
Raw materials	$182,188	$157,373
Work-in-progress	436,024	296,429
Finished goods	1,814,021	1,635,888
Inventories	$2,432,233	$2,089,690

6.Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

December 31,	2022	2021
Land	$440,304	$440,304
Building	1,126,624	1,126,624
Furniture, fixtures and other equipment	1,098,518	873,850
Leasehold improvements	533,430	484,020
	3,198,876	2,924,798
Less: accumulated depreciation	(904,150)	(721,630)
Property, plant and equipment, net	$2,294,726	$2,203,168

Depreciation expense totaled $182,520 and $198,444 for the years ended December 31, 2022 and 2021, respectively.

7.Other Assets

Other assets are summarized as follows:

December 31,	2022	2021
Security Deposits	$25,714	$14,422

LD Parent, Inc.

Notes to Consolidated Financial Statements

8.Goodwill

The following is a summary of goodwill as of December 31, 2022 and 2021:

Balance as of January 1, 2021	$37,507,174
Additions	—
Balance as of December 31, 2021	37,507,174
Addition due to Elite acquisition (Note 2)	1,363,927
Balance as of December 31, 2022	$38,871,101

9.Intangibles, net

Intangibles are summarized as follows:

December 31,	2022	2021	Useful Life
Franchisee and customer relationships	$34,940,000	$34,100,000	10-15 years
Trade name	12,357,388	12,094,580	Indefinite
Systems-in-place	6,800,000	6,800,000	Indefinite
Leasehold interest	193,000	193,000	5.5 years
	54,290,388	53,187,580
Less: accumulated amortization	(11,341,925)	(9,007,759)
Intangibles, net	$42,948,463	$44,179,821

Amortization expense totaled $2,334,166 and $2,308,146 for the years ended December 31, 2022 and 2021, respectively, and is included within selling, general and administrative expenses in the Consolidated Statements of Operations.

The weighted average useful life of the Company’s finite-lived intangible assets acquired during the year 2022 was 8.9 years as of December 31, 2022.
Estimated future amortization expense of franchise and customer relationships and leasehold interest at December 31, 2022 is as follows:

Years ending December 31,
2023	$2,397,532
2024	2,376,333
2025	2,376,333
2026	2,376,333
2027	2,366,833
2028 and thereafter	11,897,711
$23,791,075

LD Parent, Inc.

Notes to Consolidated Financial Statements

10.Leases

The Company currently has operating leases for its facility space, vehicles, and postage equipment. These leases are used for the operations of the business and are mostly located in the state of New Jersey. The initial lease term and whether the Company has the option to renew are outlined below:

•Facility space – 10 years with the option to renew
•Vehicles – 2 to 10 years with no option to renew
•Postage equipment – 5 years with no option to renew

The option to renew was not included in the calculation of the liability and ROU asset for the facility space since it was not reasonably certain the Company would exercise this option at the effective date of ASC 842.

The components of lease expense were as follows:

Year ending December 31, 2022
Operating lease cost	$269,733
Short-term lease cost	—
Total lease cost	$269,733

The weighted-average remaining lease term and discount rate for operating leases, for the year ended December 31, 2022, are as follows:

Operating leases
Weighted-average remaining lease term	1.22 years
Weighted-average discount rate	5.46%

The following table indicates the financial statement lines where the Company’s operating lease liabilities and ROU assets are included in the Consolidated Balance Sheets:

	Amount	Balance sheet classifications
Assets:
Operating lease ROU assets	$ 232,373	Right-of-use asset
Total lease assets	$ 232,373

Liabilities:
Current operating lease liabilities	187,746	Current portion of lease obligations
Non-current operating lease liabilities	44,627	Lease obligations, net of current portion
Total lease liabilities	$ 232,373

LD Parent, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable operating leases as of December 31, 2022, are as follows:

Operating leases
2023	$193,544
2024	31,680
2025	12,270
2026	2,853
2027	—
2028 and thereafter	—
Total minimum lease payments	240,347
Less: Amounts representing interest	7,974
Present value of lease payments	$232,373

Prior to the Company’s adoption of ASC 842, lease expense was $244,996, for the year ended December 31, 2021. Lease expense is recorded in general and administrative expenses in the Consolidated Statements of Operations.

The Company’s lessor portfolio consists of sales-type leases. The Company’s has over 100 leases consisting of three types of lawn care equipment. Leases to the franchisees have an initial term of five to seven years with the option to renewal. Option periods were not included. The Company leases three types of lawn care equipment to its franchisees, including (i.) Turf Tamer Walk Behind, (ii.) Turf Tamer Stand-on Applicator, and (iii.) Turf Tamer Power Seeder.

For the year ended December 31, 2022, the Company did not record material gain or loss at the commencement date for any sales-type leases with its franchisees.

Income from sales-type leases is recorded within the equipment revenue line item in the Income Statement. The Company’s income from sales-type leases at December 31, 2022 were as follows:

December 31, 2022
Interest income	$129,909
Variable lease income	—
Total sales-type income	$129,909

The net investment in sales-type leases as of December 31, 2022 were as follows:

December 31, 2022
Lease receivables	$1,801,805
Unguaranteed residual assets	—
Net investment in sales-type leases	$1,801,805

LD Parent, Inc.

Notes to Consolidated Financial Statements

Future minimum payments to be received as lessor under non-cancelable sales-type leases as of December 31, 2022, were as follows:

Sales-type leases
2023	$368,193
2024	372,945
2025	345,366
2026	279,016
2027	204,404
2028 and thereafter	231,880
Total minimum lease payments	1,801,804
Less: Amounts representing interest	357,040
Present value of lease payments	$1,444,764

11.Borrowing Arrangements

Credit Agreements
On February 7, 2018, in conjunction with the acquisition by CNL Strategic Capital, LLC (“CNLSC”), the Company entered into an amendment to their Credit Agreement dated December 12, 2014. The amendment permitted the repayment of all of the outstanding principal amount of Subordinated Debt as of the date of the agreement, issuances up to $18,000,000 of subordinated second lien indebtedness, increase in the Term Loan by $6,000,000 and extended the maturity date to February 7, 2023. The amendment also contains revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. The Revolving Loan Commitment remained unchanged. The Revolving Loan Commitment was payable upon maturity on December 11, 2019. This was later amended in March 2019 to extend the maturity date to February 7, 2023 and clarify certain definitions in the prior amendment.

On August 11, 2021, the Company entered into a new amendment to their Credit Agreement dated December 12, 2014. The amendment increased the Term Loan by $10,700,000 and extended the maturity date for the Term Loan as well as the Revolving Loan Commitment to February 7, 2025. The amendment was treated as a debt modification. The amendment also contained revisions to the restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge coverage ratio and excess cash flow. The Revolving Loan Commitment remained unchanged. There were no outstanding borrowings under the revolving loan commitment at December 31, 2022 or 2021. The Revolving Loan Commitment bears interest of 0.50% of the unfunded portion.

As a result of the amendment to the Credit Agreement in 2021, the quarterly principal installment increased to $76,750 from $50,000, commencing on December 31, 2021 until the maturity date on February 7, 2025, at which time the outstanding is to be due and payable. The Credit Agreement also provides for an annual mandatory prepayment of principal based on excess cash flow (as defined in the Credit Agreement). During the year ended December 31, 2022 and 2021, the Company did not make a prepayment based on excess cash flow. The Credit Agreement also provides for the maintenance of certain financial ratios, including leverage and fixed charge ratios. At December 31, 2022 and 2021, the Company was in compliance with all of its covenant requirements. At December 31, 2022 and 2021, $29,566,250 and $29,873,250 was outstanding on the Term Loan.

The interest rate on the Credit Agreement varies depending if the Term Loan is a Base Rate Loan or a LIBOR Loan. At December 31, 2022, the Company elected to treat the Credit Agreement as a LIBOR Loan, which carried an effective interest rate of 9.23%.

LD Parent, Inc.

Notes to Consolidated Financial Statements

Repayment of the Credit Agreement is as follows:

Years ending December 31,
2023	$307,000
2024	307,000
2025	28,952,250
2026	18,000,000
$47,566,250

	2022	2021
Long-term debt	$29,566,250	$29,873,250
Less: Current portion	(307,000)	(307,000)
Less: Deferred financing costs	(198,924)	(303,307)
Long-term debt, net	$29,060,326	$29,262,943

Note Purchase Agreement

On February 7, 2018, in conjunction with the acquisition, the Company entered into a Note Purchase Agreement for an $18,000,000 aggregate principal amount of senior secured notes with related parties. The notes are subordinate to the Credit Agreement noted above. The notes contain an annual interest rate of 16% and were payable upon maturity on August 7, 2023, which was subsequently extended July 7, 2026, based on an third amendment to Note Purchase Agreement entered into in August 2021. Payment of the notes is due in full on the maturity date. The Company may prepay the notes at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement is collateralized by substantially all assets of Lawn Doctor, Inc. and was guaranteed by the Company. The note purchase agreement contains certain restrictive covenants inclusive of senior debt to adjusted EBITDA ratio, total debt to adjusted EBITDA ratio, fixed charge ratio, and excess cash flow. At December 31, 2022 and 2021, the Company was in compliance with all of its covenant requirements. At December 31, 2022 and 2021, $18,000,000 was outstanding on the Note Purchase Agreement with related parties.

12.Accounts Payable and Accrued Expenses

	2022	2021
Accounts payable	$458,920	$226,942
Accrued expenses	2,131,855	1,487,606
Deferred franchise package costs	1,523,304	1,702,627
Other	16,715	22,119
Accounts payable and accrued expenses	$4,130,794	$3,439,294

13.Commitments and Contingencies

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

LD Parent, Inc.

Notes to Consolidated Financial Statements

Employee Benefit Plan
The Company has a 401(k) savings retirement plan for all eligible employees. The plan allows for employee contributions to be matched by the Company on a pro rata basis. Contributions made to the plan by the Company, including fees, were $161,822 and $148,094 for the years ended December 31, 2022 and 2021, respectively.
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

14.Related Party Balances and Transactions

See Note 11 for note purchase agreement with the stockholders of LD Parent. The Company made parent distributions of $5,656,000 and $10,770,250 during the year ended December 31, 2022 and 2021, respectively.

15.Income Taxes

Deferred income taxes result from timing differences in the recognition of income and expenses for income tax and financial reporting purposes.

Net deferred tax assets and liabilities are summarized as follows:

December 31,	2022	2021
Employee compensation	$427,654	$348,096
Accounts receivable	136,772	126,675
Inventory	18,857	16,158
Partnership interest	944,834	666,907
Deferred revenue	767,732	682,942
Interest limitation	233,624	—
Foreign net operating loss	27,336	—
Valuation allowance	(108,928)	—
Deferred tax assets	2,447,881	1,840,778
Property and equipment	(345,473)	(327,611)
Intangible assets	(10,689,426)	(10,910,230)
Other	(8,477)	(26,971)
Deferred tax liabilities	(11,043,376)	(11,264,812)
Net deferred income tax liabilities	$(8,595,495)	$(9,424,034)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this analysis, the Company has determined that a valuation allowance on certain deferred tax assets related to Sparkle Squad, LLC were appropriate due to lack of predictable income. As of December 31, 2022 and December 31, 2021, the Company maintained a valuation allowance in the amount of $108,928 and $0 respectively.

LD Parent, Inc.

Notes to Consolidated Financial Statements

A summary of current and deferred income taxes included in the Consolidated Statements of Operations is as follows:

Year Ended December 31,	2022	2021
Current:
Federal	$1,779,447	$1,640,600
State	636,161	510,502
Current tax expense	2,415,608	2,151,102
Deferred:
Federal	(1,015,512)	(1,113,880)
State	35,169	(205,325)
Foreign	(27,336)	—
Deferred benefit	(1,007,679)	(1,319,205)
Total tax expense (benefit)	$1,407,929	$831,897
The Company’s effective income tax rate reconciles with the federal statutory rate as follows:

Years Ended December 31,	2022	2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.1	3.3
Foreign taxes	(0.7)	—
Non-deductible expenses	—	0.1
Non-controlling interest	0.3	0.7
Return to provision adjustment	2.1	2.9
State Rate Changes	6.7	—
Change in valuation allowance	2.9	—
Other	(0.5)	(2.4)
Effective income tax rate on income before taxes	36.9%	25.6%
As of December 31, 2022, The Company has not identified any uncertain tax positions. The Company does not anticipate that the total amount of the unrecognized tax benefits will change significantly within the next twelve months. The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns, as well as all open years in these jurisdictions. Generally, tax years open for examination include the year 2019 and forward.

16.Stock-Based Compensation

Share Options
Stock Options are issued by LD Parent pursuant to its 2018 Stock Incentive Plan (“the Plan”). The related stock-based compensation is pushed down to its subsidiary and recorded by the Company. The Company follows ASC 718, Share-Based Payment, for recording stock-based compensation. The fair value of each time-based and performance-based option award is estimated on the date of grant using a Black-Scholes option pricing model. These options, along with performance-based options, will be expensed when such events are deemed probable. Expected volatility is based on historical volatility of an appropriate industry sector index and other factors. The expected term of options with fixed exercise prices is derived by using the midpoint between vesting and expiration as the expected term of the option grant which is permitted under the guidance. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the years ended December 31, 2022 and 2021.

LD Parent, Inc.

Notes to Consolidated Financial Statements

A summary of assumptions is presented below in connection with 2018 grants:

Expected volatility	23%
Expected term (years)	5
Expected dividend yield	—
Risk-free interest rate	1.81%

	Stock Options
	Number of stock option shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at December 31, 2020	1,082	$3,931	7.30	547	535
Granted	—	—	—	—	—
Exercised	(191)	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2021	891	$3,931	6.30	177	714
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2022	891	$3,931	5.30	—	891

The Company has time-based share-based compensation arrangements under the Plan, which vest over 5 years. In addition to time-based awards, the Company has performance-based awards which vest upon meeting certain financial metrics.

For the years ended December 31, 2022 and 2021, the Company recorded expense of $168,092 and $349,113, respectively, in selling, general, and administrative expenses for stock-based compensation. Unamortized stock-based compensation at December 31, 2022 and 2021 was $0 and $168,092, respectively

17.Subsequent Events

Management has reviewed and evaluated all events and transactions as of March 24, 2023, the date that the consolidated financial statements were available for issuance.

During the first quarter of 2023, the Company made an additional equity investment in Elite in an amount equal to $450,000 that will be used by Elite to fund future growth initiatives.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2023.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 29, 2023
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2023
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 29, 2023
ARTHUR E. LEVINE

Signature	Title	Date

/s/ Mark D. Linsz	Director	March 29, 2023
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 29, 2023
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 29, 2023
ROBERT J. WOODY