Form 10-Q
period 2023-03-31
CNL Strategic Capital, LLC
filed 2023-05-11
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of May 10, 2023, the Company had 4,227,513 Class FA shares, 2,813,660 Class A shares, 2,640,186 Class T shares, 2,173,508 Class D shares, 10,136,913 Class I shares and 1,764,247 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Portfolio company investments (amortized cost of $582,736 and $476,901, respectively)	$709,308	$588,837
U.S. treasury bills (amortized cost of $54,003 and $106,216, respectively)	54,007	106,242
Total investments at fair value	763,315	695,079
Cash and cash equivalents	5,935	36,837
Receivable for shares sold	24,945	—
Prepaid expenses and other assets	730	627
Total assets	794,925	732,543
Liabilities
Due to related parties, net (Note 5)	4,987	15,609
Payable for shares repurchased	2,491	2,368
Deferred tax liabilities, net	5,771	4,247
Accounts payable and other accrued expenses	1,716	1,220
Total liabilities	14,965	23,444
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,228 and 4,244 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 2,644 and 2,245 shares issued, respectively; 2,585 and 2,195 shares outstanding, respectively	3	2
Class T Common shares, $0.001 par value, 558,620 shares authorized; 2,748 and 2,458 shares issued, respectively; 2,606 and 2,343 shares outstanding, respectively	3	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 2,177 and 1,999 shares issued, respectively; 2,130 and 1,957 shares outstanding, respectively	2	2
Class I Common shares, $0.001 par value, 94,660 shares authorized; 10,171 and 9,131 shares issued, respectively; 9,774 and 8,772 shares outstanding, respectively	9	9
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,764 and 1,765 shares outstanding, respectively	2	2
Capital in excess of par value	674,840	615,383
Distributable earnings	105,097	93,695
Total Members’ Equity	$779,960	$709,099

Net assets, Class FA shares	$150,083	$148,111
Net assets, Class A shares	85,090	71,242
Net assets, Class T shares	85,762	76,048
Net assets, Class D shares	69,384	62,844
Net assets, Class I shares	326,074	288,387
Net assets, Class S shares	63,567	62,467
Total Members’ Equity	$779,960	$709,099
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Investment Income
From portfolio company investments:
Interest income	$6,848	$5,830
Dividend income	5,237	5,905
From U.S. treasury bills and cash accounts:
Interest and dividend income	1,233	7
Total investment income	13,318	11,742
Operating Expenses
Total return incentive fees	3,635	2,892
Base management fees	2,663	1,863
Offering expenses	904	530
Professional services	500	423
Pursuit costs	185	160
Distribution and shareholder servicing fees	269	159
Custodian and accounting fees	138	121
Insurance expense	54	59
Director fees and expenses	51	51
General and administrative expenses	148	26
Total operating expenses	8,547	6,284
Expense support	(355)	—
Reimbursement of expense support	242	1,630
Net operating expenses	8,434	7,914
Net investment income before taxes	4,884	3,828
Income tax benefit	27	218
Net investment income	4,911	4,046
Realized and unrealized gain (loss) on investments
Net realized gain on investments:
U.S. Treasury Bills	4	—
Total net realized gain on investments	4	—
Net change in unrealized appreciation (depreciation) on investments:
Portfolio company investments	14,636	11,769
U.S. treasury bills	(24)	—
Provision for deferred taxes on investments	(1,524)	(696)
Total net change in unrealized appreciation on investments	13,088	11,073
Net increase in net assets resulting from operations	$18,003	$15,119

Common shares information:
Net investment income per share	$0.22	$0.25
Net increase in net assets resulting from operations per share	$0.82	$0.93
Weighted average number of common shares outstanding	21,839	16,208

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	4,911	4,911
Net realized loss on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	13,088	13,088
Distributions to shareholders	—	—	—	(6,601)	(6,601)
Issuance of common shares through the Public Offerings	1,806	2	59,358	—	59,360
Issuance of common shares through distribution reinvestment plan	79	—	2,590	—	2,590
Repurchase of common shares pursuant to share repurchase program	(74)	—	(2,491)	—	(2,491)
Balance as of March 31, 2023	23,087	$23	$674,840	$105,097	$779,960

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	4,046	4,046
Net change in unrealized appreciation on investments	—	—	—	11,073	11,073
Distributions to shareholders	—	—	—	(4,928)	(4,928)
Issuance of common shares through the Public Offerings	1,118	1	34,883	—	34,884
Issuance of common shares through distribution reinvestment plan	50	—	1,566	—	1,566
Repurchase of common shares pursuant to share repurchase program	(160)	—	(5,240)	—	(5,240)
Balance as of March 31, 2022	16,822	$17	$473,961	$67,732	$541,710

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net increase in net assets resulting from operations	$18,003	$15,119
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(106,000)	(1,125)
Proceeds from return of capital on portfolio company investments	165	237
Purchases of investments in U.S. Treasury Bills	(358,988)	—
Proceeds from redemptions/sales of U.S. Treasury Bills	412,225	—
Net realized gain on investments	(4)	—
Net change in unrealized appreciation on investments, excluding deferred taxes	(14,612)	(11,769)
Accretion of discounts	(1,022)	—
Decrease in due to related parties	(10,622)	(4,493)
Increase in accounts payable and other accrued expenses	496	100
Increase in deferred tax liabilities, net	1,524	478
(Increase) decrease in prepaid expenses and other assets	(60)	47
Other operating activities	82	5
Net cash used in operating activities	(58,813)	(1,401)
Financing Activities:
Proceeds from issuance of common shares	34,415	22,020
Payment on repurchases of common shares	(2,368)	(509)
Distributions paid, net of distributions reinvested	(4,011)	(3,248)
Deferred financing costs	(125)	—
Net cash provided by financing activities	27,911	18,263
Net (decrease) increase in cash and cash equivalents	(30,902)	16,862
Cash and cash equivalents, beginning of period	36,837	58,704
Cash and cash equivalents, end of period	$5,935	$75,566
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$2,590	$1,565
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$—	$1,680
Offering costs	$380	$195
Payable for shares repurchased	$2,491	$5,240

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2023
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 16.7%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Total Senior Secured Notes – First Lien					130,600	130,600
Senior Secured Notes – Second Lien – 9.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					205,942	205,942
Equity – 64.5%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$35,882
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	50,686
Blue Ridge ESOP Associates	Business Services			11,489	12,793	20,472
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	48,355
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	43,514
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	34,365
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,611	66,452
Milton Industries Inc.	Engineered Products			6,647	6,647	18,394
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	22,249
Resolution Economics, LLC	Business Services			7,166	7,129	13,651
Tacmed Holdings, LLC(3)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	72,346
Total Equity					376,794	503,366
Total Portfolio Company Investments – 90.9%					$582,736	$709,308
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2023 (CONTINUED)
(in thousands except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 7.0%
U.S. Treasury Bills	Zero Coupon	4/25/2023	$54,156	$54,003	$54,007
Total Other Investments				54,003	54,007
TOTAL INVESTMENTS – 97.9%				$636,739	$763,315
OTHER ASSETS IN EXCESS OF LIABILITIES – 2.1%					16,645
NET ASSETS – 100.0%					$779,960
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of March 31, 2023, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 14.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Note – Second Lien – 10.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					176,942	176,942
Equity – 58.1%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$38,406
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	46,187
Blue Ridge ESOP Associates	Business Services			11,489	12,793	20,334
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	51,609
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	37,338
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	33,865
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	66,028
Milton Industries, Inc.	Engineered Products			6,647	6,647	15,203
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	25,105
Resolution Economics, LLC	Business Services			7,166	7,129	13,793
Vektek Holdings, LLC (3)	Engineered Products			56,928	56,928	64,027
Total Equity					299,959	411,895
Total Portfolio Company Investments – 83.0%					$476,901	$588,837
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022 (CONTINUED)
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and money market funds at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
As of March 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $0.3 million, which represents 0.03% of total net assets. The Company did not hold cash equivalents as of December 31, 2022. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
The Company’s board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the Company’s valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, its audit committee, and the independent third-party valuation firm. The determination of the fair value of the Company’s Level 3 assets requires judgment, which include assets for which market prices are not available. For most of the Company’s assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of the Company’s net asset value is based, in part, on the fair value of its assets, the Company’s calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that the Company ultimately realizes upon the disposal of such assets. Furthermore, through the valuation process, the Company’s board of directors may determine that the fair value of the Company’s Level 3 assets differs materially from the values that were provided by the independent valuation firm.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, offering expenses, distribution and shareholder servicing fees, Expense Support (reimbursement) and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such expenses are attributable to the particular share classes, as determined by the Company’s board of directors, the Company’s governing agreements and, in certain cases, expenses which are specifically identifiable to a share class.
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
Distributions
The Company’s board of directors has declared and intends to continue to declare distributions based on monthly record dates. Distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. Distributions are paid in the month they are declared beginning with distributions declared in December 2022. Distributions are made on all classes of the Company’s shares at the same time.
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2022 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
During the three months ended March 31, 2023 and 2022, the Company did not incur any material interest or penalties. Tax years ending December 31, 2019 and forward remain subject to examination by taxing authorities.

3. Investments
In March 2023, the Company, through a wholly-owned subsidiary, acquired an approximately 95% equity ownership interest in Tacmed Holdings, LLC (“TacMed”) for consideration of approximately $77.0 million, subject to certain post-closing adjustments (the “Acquisition”). Additionally, on the closing date of the Acquisition, the Company, through a wholly-owned subsidiary, made a debt investment of approximately $29.0 million in the form of a senior secured note issued by TacMed.
The Company’s investment portfolio is summarized as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$130,600	$130,600	17.1%	16.7%
Second lien	75,342	75,342	9.9	9.7
Total senior secured debt	205,942	205,942	27.0	26.4
Equity	376,794	503,366	65.9	64.5
U.S. Treasury Bills	54,003	54,007	7.1	7.0
Total investments	$636,739	$763,315	100.0%	97.9%

	As of December 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	14.6%	14.3%
Second lien	75,342	75,342	10.8	10.6
Total senior secured debt	176,942	176,942	25.4	24.9
Equity	299,959	411,895	59.3	58.1
U.S. Treasury Bills	106,216	106,242	15.3	15.0
Total investments	$583,117	$695,079	100.0%	98.0%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.4% and have weighted average remaining years to maturity of 4.8 years as of March 31, 2023. The note purchase agreements contain customary covenants and events of default. As of March 31, 2023, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of March 31, 2023 and December 31, 2022, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of March 31, 2023 and December 31, 2022 were as follows:

Industry	March 31, 2023	December 31, 2022
Healthcare Supplies	23.2%	9.9%
Engineered Products	16.7	18.2
Commercial and Professional Services	11.5	13.8
Real Estate Services	10.3	12.8
Visual Safety Solutions	10.0	12.6
Information Services and Advisory Solutions	9.1	10.2
Sanitation Products	8.2	8.9
Hobby Goods and Supplies	5.4	6.9
Business Services	5.6	6.7
Total	100.0%	100.0%
All investment positions held at March 31, 2023 and December 31, 2022 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The Company had five significant portfolio companies in which it owned a controlling equity interest during the three months ended March 31, 2023 and 2022. The following tables present unaudited summarized operating data for the three months ended March 31, 2023 and 2022, and summarized balance sheet data as of March 31, 2023 (unaudited) and December 31, 2022 for these portfolio companies (in thousands):
Lawn Doctor, Inc.

	Three Months Ended March 31,
	2023	2022
Revenues	$9,128	$9,664
Expenses	(8,938)	(8,868)
Income before taxes	190	796
Income tax expense	(80)	(203)
Consolidated net income	110	593
Net loss attributable to non-controlling interests	147	39
Net income	$257	$632

	As of March 31, 2023	As of December 31, 2022
Current assets	$11,793	$12,412
Non-current assets	90,809	91,900
Current liabilities	9,742	8,476
Non-current liabilities	62,930	63,013
Non-controlling interests	365	512
Stockholders’ equity	29,565	32,311
Ownership percentage(1)	61%	61%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Auriemma U.S. Roundtables

	Three Months Ended March 31,
	2023	2022
Revenues	$4,079	$3,543
Expenses	(4,013)	(3,724)
Income (loss) before taxes	66	(181)
Income tax (expense) benefit	(7)	43
Net income (loss)	$59	$(138)

	As of March 31, 2023	As of December 31, 2022
Current assets	$12,592	$2,455
Non-current assets	59,333	59,865
Current liabilities	12,761	2,461
Non-current liabilities	21,644	21,714
Stockholders’ equity	37,520	38,145
Ownership percentage(1)	81%	81%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
Healthcare Safety Holdings, LLC

	Three Months Ended March 31,
	2023	2022
Revenues	$8,717	$9,606
Expenses	(7,800)	(8,767)
Income before taxes	917	839
Income tax expense	(257)	(185)
Net income	$660	$654

	As of March 31, 2023	As of December 31, 2022
Current assets	$11,719	$11,780
Non-current assets	35,526	36,414
Current liabilities	4,020	4,160
Non-current liabilities	27,614	27,783
Stockholders’ equity	15,611	16,251
Ownership percentage(1)	75%	75%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Douglas Machines Corp.

	Three Months Ended March 31,
	2023	2022
Revenues	$8,431	$5,399
Expenses	(7,844)	(5,824)
Income (loss) before taxes	587	(425)
Income tax (expense) benefit	(138)	104
Net income (loss)	$449	$(321)

	As of March 31, 2023	As of December 31, 2022
Current assets	$11,357	$11,650
Non-current assets	47,385	47,614
Current liabilities	4,895	5,431
Non-current liabilities	15,854	15,939
Stockholders’ equity	37,993	37,894
Ownership percentage(1)	90%	90%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Vektek Holdings, LLC
The Company acquired its investments in Vektek Holdings, LLC (“Vektek”) in May 2022.

Three Months Ended March 31, 2023
Revenues	$10,421
Expenses	(9,656)
Income before taxes	765
Income tax expense	(13)
Net income	$752

	As of March 31, 2023	As of December 31, 2022
Current assets	$14,862	$14,832
Non-current assets	101,091	101,917
Current liabilities	2,240	2,536
Non-current liabilities	48,618	48,654
Stockholders’ equity	65,095	65,559
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023				As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$205,942	$205,942	$—	$—	$176,942	$176,942
Equity	—	—	503,366	503,366	—	—	411,895	411,895
U.S. Treasury Bills	54,007	—	—	54,007	106,242	—	—	106,242
Total Investments	$54,007	$—	$709,308	$763,315	$106,242	$—	$588,837	$695,079
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

March 31, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.3% – 12.5% (11.7%) 6.9x – 13.7x (10.0x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
	29,000	Transaction Precedent	Transaction Price	N/A	N/A
Equity	426,366	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.3% – 12.5% (11.7%) 6.9x – 13.7x (10.0x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
	77,000	Transaction Precedent	Transaction Price	N/A	N/A
Total	$709,308

December 31, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Equity	411,895	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Total	$588,837
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	29,000	77,000	106,000
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	14,636	14,636
Fair value balance as of March 31, 2023	$205,942	$503,366	$709,308
Change in net unrealized appreciation on investments held as of March 31, 2023(2)	$—	$14,636	$14,636

	Three Months Ended March 31, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	—	1,125	1,125
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	11,769	11,769
Fair value balance as of March 31, 2022	$152,542	$316,112	$468,654
Change in net unrealized appreciation on investments held as of March 31, 2022(2)	$—	$11,769	$11,769
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.9 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Manager and the Sub-Manager had incurred approximately $1.6 million of offering costs on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $2.7 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $3.6 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. With respect to the calculation of Total Return to Shareholders, the following tables provides the applicable High Water Marks for the years ended December 31, 2023 and 2022:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2023	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
December 31, 2022	32.62	30.78	30.66	30.35	31.18	32.84
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
FOR THE THREE MONTHS ENDED MARCH 31, 2023
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received as of March 31, 2023, approximately $4.3 million had been reimbursed and approximately $0.1 million was no longer eligible for reimbursement. As of March 31, 2023, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.7 million, of which the Company had accrued reimbursement of approximately $0.2 million during the three months ended March 31, 2023. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of March 31, 2023. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.4 million during the three months ended March 31, 2023.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of March 31, 2023 and 2022. These individuals and entities received distributions from the Company of approximately $0.1 million during each of the three months ended March 31, 2023 and 2022.
Related party fees and expenses incurred for the three months ended March 31, 2023 and 2022 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2023	2022
Managing Dealer	Managing Dealer Agreement: Commissions	$642	$287
	Dealer manager fees	264	148
	Distribution and shareholder servicing fees	269	159
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	904	530
	Base management fees(1)	2,663	1,863
	Total return incentive fees(1)	3,635	2,892
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	(355)	—
	Reimbursement of Expense Support	242	1,630
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	25	22
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	185	160
FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable. There was no Expense Support recorded for the three months ended March 31, 2022.
(2)Offering expense reimbursements are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months.
(3)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
The following table presents amounts due to related parties, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Due from related parties:
Expense Support	$355	$—
Total due from related parties	355	—
Due to related parties:
Total return incentive fees	$(3,635)	$(11,456)
Reimbursement of Expense Support	(242)	(2,449)
Base management fees	(978)	(864)
Offering expenses	(380)	(331)
Distribution and shareholder servicing fees	(97)	(84)
Reimbursement of third-party operating expenses and pursuit costs	(10)	(425)
Total due to related parties	(5,342)	(15,609)
Due to related parties, net	$(4,987)	$(15,609)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the three months ended March 31, 2023 and 2022 (three record dates). Distributions declared prior to December 2022 were paid and reinvested monthly in arrears. Distributions are paid in the month they are declared beginning with distributions in December 2022. The following table reflects the total distributions declared during the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 - March 31, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 - March 31, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$4,911	74.4%	$4,046	82.1%
Distributions in excess of net investment income(2)	1,690	25.6	882	17.9
Total distributions declared	$6,601	100.0%	$4,928	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support (reimbursement), net of $113 and $(1,630) for the three months ended March 31, 2023 and 2022, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
In March 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 26, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2023, the public offering price was $35.76 per Class A share, $34.32 per Class T share, $32.36 per Class D share and $33.16 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	360	$12,248	$(464)	$11,784	16	$505	376	$12,289	$32.70
Class T	278	9,511	(442)	9,069	12	403	290	9,472	32.62
Class D	169	5,446	—	5,446	10	329	179	5,775	32.32
Class I	999	33,061	—	33,061	41	1,353	1,040	34,414	33.10
	1,806	$60,266	$(906)	$59,360	79	$2,590	1,885	$61,950	$32.87

	Three Months Ended March 31, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	140	$4,658	$(307)	$4,351	12	$375	152	$4,726	$31.01
Class T	85	2,744	(128)	2,616	8	253	93	2,869	30.85
Class D	156	4,773	—	4,773	5	164	161	4,937	30.58
Class I	737	23,144	—	23,144	25	774	762	23,918	31.37
	1,118	$35,319	$(435)	$34,884	50	$1,566	1,168	$36,450	$31.21

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions declared during the three months ended March 31, 2022 were paid or reinvested one month in arrears.
(2)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.
(3)Approximately $24.9 million and $12.9 million of net proceeds for shares sold and issued on March 31, 2023 and 2022, respectively, were received in cash in April 2023 and 2022, respectively.
Share Repurchase Program
In accordance with the Share Repurchase Program, the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares is limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). At the sole discretion of the Company’s board of directors, the Company may use sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
During the three months ended March 31, 2023 and 2022, the Company received requests for the repurchase of approximately $2.5 million and $5.2 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	16	$578	$35.26
Class A	10	335	32.72
Class T	3	105	32.69
Class D	6	180	32.36
Class I	38	1,257	33.16
Class S	1	36	35.77
Three Months Ended March 31, 2023	74	$2,491	$33.52

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	138	$4,555	$33.00
Class A	5	147	31.08
Class T	5	157	30.90
Class D	—	8	30.62
Class I	12	373	31.49
Three Months Ended March 31, 2022	160	$5,240	$32.76
As of March 31, 2023 and December 31, 2022, the Company had a payable for shares repurchased of approximately $2.5 million and $2.4 million, respectively, which were paid in April and January 2023, respectively.
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
During the three months ended March 31, 2023, approximately 24,000 Class T shares were converted to approximately 24,000 Class A shares at an average conversion rate of 1.00. During the three months ended March 31, 2022, approximately 2,000 Class T shares were converted to approximately 2,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
8. Borrowings
In August 2022, the Company entered into a loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company was required to pay a total commitment fee to First Horizon Bank of $0.25 million, of which $0.13 million was paid during the three months ended March 31, 2023. The 2022 Line of Credit is available for advances through August 2023.
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
The Company had not borrowed any amounts under the 2022 Line of Credit as of March 31, 2023.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Current tax benefit	$(27)	$(218)
Deferred tax expense	1,524	696
Total income tax expense	$1,497	$478
The effective tax rate for the three months ended March 31, 2023 and 2022 was 7.7% and 4.1%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Deferred tax assets:
Carryforwards for net operating loss	$927	$770
Other	8	27
Valuation Allowance	(84)	(60)
Total deferred tax assets	851	737
Deferred tax liabilities:
Unrealized appreciation on investments	(6,622)	(4,984)
Total deferred tax liabilities	(6,622)	(4,984)
Deferred tax liabilities, net	$(5,771)	$(4,247)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
10. Concentrations of Risk
The Company had five portfolio companies which met at least one of the significance tests under Rule 10-01(b) of Regulation S-X for at least one of the periods presented in the condensed consolidated financial statements.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on the Company’s results of operations and cash flows from operations, which would impact its ability to make distributions to shareholders.

11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2023, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income, before Expense Support (reimbursement)(1)	0.38	0.17	0.11	0.15	0.17	0.37
Expense Support (reimbursement)(1)(2)	(0.05)	0.02	—	—	0.04	—
Net investment income(1)	0.33	0.19	0.11	0.15	0.21	0.37
Net realized and unrealized gains, net of taxes(1)(3)	0.58	0.59	0.59	0.59	0.58	0.58
Net increase resulting from investment operations	0.91	0.78	0.70	0.74	0.79	0.95
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$35.50	$32.92	$32.91	$32.57	$33.36	$36.03

Net assets, end of period	$150,083	$85,090	$85,762	$69,384	$326,074	$63,567
Average net assets(5)	$149,170	$73,964	$80,239	$65,138	$300,817	$62,927
Shares outstanding, end of period	4,228	2,585	2,606	2,130	9,774	1,764
Distributions declared	$1,326	$706	$614	$566	$2,837	$552
Total investment return based on net asset value before total return incentive fee(6)	2.90%	2.91%	2.68%	2.88%	2.88%	3.01%
Total investment return based on net asset value after total return incentive fee(6)	2.58%	2.42%	2.17%	2.32%	2.42%	2.71%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Three Months Ended March 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.30%	0.85%	1.01%	0.84%	0.76%	0.32%
Total operating expenses before Expense Support (reimbursement)	0.58%	1.44%	1.55%	1.42%	1.35%	0.62%
Total operating expenses after Expense Support (reimbursement)	0.74%	1.39%	1.55%	1.42%	1.24%	0.62%
Net investment income before total return incentive fee(8)	1.21%	1.17%	0.87%	1.05%	1.22%	1.33%
Net investment income	0.93%	0.57%	0.33%	0.47%	0.63%	1.03%

	Three Months Ended March 31, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income before Expense Support (reimbursement)(1)	0.49	0.29	0.21	0.24	0.28	0.47
Expense Support (reimbursement)(1)(2)	(0.20)	(0.13)	—	—	(0.10)	—
Net investment income(1)	0.29	0.16	0.21	0.24	0.18	0.47
Net realized and unrealized gains, net of taxes(1)(3)	0.68	0.68	0.66	0.66	0.68	0.67
Net increase resulting from investment operations	0.97	0.84	0.87	0.90	0.86	1.14
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$33.28	$31.31	$31.28	$30.97	$31.73	$33.67

Net assets, end of period	$147,112	$50,399	$53,038	$36,225	$195,476	$59,460
Average net assets(5)	$149,800	$46,920	$50,365	$31,922	$178,731	$58,456
Shares outstanding, end of period	4,421	1,610	1,695	1,170	6,160	1,766
Distributions declared	$1,424	$473	$408	$294	$1,777	$552
Total investment return based on net asset value before total return incentive fee(6)	3.34%	3.40%	3.55%	3.68%	3.43%	3.88%
Total investment return based on net asset value after total return incentive fee(6)	2.95%	2.75%	2.85%	2.98%	2.78%	3.49%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.33%	0.80%	0.98%	1.00%	0.83%	0.37%
Total operating expenses before Expense Support (reimbursement)	0.66%	1.49%	1.71%	1.77%	1.53%	0.75%
Total operating expenses after Expense Support (reimbursement)	1.24%	1.91%	1.71%	1.77%	1.85%	0.75%
Net investment income before total return incentive fee(8)	1.22%	1.20%	1.41%	1.55%	1.28%	1.80%
Net investment income	0.90%	0.52%	0.68%	0.78%	0.58%	1.42%
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(6)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” See footnote (8) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the three months ended March 31, 2023, approximately 8% and 18% of total return incentive fees for Class A and Class I, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class T, Class D or Class S were covered by Expense Support. For the three months ended March 31, 2022, none of the total return incentive fees were covered by expense support.

13. Subsequent Events
Distributions
In April 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 26, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2023, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of April 27, 2023. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 27, 2023:
Offering Price, Per Share	$35.98	$34.55	$32.57	$33.36
Selling Commissions, Per Share	2.16	1.04	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Capital Transactions
During the period April 1, 2023 through May 10, 2023, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	213	$7,192	$(187)	$7,005	6	$191	219	$7,196	$32.92
Class T	40	1,370	(60)	1,310	4	144	44	1,454	32.91
Class D	39	1,284	—	1,284	4	117	43	1,401	32.57
Class I	348	11,613	—	11,613	15	494	363	12,107	33.36
	640	$21,459	$(247)	$21,212	29	$946	669	$22,158	$33.14

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. Amounts as of December 31, 2022 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 12 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 31, 2023, we had nine investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of March 31, 2023.
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
Through March 31, 2023, we had received net proceeds from the Public Offerings of approximately $536.1 million, including approximately $18.1 million received through our distribution reinvestment plan. As of March 31, 2023, the public offering price was $35.76 per Class A share, $34.32 per Class T share, $32.36 per Class D share and $33.16 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through March 31, 2023, we had incurred selling commissions and dealer manager fees of approximately $9.0 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through March 31, 2023 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $7.9 million based on actual amounts raised through the Public Offerings through March 31, 2023. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In April 2023, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of April 27, 2023. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 27, 2023:
Public Offering Price, Per Share	$35.98	$34.55	$32.57	$33.36
Selling Commissions, Per Share	2.16	1.04	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $711.5 million, including approximately $18.1 million received through our distribution reinvestment plan as of March 31, 2023.

Portfolio and Investment Activity
As of March 31, 2023, we had invested in 12 portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of March 31, 2023
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	7/7/2026	$15.0	$42.6
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	8/1/2024	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
TacMed	3/24/2023	95	77.0	First Lien	16.0	3/24/2030	29.0	106.0
			$376.8				$205.9	$582.7
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2023, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2023.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders. See our Form 10-K for the year ended December 31, 2022 for additional information regarding our portfolio companies and their related business activities.
We also held investments in U.S. Treasury Bills with a fair value of approximately $54.0 million as of March 31, 2023.
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

Our aggregate proportionate share of Adjusted FCF from our controlled equity investments was approximately $3.7 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.
Lawn Doctor
As of March 31, 2023 and December 31, 2022, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $102.6 million and $104.3 million, respectively. In October 2022, Lawn Doctor acquired a controlling equity interest in Elite Window Cleaning Inc., a Canadian-based franchisor offering window cleaning, gutter cleaning and power washing services to residential and commercial customers.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$9,128	$9,664

Net income (GAAP)	$257	$632
Interest and debt related expenses	1,441	1,160
Depreciation and amortization	646	615
Income tax expense	100	203
Adjusted EBITDA (non-GAAP)	$2,444	$2,610

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,480	$1,580

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,352	$3,568
Capital expenditures(2)	(58)	(58)
Adjusted FCF (non-GAAP)	$2,294	$3,510

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,389	$2,125
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023 and 2022, we owned approximately 61% of Lawn Doctor.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

Polyform
As of March 31, 2023 and December 31, 2022, Polyform Products, Co. (“Polyform”) had total assets of approximately $36.2 million and $36.8 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash used in operating activities, respectively, of Polyform for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$4,103	$5,823

Net (loss) income (GAAP)	$(193)	$308
Interest and debt related expenses	716	720
Depreciation and amortization	465	455
Income tax (benefit) expense	(77)	124
Adjusted EBITDA (non-GAAP)	$911	$1,607

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$794	$1,400

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities (GAAP)	$682	$(410)
Capital expenditures(2)	(36)	(138)
Adjusted FCF (non-GAAP)	$646	$(548)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$563	$(477)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023 and 2022, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
As of March 31, 2023 and December 31, 2022, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $71.9 million and $62.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of Roundtables for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$4,079	$3,543

Net income (loss) (GAAP)	$59	$(138)
Interest and debt related expenses	644	640
Depreciation and amortization	512	507
Income tax expense (benefit)	7	(43)
Adjusted EBITDA (non-GAAP)	$1,222	$966

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$987	$780

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities (GAAP)	$5,195	$4,623
Capital expenditures(2)	(6)	(36)
Adjusted FCF (non-GAAP)	$5,189	$4,587

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$4,191	$3,704
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023 and 2022, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
As of March 31, 2023 and December 31, 2022, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $47.2 million and $48.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by (used in) operating activities, respectively, of HSH for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$8,717	$9,606

Net income (GAAP)	$660	$654
Interest and debt related expenses	917	933
Depreciation and amortization	751	928
Income tax expense	257	185
Adjusted EBITDA (non-GAAP)	$2,585	$2,700

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,926	$2,012

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$1,336	$(201)
Capital expenditures(2)	(42)	(11)
Adjusted FCF (non-GAAP)	$1,294	$(212)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$964	$(158)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023 and 2022, we owned approximately 75% of HSH.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

ATA
As of March 31, 2023 and December 31, 2022, ATA Holding Company, LLC (“ATA”) had total assets of approximately $90.5 million and $95.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash used in operating activities, respectively, of ATA for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$9,372	$14,158

Net loss (GAAP)	$(2,931)	$(1,416)
Interest and debt related expenses	1,500	1,500
Depreciation and amortization	1,096	1,089
Adjusted EBITDA (non-GAAP)	$(335)	$1,173

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$(251)	$880

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities (GAAP)	$(3,978)	$(3,845)
Capital expenditures(2)	(4)	(8)
Adjusted FCF (non-GAAP)	$(3,982)	$(3,853)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(2,987)	$(2,890)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023 and 2022, we owned approximately 75% of ATA.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas Machines Corp.
As of March 31, 2023 and December 31, 2022, Douglas Machine Corp. (“Douglas”) had total assets of approximately $58.7 million and $59.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by (used in) operating activities, respectively, of Douglas for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$8,431	$5,399

Net income (loss) (GAAP)	$449	$(321)
Interest and debt related expenses	621	600
Depreciation and amortization	425	134
Income tax (benefit) expense	138	(104)
Adjusted EBITDA (non-GAAP)	$1,633	$309

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,473	$279

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$741	$(658)
Capital expenditures(2)	(52)	(153)
Adjusted FCF (non-GAAP)	$689	$(811)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$622	$(732)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023, we owned approximately 90% of Douglas.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion Safety Systems, LLC
As of March 31, 2023 and December 31, 2022, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $72.6 million and $73.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Clarion for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$3,327	$3,619

Net income (GAAP)	$87	$558
Interest and debt related expenses	843	843
Depreciation and amortization	247	244
Income tax expense	34	228
Adjusted EBITDA (non-GAAP)	$1,211	$1,873

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,186	$1,856

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities (GAAP)	$460	$784
Capital expenditures(2)	(12)	—
Adjusted FCF (non-GAAP)	$448	$784

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$439	$777
FOOTNOTES:
(1)Capital expenditures relate to the purchase of property, plant and equipment.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023, we owned approximately 98% of Clarion.

Vektek Holdings, LLC
As of March 31, 2023 and December 31, 2022, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $116.0 million and $116.7 million, respectively. We acquired our investment in Vektek in May 2022. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Vektek for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Revenues	$10,421

Net income (GAAP)	$752
Interest and debt related expenses	1,523
Depreciation and amortization	902
Income tax expense	13
Adjusted EBITDA (non-GAAP)	$3,190

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,671

Three Months Ended March 31, 2023
Cash provided by operating activities (GAAP)	$1,409
Capital expenditures(2)	(68)
Adjusted FCF (non-GAAP)	$1,341

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,123
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023, we owned approximately 84% of Vektek.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Tacmed Holdings, LLC
As of March 31, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $119.3 million.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash used in operating activities, respectively, of TacMed for the period from March 24, 2023 (the date we acquired our investments in TacMed) to March 31, 2023 (in thousands):

March 24, 2023 to March 31, 2023
Revenues	$786

Net loss (GAAP)	$(2,088)
Interest and debt related expenses	106
Depreciation and amortization	97
Income tax expense	20
Transaction related expenses(1)	1,835
Adjusted EBITDA (non-GAAP)	$(30)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$(29)

March 24, 2023 to March 31, 2023
Cash used in operating activities (GAAP)	$(2,683)
Capital expenditures(2)	(46)
Adjusted FCF (non-GAAP)	$(2,729)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(2,606)
FOOTNOTES:
(1)Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2023, we owned approximately 95% of TacMed.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
As of March 31, 2023, we held minority equity and debt positions in three portfolio companies. These portfolio companies completed the following add-on acquisitions during the three months ended March 31, 2023:
•In February 2023, Blue Ridge ESOP Associates (“Blue Ridge”) acquired a majority investment in Workplace Development Inc., which provides innovative ESOP communication, training and ownership culture services that complement the services Blue Ridge offers its customers.
•In March 2023, Milton Industries, Inc. (“Milton”) acquired Steck Manufacturing, which expands Milton’s product suite and end-market reach to offer specialty tools to the automotive, body shop, towing and public safety end markets.

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
•the net proceeds from the Public Offerings;
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
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $5.9 million and $36.8 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $34.4 million and $22.0 million in net proceeds during the three months ended March 31, 2023 and 2022, respectively, from the Follow-On Public Offering, which excludes approximately $2.6 million and $1.6 million raised through our distribution reinvestment plan, respectively. As of March 31, 2023, we had approximately 825 million authorized common shares remaining for sale.

Investments. We received a return of capital from portfolio company investments of approximately $0.2 million during each of the three months ended March 31, 2023 and 2022, respectively. Additionally, we received proceeds from sales and redemptions of U.S. Treasury Bills of approximately $412.2 million, of which approximately $359.0 million was reinvested in new U.S. Treasury Bills, during the three months ended March 31, 2023. We did not invest in U.S. Treasury Bills during the three months ended March 31, 2022.
Borrowings. We did not borrow any amounts during the three months ended March 31, 2023 or 2022. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our $50.0 million line of credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $106.0 million and $1.1 million of cash to purchase portfolio company investments during the three months ended March 31, 2023 and 2022.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $6.2 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. The increase in the use of operating cash flows (excluding amounts related to investment activity) for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily attributable to (i) an increase in annual payments to the Manager and Sub-Manager related to total return incentive fees and reimbursement of Expense Support which are paid annually in arrears and (ii) an increase in base management fees driven by an increase in assets, which was partially offset by (iii) an increase in investment income.
Distributions. We paid distributions to our shareholders of approximately $4.0 million and $3.2 million (which excludes distributions reinvested of approximately $2.6 million and $1.6 million, respectively) during the three months ended March 31, 2023 and 2022, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $2.4 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million in deferred financing costs during the three months ended March 31, 2023. We did not pay deferred financing costs during the three months ended March 31, 2022.
Reimbursement of Expense Support. During the three months ended March 31, 2023 and 2022, we reimbursed the Manager and Sub-Manager approximately $2.4 million and $1.8 million, respectively, for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $0.7 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which we had accrued reimbursement of approximately $0.2 million as of March 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. As of March 31, 2023, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the three months ended March 31, 2023 and 2022 (three record dates). Distributions declared prior to December 2022 were paid monthly in arrears. Distributions are paid in the month they are declared beginning with distributions declared in December 2022. The following table reflects the total distributions declared during the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298

FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 – March 31, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 – March 31, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$4,798	119.6%	$5,676	172.1%
Expense Support (reimbursement)	113	2.8	(1,630)	(49.4)
Net investment income	4,911	122.4	4,046	122.7
Cash distributions net of distributions reinvested in excess of net investment income(2)	—	—	—	—
Cash distributions declared, net of distributions reinvested(3)	$4,011	100.0%	$3,298	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Consists of offering proceeds for the three months ended March 31, 2022.
(3)    Excludes $2,590 and $1,630 of distributions reinvested pursuant to our distribution reinvestment plan during the three months ended March 31, 2023 and 2022, respectively.
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
The aggregate amount of funds under the Share Repurchase Program is determined on a quarterly basis at the sole discretion of our board of directors. At the sole discretion of our board of directors, we may use sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
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
During the three months ended March 31, 2023 and 2022, we received requests for the repurchase of approximately $2.5 million and $5.2 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.

The following tables summarizes the shares repurchased during the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	16	$578	$35.26
Class A shares	10	335	32.72
Class T shares	3	105	32.69
Class D shares	6	180	32.36
Class I shares	38	1,257	33.16
Class S shares	1	36	35.77
Three Months Ended March 31, 2023	74	$2,491	$33.52

Class FA shares	138	$4,555	$33.00
Class A shares	5	147	31.08
Class T shares	5	157	30.90
Class D shares	—	8	30.62
Class I shares	12	373	31.49
Three Months Ended March 31, 2022	160	$5,240	$32.76
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through March 31, 2023, we had acquired equity and debt investments in 12 portfolio companies. As of March 31, 2023 and 2022, the fair value of our portfolio company investments totaled approximately $709.3 million and $468.7 million, respectively. Additionally, as of March 31, 2023, we had invested in U.S. Treasury Bills with a fair value of $54.0 million. We did not have any investments in U.S. Treasury Bills as of March 31, 2022. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total investment income	$13,318	$11,742
Total operating expenses	(8,547)	(6,284)
Expense support (reimbursement), net	113	(1,630)
Net investment income before taxes	4,884	3,828
Income tax benefit	27	218
Net investment income	4,911	4,046
Total net realized gain on investments	4	—
Total net change in unrealized appreciation on investments	13,088	11,073
Net increase in net assets resulting from operations	$18,003	$15,119

Investment Income
Investment income consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
From portfolio company investments:
Interest income	$6,848	$5,830
Dividend income	5,237	5,905
From U.S. treasury bills and cash accounts:
Interest and dividend income	1,233	7
Total investment income	$13,318	$11,742
Interest income from portfolio company investments is generated from our senior secured note investments, all of which had fixed rate interest as of March 31, 2023 and 2022. As of March 31, 2023 and 2022, our weighted average annual yield on our accruing debt investments was 15.4% and 15.3%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily attributable to additional debt investments during the twelve months ended March 31, 2023 of approximately $53.4 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During each of the three months ended March 31, 2023 and 2022, we received dividend income from seven of our portfolio companies.
Our total investment income for the three months ended March 31, 2023, resulted in annualized cash yields ranging from 2.6% to 21.4% based on our investment cost, as compared to 3.2% to 35.3% for the three months ended March 31, 2022.
We began investing in U.S. Treasury Bills in the third quarter of 2022 to earn a higher rate of interest on our available cash. During the three months ended March 31, 2023, our effective yield on U.S. Treasury Bills ranged from 4.0% to 4.3%.
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
Operating Expenses
Our operating expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Total return incentive fees	$3,635	$2,892
Base management fees	2,663	1,863
Offering expenses	904	530
Professional services	500	423
Pursuit costs	185	160
Distribution and shareholder servicing fees	269	159
Custodian and accounting fees	138	121
Insurance expense	54	59
Director fees and expenses	51	51
General and administrative expenses	148	26
Total operating expenses	8,547	6,284
Expense support	(355)	—
Reimbursement of expense support	242	1,630
Net expenses	$8,434	$7,914

We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative expenses, and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian and accounting fees), and/or the complexity of our investment processes and capital structure (professional services).
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
We recorded total return incentive fees of approximately $3.6 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively. The increase in total return incentive fees during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $2.7 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury Bills) which were approximately $615.5 million and $462.9 million during the three months ended March 31, 2023 and 2022, respectively.
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
We expensed offering expenses of approximately $0.9 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.2 million during each of the three months ended March 31, 2023 and 2022.
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

We incurred distribution and shareholder servicing fees of approximately $0.3 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. The increase in distribution and shareholder servicing fees during the three months ended March 31, 2023, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.9 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase in other operating expenses during the three months ended March 31, 2023 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the three months ended March 31, 2022.
Expense Support (Reimbursement)
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the three months ended March 31, 2022, we recorded reimbursement of Expense Support of approximately $1.6 million. We reimbursed approximately $2.4 million and $1.8 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.7 million. We recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.2 million during the three months ended March 31, 2023. We also accrued expense support due from the Manager and Sub-Manager of approximately $0.4 million during the three months ended March 31, 2023. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense (Benefit)
We incur income tax expense (benefit) to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. We recorded current income tax benefit of approximately $27 thousand and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Portfolio Company Investments
Unrealized appreciation on portfolio company investments is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded comparable companies as determined by our independent valuation firm.
During the three months ended March 31, 2023, we recognized a net change in unrealized appreciation (depreciation) on our portfolio company investments of approximately $14.6 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on seven portfolio companies of approximately $23.4 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $(8.8) million during the three months ended March 31, 2023. Gross unrealized appreciation was primarily due to accretive add-on acquisitions and EBITDA growth. Gross unrealized depreciation was primarily driven by EBITDA declines.
During the three months ended March 31, 2022, we recognized a net change in unrealized appreciation (depreciation) on portfolio company investments of approximately $11.8 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on six portfolio companies of approximately $15.3 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $(3.5) million during the three months ended March 31, 2022. Gross unrealized appreciation was primarily due to accretive add-on acquisitions and EBITDA growth. Gross unrealized depreciation was primarily driven by EBITDA declines.
Additionally, we recorded a provision for deferred taxes on investments of approximately $(1.5) million and $(0.7) million during the three months ended March 31, 2023 and 2022, respectively, primarily related to changes in net unrealized appreciation (depreciation) on portfolio company investments held by our Taxable Subsidiaries.
Net Assets
During the three months ended March 31, 2023 and 2022, the net increase in net assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operations	$18,003	$15,119
Distributions to shareholders	(6,601)	(4,928)
Capital transactions	59,459	31,210
Net increase in net assets	$70,861	$41,401
Operations increased by approximately $2.9 million during the three months ended March 31, 2023, as compared to the quarter and three months ended March 31, 2022, respectively. The increase in operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to an increase in net investment income of approximately $0.9 million and an increase in the net change in unrealized appreciation on investments of approximately $2.0 million.
Distributions increased approximately $1.7 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily as a result of an increase in shares outstanding.
Capital transactions increased by approximately $28.2 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in capital transactions for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to an increase in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $25.5 million and a decrease in share repurchases of approximately $2.7 million.

Total Returns
The following table illustrates year-to-date (“YTD”), trailing 12 months (“One Year”), trailing 36 months (“Three Year”), Average Annual Return (“AAR”), trailing 60 months (“Five Year”), Average Annual Return (“AAR”) and cumulative total returns with and without upfront selling commissions and dealer manager fees (“sales load”), as applicable. All total returns with sales load assume full upfront selling commissions and dealer manager fees. Total returns are calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA assumes distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class. Management believes total return is a useful measure of the overall investment performance of our shares.

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	2.6%	10.4%	46.2%	74.6%	14.5%	74.6%	Feb. 7, 2018 - Mar. 31, 2023
Class FA (with sales load)	(4.1)%	3.2%	36.7%	63.3%	12.3%	63.3%	Feb. 7, 2018 - Mar. 31, 2023
Class A (no sales load)	2.4%	9.3%	41.8%	N/A	12.8%	63.8%	Apr. 10, 2018 - Mar. 31, 2023
Class A (with sales load)	(6.3)%	—%	29.7%	N/A	10.0%	49.9%	Apr. 10, 2018 - Mar. 31, 2023
Class I	2.4%	9.3%	42.1%	N/A	13.2%	65.5%	Apr. 10, 2018 - Mar. 31, 2023
Class T (no sales load)	2.2%	8.6%	38.0%	N/A	11.3%	55.0%	May 25, 2018 - Mar. 31, 2023
Class T (with sales load)	(2.7)%	3.4%	31.4%	N/A	9.8%	47.6%	May 25, 2018 - Mar. 31, 2023
Class D	2.3%	9.0%	40.7%	N/A	11.7%	55.9%	June 26, 2018 - Mar. 31, 2023
Class S (no sales load)	2.7%	10.9%	49.2%	N/A	15.7%	47.1%	Mar. 31, 2020 - Mar. 31, 2023
Class S (with sales load)	(0.9)%	7.1%	44.0%	N/A	14.0%	41.9%	Mar. 31, 2020 - Mar. 31, 2023
FOOTNOTES:
(1)     For the period from April 1, 2022 to March 31, 2023.
(2)    For the period from April 1, 2020 to March 31, 2023.
(3)    For the period from April 1, 2018 to March 31, 2023.
(4)    For the period from the date the first share was issued for each respective share class to March 31, 2023. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2022 and this Quarterly Report, including the negative impacts from recent public health crises, including the COVID-19 pandemic and variants thereof, natural disasters and geopolitical events.
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

Hedging Activities
As of March 31, 2023, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates
See our Form 10-K for the year ended December 31, 2022 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

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
We had not borrowed any money as of March 31, 2023. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2023, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of March 31, 2023, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2022, risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Shares
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
During the three months ended March 31, 2023, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2023 to January 31, 2023	—	$—	—	$18,791
February 1, 2023 to February 28, 2023	—	—	—	18,791
March 1, 2023 to March 31, 2023	74	$33.52	74	16,300
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the three months ended March 31, 2023, we received requests for the repurchase of approximately $2,491 of our common shares. Our board of directors approved the repurchases.

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

3.2
Sixth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on April 24, 2023).

4.3	Fourth Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2023.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)