Form 10-Q
period 2023-06-30
CNL Strategic Capital, LLC
filed 2023-08-10
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 9, 2023, the Company had 4,219,513 Class FA shares, 3,807,501 Class A shares, 2,728,239 Class T shares, 2,395,911 Class D shares, 11,073,507 Class I shares and 1,762,906 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Portfolio company investments (amortized cost of $637,226 and $476,901, respectively)	$763,929	$588,837
U.S. treasury bills (amortized cost of $50,167 and $106,216, respectively)	50,187	106,242
Total investments at fair value	814,116	695,079
Cash and cash equivalents	25,193	36,837
Receivable for shares sold	25,429	—
Prepaid expenses and other assets	650	627
Total assets	865,388	732,543
Liabilities
Due to related parties, net (Note 5)	7,188	15,609
Payable for shares repurchased	6,323	2,368
Deferred tax liabilities, net	6,401	4,247
Accounts payable and other accrued expenses	972	1,220
Total liabilities	20,884	23,444
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,220 and 4,244 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 3,436 and 2,245 shares issued, respectively; 3,341 and 2,195 shares outstanding, respectively	3	2
Class T Common shares, $0.001 par value, 558,620 shares authorized; 2,912 and 2,458 shares issued, respectively; 2,706 and 2,343 shares outstanding, respectively	3	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 2,362 and 1,999 shares issued, respectively; 2,310 and 1,957 shares outstanding, respectively	2	2
Class I Common shares, $0.001 par value, 94,660 shares authorized; 11,269 and 9,131 shares issued, respectively; 10,741 and 8,772 shares outstanding, respectively	11	9
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,763 and 1,765 shares outstanding, respectively	2	2
Capital in excess of par value	740,458	615,383
Distributable earnings	104,021	93,695
Total Members’ Equity	$844,504	$709,099

Net assets, Class FA shares	$149,848	$148,111
Net assets, Class A shares	109,609	71,242
Net assets, Class T shares	88,905	76,048
Net assets, Class D shares	75,127	62,844
Net assets, Class I shares	357,356	288,387
Net assets, Class S shares	63,659	62,467
Total Members’ Equity	$844,504	$709,099
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
From portfolio company investments:
Interest income	$7,993	$6,463	$14,841	$12,293
Dividend income	5,370	3,638	10,607	9,543
From U.S. treasury bills and cash accounts:
Interest and dividend income	1,143	7	2,376	14
Total investment income	14,506	10,108	27,824	21,850
Operating Expenses
Total return incentive fees	1,332	1,741	4,967	4,633
Base management fees	3,174	2,129	5,837	3,992
Offering expenses	1,047	716	1,951	1,246
Professional services	511	455	1,011	878
Pursuit costs	361	179	546	339
Distribution and shareholder servicing fees	294	180	563	339
Custodian and accounting fees	140	85	278	206
Insurance expense	52	57	106	116
Director fees and expenses	50	51	101	102
General and administrative expenses	160	74	308	100
Total operating expenses	7,121	5,667	15,668	11,951
Expense support	355	—	—	—
Reimbursement of expense support	402	722	644	2,352
Net operating expenses	7,878	6,389	16,312	14,303
Net investment income before taxes	6,628	3,719	11,512	7,547
Income tax expense	(27)	(334)	—	(116)
Net investment income	6,601	3,385	11,512	7,431
Realized and unrealized gain (loss) on investments
Net realized gain on investments:
U.S. Treasury Bills	—	—	4	—
Total net realized gain on investments	—	—	4	—
Net change in unrealized appreciation on investments:
Portfolio company investments	131	5,515	14,767	17,284
U.S. treasury bills	17	—	(7)	—
(Provision) benefit for deferred taxes on investments	(630)	113	(2,154)	(583)
Total net change in unrealized appreciation on investments	(482)	5,628	12,606	16,701
Net increase in net assets resulting from operations	$6,119	$9,013	$24,122	$24,132

Common shares information:
Net investment income per share	$0.28	$0.20	$0.50	$0.44
Net increase in net assets resulting from operations per share	$0.26	$0.52	$1.06	$1.44
Weighted average number of common shares outstanding	23,808	17,318	22,829	16,766

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2023	23,087	$23	$674,840	$105,097	$779,960
Net investment income	—	—	—	6,601	6,601
Net change in unrealized appreciation on investments	—	—	—	(482)	(482)
Distributions to shareholders	—	—	—	(7,195)	(7,195)
Issuance of common shares through the Public Offerings	2,093	2	68,965	—	68,967
Issuance of common shares through distribution reinvestment plan	90	—	2,976	—	2,976
Repurchase of common shares pursuant to share repurchase program	(191)	—	(6,323)	—	(6,323)
Balance as of June 30, 2023	25,079	$25	$740,458	$104,021	$844,504

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	11,512	11,512
Net realized gain on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	12,606	12,606
Distributions to shareholders	—	—	—	(13,796)	(13,796)
Issuance of common shares through the Public Offerings	3,899	4	128,323	—	128,327
Issuance of common shares through distribution reinvestment plan	169	—	5,566	—	5,566
Repurchase of common shares pursuant to share repurchase program	(265)	—	(8,814)	—	(8,814)
Balance as of June 30, 2023	25,079	$25	$740,458	$104,021	$844,504

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2022
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2022	16,822	$17	$473,961	$67,732	$541,710
Net investment income	—	—	—	3,385	3,385
Net change in unrealized appreciation on investments	—	—	—	5,628	5,628
Distributions to shareholders	—	—	—	(5,259)	(5,259)
Issuance of common shares through the Public Offerings	1,493	1	47,041	—	47,042
Issuance of common shares through distribution reinvestment plan	56	—	1,751	—	1,751
Repurchase of common shares pursuant to share repurchase program	(333)	—	(10,813)	—	(10,813)
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	7,431	7,431
Net change in unrealized appreciation on investments	—	—	—	16,701	16,701
Distributions to shareholders	—	—	—	(10,187)	(10,187)
Issuance of common shares through the Public Offerings	2,611	2	81,924	—	81,926
Issuance of common shares through distribution reinvestment plan	106	—	3,316	—	3,316
Repurchase of common shares pursuant to share repurchase program	(493)	—	(16,052)	—	(16,052)
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net increase in net assets resulting from operations	$24,122	$24,132
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(160,490)	(86,450)
Proceeds from return of capital on portfolio company investments	165	237
Purchases of investments in U.S. Treasury Bills	(532,985)	—
Proceeds from redemptions/sales of U.S. Treasury Bills	590,824	—
Net realized gain on investments	(4)	—
Net change in unrealized appreciation on investments, excluding deferred taxes	(14,760)	(17,284)
Accretion of discounts	(1,787)	—
Decrease in due to related parties	(8,421)	(1,914)
(Decrease) increase in accounts payable and other accrued expenses	(248)	64
Increase in deferred tax liabilities, net	2,154	583
Increase in prepaid expenses and other assets	(62)	(201)
Other operating activities	164	10
Net cash used in operating activities	(101,328)	(80,823)
Financing Activities:
Proceeds from issuance of common shares	102,898	81,926
Payment on repurchases of common shares	(4,859)	(5,748)
Distributions paid, net of distributions reinvested	(8,230)	(6,636)
Deferred financing costs	(125)	(63)
Net cash provided by financing activities	89,684	69,479
Net decrease in cash and cash equivalents	(11,644)	(11,344)
Cash and cash equivalents, beginning of period	36,837	58,704
Cash and cash equivalents, end of period	$25,193	$47,360
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$5,566	$3,316
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$—	$1,801
Offering costs	$386	$173
Payable for shares repurchased	$6,323	$10,813

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2023
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 21.9%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	2/7/2025	29,490	29,490	29,490
Vektek Holdings, LLC	Engineered Products	(4)	5/6/2029	25,000	25,000	25,000
Total Senior Secured Notes – First Lien					185,090	185,090
Senior Secured Notes – Second Lien – 8.9%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					260,432	260,432
Equity – 59.6%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$35,366
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	49,854
Blue Ridge ESOP Associates	Business Services			11,489	12,793	21,770
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	45,384
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	44,766
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	38,615
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,611	66,043
Milton Industries Inc.	Engineered Products			6,647	6,647	18,746
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	17,303
Resolution Economics, LLC	Business Services			7,166	7,129	13,892
Tacmed Holdings, LLC(3)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	74,758
Total Equity					376,794	503,497
Total Portfolio Company Investments – 90.5%					637,226	763,929
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2023 (CONTINUED)
(in thousands except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 6.0%
U.S. Treasury Bills	Zero Coupon	7/5/2023	$50,201	$50,167	$50,187
Total Other Investments				50,167	50,187
TOTAL INVESTMENTS – 96.4%				$687,393	814,116
OTHER ASSETS IN EXCESS OF LIABILITIES – 3.6%					30,388
NET ASSETS – 100.0%					$844,504
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of June 30, 2023, the Company owned a controlling interest in this portfolio company.
(4)    On June 30, 2023, the Company made additional senior debt investments in Lawn Doctor of approximately $29.5 million and Vektek of approximately $25.0 million. The interest rate on the senior investments accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at June 30, 2023 was 5.07%.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 14.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Note – Second Lien – 10.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					176,942	176,942
Equity – 58.1%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$38,406
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	46,187
Blue Ridge ESOP Associates	Business Services			11,489	12,793	20,334
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	51,609
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	37,338
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	33,865
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	66,028
Milton Industries, Inc.	Engineered Products			6,647	6,647	15,203
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	25,105
Resolution Economics, LLC	Business Services			7,166	7,129	13,793
Vektek Holdings, LLC (3)	Engineered Products			56,928	56,928	64,027
Total Equity					299,959	411,895
Total Portfolio Company Investments – 83.0%					476,901	588,837
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022 (CONTINUED)
(in thousands except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 15.0%
U.S. Treasury Bills	Zero Coupon	1/3/2023	$88,235	$88,210	$88,235
U.S. Treasury Bills	Zero Coupon	1/24/2023	18,047	18,006	18,007
Total Other Investments				106,216	106,242
TOTAL INVESTMENTS – 98.0%				$583,117	695,079
OTHER ASSETS IN EXCESS OF LIABILITIES – 2.0%					14,020
NET ASSETS – 100.0%					$709,099
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
As of June 30, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $1.1 million, which represents 0.13% of total net assets. The Company did not hold cash equivalents as of December 31, 2022. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
Distributions
The Company’s board of directors has declared and intends to continue to declare distributions based on monthly record dates. The Company’s distributions are paid in the same month as the declared record date. Distributions are made on all classes of the Company’s shares at the same time.
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2022 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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
During the quarter and six months ended June 30, 2023 and 2022, the Company did not incur any material interest or penalties. Tax years ending December 31, 2019 and forward remain subject to examination by taxing authorities.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023

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
On June 30, 2023, the Company made additional senior debt investments in Lawn Doctor of approximately $29.5 million and Vektek of approximately $25.0 million.
The Company’s investment portfolio is summarized as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$185,090	$185,090	22.7%	21.9%
Second lien	75,342	75,342	9.3	8.9
Total senior secured debt	260,432	260,432	32.0	30.8
Equity	376,794	503,497	61.8	59.6
U.S. Treasury Bills	50,167	50,187	6.2	6.0
Total investments	$687,393	$814,116	100.0%	96.4%

	As of December 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	14.6%	14.3%
Second lien	75,342	75,342	10.8	10.6
Total senior secured debt	176,942	176,942	25.4	24.9
Equity	299,959	411,895	59.3	58.1
U.S. Treasury Bills	106,216	106,242	15.3	15.0
Total investments	$583,117	$695,079	100.0%	98.0%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 12.1% and have weighted average remaining years to maturity of 4.4 years as of June 30, 2023. The note purchase agreements contain customary covenants and events of default. As of June 30, 2023, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of June 30, 2023 and December 31, 2022, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of June 30, 2023 and December 31, 2022 were as follows:

Industry	June 30, 2023	December 31, 2022
Healthcare Supplies	22.1%	9.9%
Engineered Products	19.1	18.2
Commercial and Professional Services	14.5	13.8
Real Estate Services	9.5	12.8
Visual Safety Solutions	8.9	12.6
Information Services and Advisory Solutions	8.4	10.2
Sanitation Products	7.8	8.9
Hobby Goods and Supplies	4.3	6.9
Business Services	5.4	6.7
Total	100.0%	100.0%
All investment positions held at June 30, 2023 and December 31, 2022 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The Company had four significant portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2023 and 2022. The following tables present unaudited summarized operating data for the quarter and six months ended June 30, 2023 and 2022, and summarized balance sheet data as of June 30, 2023 (unaudited) and December 31, 2022 for these portfolio companies (in thousands):
Polyform

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,016	$7,642	$8,119	$13,465
Expenses	(4,301)	(6,205)	(8,674)	(11,596)
(Loss) income before taxes	(285)	1,437	(555)	1,869
Income tax benefit (expense)	81	(410)	158	(534)
Net (loss) income	$(204)	$1,027	$(397)	$1,335

	As of June 30, 2023	As of December 31, 2022
Current assets	$9,102	$9,532
Non-current assets	26,333	27,263
Current liabilities	1,349	1,463
Non-current liabilities	21,411	21,484
Stockholders’ equity	12,675	13,848
Ownership percentage(1)	87%	87%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
Clarion

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,261	$2,814	$6,588	$6,433
Expenses	(3,055)	(3,210)	(6,261)	(6,043)
Income (loss) before taxes	206	(396)	327	390
Income tax (expense) benefit	(58)	115	(92)	(113)
Net income (loss)	$148	$(281)	$235	$277

	As of June 30, 2023	As of December 31, 2022
Current assets	$3,295	$3,399
Non-current assets	69,140	69,685
Current liabilities	510	457
Non-current liabilities	22,500	22,500
Stockholders’ equity	49,425	50,127
Ownership percentage(1)	98%	98%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Douglas Machines Corp.

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,576	$8,047	$18,007	$13,446
Expenses	(8,762)	(6,883)	(16,606)	(12,707)
Income before taxes	814	1,164	1,401	739
Income tax expense	(37)	(285)	(175)	(181)
Net income	$777	$879	$1,226	$558

	As of June 30, 2023	As of December 31, 2022
Current assets	$11,744	$11,650
Non-current assets	47,130	47,614
Current liabilities	4,711	5,431
Non-current liabilities	15,768	15,939
Stockholders’ equity	38,395	37,894
Ownership percentage(1)	90%	90%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
Vektek Holdings, LLC
The Company acquired its investments in Vektek Holdings, LLC (“Vektek”) in May 2022.

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,365	$5,415	$19,786	$5,415
Expenses	(9,392)	(6,552)	(19,048)	(6,552)
(Loss) income before taxes	(27)	(1,137)	738	(1,137)
Income tax expense	(1)	(8)	(14)	(8)
Net (loss) income	$(28)	$(1,145)	$724	$(1,145)

	As of June 30, 2023	As of December 31, 2022
Current assets	$15,156	$14,832
Non-current assets	100,762	101,917
Current liabilities	2,301	2,536
Non-current liabilities	49,750	48,654
Stockholders’ equity	63,867	65,559
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023				As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$260,432	$260,432	$—	$—	$176,942	$176,942
Equity	—	—	503,497	503,497	—	—	411,895	411,895
U.S. Treasury Bills	50,187	—	—	50,187	106,242	—	—	106,242
Total Investments	$50,187	$—	$763,929	$814,116	$106,242	$—	$588,837	$695,079
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

June 30, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$205,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 13.3% (11.9%) 6.9x – 13.5x (9.9x) 6.5x – 13.0x (10.9x)	Decrease Increase Increase
	54,490	Transaction Precedent	Transaction Price	N/A	N/A
Equity	503,497	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 13.3% (11.9%) 6.9x – 13.5x (9.9x) 6.5x – 13.0x (10.9x)	Decrease Increase Increase
Total	$763,929

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	83,490	77,000	160,490
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	14,767	14,767
Fair value balance as of June 30, 2023	$260,432	$503,497	$763,929
Change in net unrealized appreciation on investments held as of June 30, 2023(2)	$—	$14,767	$14,767

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023

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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $1.0 million and $0.7 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $2.0 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Manager and the Sub-Manager had incurred approximately $0.8 million of offering costs on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $3.2 million and $2.1 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $5.8 million and $4.0 million during the six months ended June 30, 2023 and 2022, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $1.3 million and $1.7 million during the quarters ended June 30, 2023 and 2022, respectively, and $5.0 million and $4.6 million during the six months ended June 30, 2023 and 2022, respectively.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received as of June 30, 2023, approximately $4.3 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of June 30, 2023, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.7 million, of which the Company had accrued reimbursement of approximately $0.6 million during the six months ended June 30, 2023. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of June 30, 2023.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of June 30, 2023 and 2022. These individuals and entities received distributions from the Company of approximately $0.1 million during each of the quarters ended June 30, 2023 and 2022, respectively, and $0.2 million during the six months ended June 30, 2023 and 2022, respectively.
Related party fees and expenses incurred for the quarter and six months ended June 30, 2023 and 2022 are summarized below (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2023	2022	2023	2022
Managing Dealer	Managing Dealer Agreement: Commissions	$694	$483	$1,336	$770
	Dealer manager fees	152	253	416	401
	Distribution and shareholder servicing fees	294	180	563	339
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	1,047	716	1,951	1,246
	Base management fees(1)	3,174	2,129	5,837	3,992
	Total return incentive fees(1)	1,332	1,741	4,967	4,633
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	355	—	—	—
	Reimbursement of Expense Support	402	722	644	2,352
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	23	35	48	57
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	361	179	546	339
FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable. There was no Expense Support recorded for the six months ended June 30, 2023 and 2022.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
The following table presents amounts due to related parties net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Due to related parties:
Total return incentive fees	$(4,967)	$(11,456)
Reimbursement of Expense Support	(644)	(2,449)
Base management fees	(1,079)	(864)
Offering expenses	(386)	(331)
Distribution and shareholder servicing fees	(98)	(84)
Reimbursement of third-party operating expenses and pursuit costs	(14)	(425)
Total due to related parties	$(7,188)	$(15,609)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the six months ended June 30, 2023 and 2022 (six record dates). The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects the total distributions declared during the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Six Months Ended June 30,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298
Second Quarter	7,195	2,976	4,219	5,259	1,819	3,440
	$13,796	$5,566	$8,230	$10,187	$3,449	$6,738
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 - June 30, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 - June 30, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Six Months Ended June 30,
	2023		2022
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$11,512	83.4%	$7,431	72.9%
Distributions in excess of net investment income(2)	2,284	16.6	2,756	27.1
Total distributions declared	$13,796	100.0%	$10,187	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support reimbursement, net of $644 and $2,352 for the six months ended June 30, 2023 and 2022, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
In June 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 26, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2023, the public offering price was $35.75 per Class A share, $34.31 per Class T share, $32.34 per Class D share and $33.16 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Six Months Ended June 30, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(3)	Average Net Proceeds per Share
Class A	1,078	$36,340	$(1,069)	$35,271	34	$1,124	1,112	$36,395	$32.75
Class T	429	14,684	(683)	14,001	26	843	455	14,844	32.67
Class D	343	11,067	—	11,067	21	692	364	11,759	32.37
Class I	2,049	67,988	—	67,988	88	2,907	2,137	70,895	33.17
	3,899	$130,079	$(1,752)	$128,327	169	$5,566	4,068	$133,893	$32.93

	Six Months Ended June 30, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	276	$9,250	$(659)	$8,591	25	$780	301	$9,371	$31.15
Class T	342	11,154	(512)	10,642	17	522	359	11,164	31.14
Class D	360	11,093	—	11,093	11	352	371	11,445	30.78
Class I	1,633	51,600	—	51,600	53	1,662	1,686	53,262	31.57
	2,611	$83,097	$(1,171)	$81,926	106	$3,316	2,717	$85,242	$31.36

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions declared during the six months ended June 30, 2022 were paid or reinvested one month in arrears.
(2)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.
(3)Approximately $25.4 million of net proceeds for shares sold and issued on June 30, 2023, was received in cash in July 2023.
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
During the six months ended June 30, 2023 and 2022, the Company received requests for the repurchase of approximately $8.8 million and $16.1 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	24	$861	$35.30
Class A	47	1,541	32.71
Class T	12	379	32.68
Class D	11	340	32.35
Class I	169	5,609	33.16
Class S	2	84	35.86
Six Months Ended June 30, 2023	265	$8,814	$33.25

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	282	$9,366	$33.21
Class A	19	592	31.28
Class T	5	157	30.90
Class D	14	423	30.94
Class I	172	5,486	31.77
Class S	1	28	33.74
Six Months Ended June 30, 2022	493	$16,052	$32.55
As of June 30, 2023 and December 31, 2022, the Company had a payable for shares repurchased of approximately $6.3 million and $2.4 million, respectively, which were paid in July and January 2023, respectively.
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
During the six months ended June 30, 2023, approximately 80,000 Class T shares were converted to approximately 80,000 Class A shares at an average conversion rate of 1.00. During the six months ended June 30, 2022, approximately 19,000 Class T shares were converted to approximately 19,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
8. Borrowings
In August 2022, the Company entered into a loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company was required to pay a total commitment fee to First Horizon Bank of $0.25 million, of which $0.13 million was paid during the six months ended June 30, 2023. The 2022 Line of Credit is available for advances through August 2023.
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
The Company had not borrowed any amounts under the 2022 Line of Credit as of June 30, 2023.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current tax benefit	$27	$334	$—	$116
Deferred tax expense	630	(113)	2,154	583
Total income tax expense	$657	$221	$2,154	$699
The effective tax rate for the six months ended June 30, 2023 and 2022 was 8.2% and 2.8%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Deferred tax assets:
Carryforwards for net operating loss	$1,055	$770
Other	66	27
Valuation Allowance	(108)	(60)
Total deferred tax assets	1,013	737
Deferred tax liabilities:
Unrealized appreciation on investments	(7,414)	(4,984)
Total deferred tax liabilities	(7,414)	(4,984)
Deferred tax liabilities, net	$(6,401)	$(4,247)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
10. Concentrations of Risk
The Company had four portfolio companies which met at least one of the significance tests under Rule 10-01(b) of Regulation S-X for at least one of the periods presented in the condensed consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2023, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Six Months Ended June 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income, before Expense Support (reimbursement)(1)	0.82	0.43	0.34	0.42	0.46	0.79
Expense Support (reimbursement)(1)(2)	(0.14)	—	—	—	—	—
Net investment income(1)	0.68	0.43	0.34	0.42	0.46	0.79
Net realized and unrealized gains, net of taxes(1)(3)	0.56	0.57	0.56	0.55	0.56	0.56
Net increase resulting from investment operations	1.24	1.00	0.90	0.97	1.02	1.35
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$35.51	$32.82	$32.86	$32.52	$33.27	$36.11

Net assets, end of period	$149,848	$109,609	$88,905	$75,127	$357,356	$63,659
Average net assets(5)	$149,437	$83,585	$83,426	$67,973	$319,159	$63,169
Shares outstanding, end of period	4,220	3,340	2,706	2,310	10,741	1,763
Weighted average shares outstanding, end of period	4,236	2,554	2,551	2,100	9,624	1,765
Distributions declared	$2,647	$1,590	$1,274	$1,179	$6,003	$1,103
Total investment return based on net asset value before total return incentive fee(6)	3.89%	3.67%	3.45%	3.75%	3.81%	4.26%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023

	Six Months Ended June 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Total investment return based on net asset value after total return incentive fee(6)	3.46%	3.09%	2.79%	3.05%	3.11%	3.83%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.62%	1.91%	1.97%	1.72%	1.55%	0.67%
Total operating expenses before Expense Support (reimbursement)	1.00%	2.65%	2.66%	2.47%	2.31%	1.08%
Total operating expenses after Expense Support (reimbursement)	1.41%	2.65%	2.66%	2.47%	2.32%	1.08%
Net investment income before total return incentive fee(8)	2.30%	2.06%	1.73%	2.05%	2.14%	2.62%
Net investment income	1.92%	1.32%	1.04%	1.29%	1.38%	2.20%

	Six Months Ended June 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income before Expense Support (reimbursement)(1)	0.85	0.49	0.33	0.38	0.46	0.81
Expense Support (reimbursement)(1)(2)	(0.29)	(0.18)	—	—	(0.13)	—
Net investment income(1)	0.56	0.31	0.33	0.38	0.33	0.81
Net realized and unrealized gains, net of taxes(1)(3)	0.99	1.00	0.98	0.98	1.01	0.99
Net increase resulting from investment operations	1.55	1.31	1.31	1.36	1.34	1.80
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$33.54	$31.46	$31.47	$31.15	$31.89	$34.01

Net assets, end of period	$143,454	$55,433	$61,152	$42,574	$220,797	$60,034
Average net assets(5)	$148,510	$49,761	$52,814	$35,100	$191,764	$58,791
Shares outstanding, end of period	4,277	1,762	1,943	1,367	6,924	1,765
Weighted average shares outstanding, end of period	4,488	1,597	1,701	1,141	6,072	1,766
Distributions declared	$2,806	$997	$849	$641	$3,790	$1,104
Total investment return based on net asset value before total return incentive fee(6)	5.31%	5.25%	5.27%	5.50%	5.27%	6.13%
Total investment return based on net asset value after total return incentive fee(6)	4.68%	4.27%	4.30%	4.53%	4.32%	5.51%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.68%	1.59%	2.10%	2.02%	1.70%	0.77%
Total operating expenses before Expense Support (reimbursement)	1.19%	2.64%	3.17%	3.15%	2.75%	1.37%
Total operating expenses after Expense Support (reimbursement)	2.06%	3.20%	3.17%	3.15%	3.16%	1.37%
Net investment income before total return incentive fee(8)	2.20%	2.05%	2.14%	2.38%	2.10%	3.02%
Net investment income	1.69%	1.00%	1.06%	1.25%	1.04%	2.42%
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2023
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2023 and 2022, none of the total return incentive fees were covered by Expense Support.

13. Subsequent Events
Distributions
In July 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 25, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2023, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of July 31, 2023. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2023:
Offering Price, Per Share	$35.87	$34.50	$32.52	$33.27
Selling Commissions, Per Share	2.15	1.04	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Capital Transactions
During the period July 1, 2023 through August 9, 2023, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	429	$14,580	$(486)	$14,094	8	$248	437	$14,342	$32.82
Class T	49	1,686	(78)	1,608	5	150	54	1,758	32.86
Class D	82	2,660	—	2,660	4	129	86	2,789	32.52
Class I	317	10,552	—	10,552	16	560	333	11,112	33.27
	877	$29,478	$(564)	$28,914	33	$1,087	910	$30,001	$32.96
Investments
The Company made an additional equity investment in Auriemma U.S. Roundtables (“Roundtables”) of approximately $1.1 million in August 2023.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the quarter and six months ended June 30, 2023 and 2022. Amounts as of December 31, 2022 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 12 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of June 30, 2023, we had nine investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of June 30, 2023.
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
Through June 30, 2023, we had received net proceeds from the Public Offerings of approximately $608.1 million, including approximately $21.0 million received through our distribution reinvestment plan. As of June 30, 2023, the public offering price was $35.75 per Class A share, $34.31 per Class T share, $32.34 per Class D share and $33.16 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through June 30, 2023, we had incurred selling commissions and dealer manager fees of approximately $9.8 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through June 30, 2023 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $9.0 million based on actual amounts raised through the Public Offerings through June 30, 2023. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In July 2023, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of July 31, 2023. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2023:
Public Offering Price, Per Share	$35.87	$34.50	$32.52	$33.27
Selling Commissions, Per Share	2.15	1.04	—	—
Dealer Manager Fees, Per Share	0.90	0.60	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $783.5 million, including approximately $21.0 million received through our distribution reinvestment plan as of June 30, 2023.

Portfolio and Investment Activity
As of June 30, 2023, we had invested in 12 portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of June 30, 2023
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	7/7/2026	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	2/7/2025	29.5	29.5
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	32.4	Second Lien	16.0	8/1/2025	12.1	44.5
Roundtables	11/13/2019	—	—	First Lien	8.0	8/1/2024	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	First Lien	(3)	5/6/2029	25.0	25.0
TacMed	3/24/2023	95	77.0	First Lien	16.0	3/24/2030	29.0	106.0
			$376.8				$260.4	$637.2
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2023, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2023.
(3)    On June 30, 2023, the Company made additional senior debt investments in Lawn Doctor of approximately $29.5 million and Vektek of approximately $25.0 million. The interest rate on the senior investments accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at June 30, 2023 was 5.07%.
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
We also held investments in U.S. Treasury Bills with a fair value of approximately $50.2 million as of June 30, 2023.
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
Our aggregate proportionate share of Adjusted FCF from our controlled equity investments was approximately $10.3 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.
Lawn Doctor
As of June 30, 2023 and December 31, 2022, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $98.9 million and $104.3 million, respectively. In October 2022, Lawn Doctor acquired a controlling equity interest in Elite Window Cleaning Inc., a Canadian-based franchisor offering window cleaning, gutter cleaning and power washing services to residential and commercial customers.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,066	$11,882	$22,194	$21,546

Net income (GAAP)	$845	$1,120	$1,102	$1,752
Interest and debt related expenses	1,616	1,186	3,057	2,346
Depreciation and amortization	650	621	1,296	1,236
Income tax expense	378	352	478	555
Adjusted EBITDA (non-GAAP)	$3,489	$3,279	$5,933	$5,889

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,112	$1,985	$3,592	$3,565

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities (GAAP)	$476	$2,529
Capital expenditures(2)	(194)	(153)
Adjusted FCF (non-GAAP)	$282	$2,376

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$171	$1,438
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023 and 2022, we owned approximately 61% of Lawn Doctor.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

Polyform
As of June 30, 2023 and December 31, 2022, Polyform Products, Co. (“Polyform”) had total assets of approximately $35.4 million and $36.8 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash used in operating activities, respectively, of Polyform for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,016	$7,642	$8,119	$13,465

Net (loss) income (GAAP)	$(204)	$1,027	$(397)	$1,335
Interest and debt related expenses	719	728	1,435	1,448
Depreciation and amortization	465	457	930	912
Income tax (benefit) expense	(81)	410	(158)	534
Adjusted EBITDA (non-GAAP)	$899	$2,622	$1,810	$4,229

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$783	$2,285	$1,577	$3,685

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities (GAAP)	$474	$334
Capital expenditures(2)	(101)	(152)
Adjusted FCF (non-GAAP)	$373	$182

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$325	$159
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023 and 2022, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
As of June 30, 2023 and December 31, 2022, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $67.7 million and $62.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of Roundtables for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,120	$3,895	$8,199	$7,438

Net income (GAAP)	$420	$501	$479	$363
Interest and debt related expenses	647	649	1,291	1,289
Depreciation and amortization	510	508	1,022	1,015
Income tax expense (benefit)	139	35	146	(8)
Adjusted EBITDA (non-GAAP)	$1,716	$1,693	$2,938	$2,659

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,386	$1,367	$2,373	$2,147

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities (GAAP)	$6,817	$5,527
Capital expenditures(2)	(26)	(36)
Adjusted FCF (non-GAAP)	$6,791	$5,491

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$5,484	$4,435
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023 and 2022, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
As of June 30, 2023 and December 31, 2022, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $46.2 million and $48.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by (used in) operating activities, respectively, of HSH for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$8,976	$8,260	$17,693	$17,866

Net income (GAAP)	$872	$73	$1,532	$727
Interest and debt related expenses	914	946	1,831	1,879
Depreciation and amortization	754	929	1,505	1,857
Income tax expense	340	128	597	313
Adjusted EBITDA (non-GAAP)	$2,880	$2,076	$5,465	$4,776

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,146	$1,547	$4,072	$3,559

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$3,238	$(1,115)
Capital expenditures(2)	(56)	(132)
Adjusted FCF (non-GAAP)	$3,182	$(1,247)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,371	$(929)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023 and 2022, we owned approximately 75% of HSH.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

ATA
As of June 30, 2023 and December 31, 2022, ATA Holding Company, LLC (“ATA”) had total assets of approximately $90.8 million and $95.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash used in operating activities, respectively, of ATA for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,578	$17,214	$22,950	$31,372

Net income (loss) (GAAP)	$253	$1,607	$(2,678)	$191
Interest and debt related expenses	1,504	1,517	3,004	3,017
Depreciation and amortization	1,095	1,090	2,191	2,179
Adjusted EBITDA (non-GAAP)	$2,852	$4,214	$2,517	$5,387

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,139	$3,160	$1,888	$4,040

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities (GAAP)	$(2,013)	$(872)
Capital expenditures(2)	(7)	(83)
Adjusted FCF (non-GAAP)	$(2,020)	$(955)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(1,515)	$(716)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023 and 2022, we owned approximately 75% of ATA.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas Machines Corp.
As of June 30, 2023 and December 31, 2022, Douglas Machine Corp. (“Douglas”) had total assets of approximately $58.9 million and $59.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by (used in) operating activities, respectively, of Douglas for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,576	$8,047	$18,007	$13,446

Net income (GAAP)	$777	$879	$1,226	$558
Interest and debt related expenses	627	628	1,248	1,228
Depreciation and amortization	252	145	677	279
Income tax expense	37	285	175	181
Adjusted EBITDA (non-GAAP)	$1,693	$1,937	$3,326	$2,246

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,528	$1,747	$3,001	$2,026

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$1,591	$(528)
Capital expenditures(2)	(136)	(349)
Adjusted FCF (non-GAAP)	$1,455	$(877)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,313	$(791)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023, we owned approximately 90% of Douglas.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion Safety Systems, LLC
As of June 30, 2023 and December 31, 2022, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $72.4 million and $73.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Clarion for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,261	$2,814	$6,588	$6,433

Net income (loss) (GAAP)	$148	$(281)	$235	$277
Interest and debt related expenses	850	854	1,693	1,697
Depreciation and amortization	247	243	494	487
Income tax expense (benefit)	58	(115)	92	113
Adjusted EBITDA (non-GAAP)	$1,303	$701	$2,514	$2,574

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,277	$667	$2,463	$2,523

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities (GAAP)	$1,256	$539
Capital expenditures(2)	(12)	(4)
Adjusted FCF (non-GAAP)	$1,244	$535

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,219	$524
FOOTNOTES:
(1)Capital expenditures relate to the purchase of property, plant and equipment.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023, we owned approximately 98% of Clarion.

Vektek Holdings, LLC
As of June 30, 2023 and December 31, 2022, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $115.9 million and $116.7 million, respectively. We acquired our investment in Vektek in May 2022. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Vektek for the quarter and six months ended June 30, 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,365	$5,415	$19,786	$5,415

Net (loss) income (GAAP)	$(28)	$(1,145)	$724	$(1,145)
Interest and debt related expenses	2,190	818	3,713	818
Depreciation and amortization	902	185	1,804	185
Income tax expense	1	8	14	8
Transaction related expenses	—	1,884	—	1,884
Adjusted EBITDA (non-GAAP)	$3,065	$1,750	$6,255	$1,750

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,565	$1,465	$5,236	$1,465

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities (GAAP)	$3,105	$745
Capital expenditures(2)	(642)	(73)
Adjusted FCF (non-GAAP)	$2,463	$672

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,062	$563
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023, we owned approximately 84% of Vektek.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Tacmed Holdings, LLC
As of June 30, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $113.9 million.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash used in operating activities, respectively, of TacMed for the period from March 24, 2023 (the date we acquired our investments in TacMed) to June 30, 2023 (in thousands):

	Quarter Ended June 30, 2023	For the Period Ended March 24, 2023 through June 30, 2023
Revenues	$8,570	$9,356

Net loss (GAAP)	$(3,792)	$(5,880)
Interest and debt related expenses	1,161	1,267
Depreciation and amortization	1,269	1,366
Income tax benefit	(1,194)	(1,174)
Transaction related expenses(1)	107	1,942
Purchase accounting impact on cost of goods sold(2)	3,250	3,250
Adjusted EBITDA (non-GAAP)	$801	$771

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$765	$736

For the Period Ended March 24, 2023 through June 30, 2023
Cash used in operating activities (GAAP)	$(952)
Capital expenditures(4)	(245)
Adjusted FCF (non-GAAP)	$(1,197)

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$(1,143)
FOOTNOTES:
(1)Transaction related expenses are non-recurring.
(2)Purchase accounting requires inventory to be recorded at fair value as of the purchase date. As inventory is sold, cost of goods sold is higher than the cost to manufacture inventory due to the step up in fair value. Increased cost of goods sold due to purchase accounting is non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2023, we owned approximately 95% of TacMed.
(4)Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
As of June 30, 2023, we held minority equity and debt positions in three portfolio companies. These portfolio companies completed the following add-on acquisitions during the six months ended June 30, 2023:
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
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $25.2 million and $36.8 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $102.9 million and $81.9 million in net proceeds during the six months ended June 30, 2023 and 2022, respectively, from the Public Offerings, which excludes approximately $5.6 million and $3.3 million raised through our distribution reinvestment plan, respectively. As of June 30, 2023, we had approximately 823 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $0.2 million during each of the six months ended June 30, 2023 and 2022, respectively. Additionally, we received proceeds from sales and redemptions of U.S. Treasury Bills of approximately $590.8 million, of which approximately $533.0 million was reinvested in new U.S. Treasury Bills, during the six months ended June 30, 2023. We did not invest in U.S. Treasury Bills during the six months ended June 30, 2022.
Borrowings. We did not borrow any amounts during the six months ended June 30, 2023 or 2022. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our $50.0 million line of credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $160.5 million and $86.5 million of cash to purchase portfolio company investments during the six months ended June 30, 2023 and 2022, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $1.2 million and $5.4 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in the use of operating cash flows (excluding amounts related to investment activity) for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is primarily attributable to (i) an increase in annual payments to the Manager and Sub-Manager related to total return incentive fees and reimbursement of Expense Support which are paid annually in arrears and (ii) an increase in base management fees driven by an increase in assets, which was partially offset by (iii) an increase in investment income.
Distributions. We paid distributions to our shareholders of approximately $8.2 million and $6.6 million (which excludes distributions reinvested of approximately $5.6 million and $3.3 million, respectively) during the six months ended June 30, 2023 and 2022, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $4.9 million and $5.7 million during the six months ended June 30, 2023 and 2022, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million in deferred financing costs during the six months ended June 30, 2023 and 2022.
Reimbursement of Expense Support. During the six months ended June 30, 2023 and 2022, we reimbursed the Manager and Sub-Manager approximately $2.4 million and $1.8 million, respectively, for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $0.7 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which we had accrued reimbursement of approximately $0.6 million as of June 30, 2023. Expense Support is received or Expense Support reimbursement is paid annually. As of June 30, 2023, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the six months ended June 30, 2023 and 2022 (six record dates). The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects the total distributions declared during the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Six Months Ended June 30,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298
Second Quarter	7,195	2,976	4,219	5,259	1,819	3,440
	$13,796	$5,566	$8,230	$10,187	$3,449	$6,738
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 – June 30, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 – June 30, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$12,156	147.7%	$9,783	145.2%
Expense Support (reimbursement)	(644)	(7.8)	(2,352)	(34.9)
Net investment income	$11,512	139.9%	$7,431	110.3%
Cash distributions declared, net of distributions reinvested(2)	$8,230	100.0%	$6,738	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $5,566 and $3,449 of distributions reinvested pursuant to our distribution reinvestment plan during the six months ended June 30, 2023 and 2022, respectively.
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
During the six months ended June 30, 2023 and 2022, we received requests for the repurchase of approximately $8.8 million and $16.1 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.

The following tables summarizes the shares repurchased during the six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	24	$861	$35.30
Class A shares	47	1,541	32.71
Class T shares	12	379	32.68
Class D shares	11	340	32.35
Class I shares	169	5,609	33.16
Class S shares	2	84	35.86
Six Months Ended June 30, 2023	265	$8,814	$33.25

Class FA shares	282	$9,366	$33.21
Class A shares	19	592	31.28
Class T shares	5	157	30.90
Class D shares	14	423	30.94
Class I shares	172	5,486	31.77
Class S shares	1	28	33.74
Six Months Ended June 30, 2022	493	$16,052	$32.55
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through June 30, 2023, we had acquired equity and debt investments in 12 portfolio companies. As of June 30, 2023 and 2022, the fair value of our portfolio company investments totaled approximately $763.9 million and $559.5 million, respectively. Additionally, as of June 30, 2023, we had invested in U.S. Treasury Bills with a fair value of $50.2 million. We did not have any investments in U.S. Treasury Bills as of June 30, 2022. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$14,506	$10,108	$27,824	$21,850
Total operating expenses	(7,121)	(5,667)	(15,668)	(11,951)
Expense support (reimbursement), net	(757)	(722)	(644)	(2,352)
Net investment income before taxes	6,628	3,719	11,512	7,547
Income tax expense	(27)	(334)	—	(116)
Net investment income	6,601	3,385	11,512	7,431
Total net realized gain on investments	—	—	4	—
Total net change in unrealized appreciation on investments	(482)	5,628	12,606	16,701
Net increase in net assets resulting from operations	$6,119	$9,013	$24,122	$24,132

Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2023 and 2022 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
From portfolio company investments:
Interest income	$7,993	$6,463	$14,841	$12,293
Dividend income	5,370	3,638	10,607	9,543
From U.S. treasury bills and cash accounts:
Interest and dividend income	1,143	7	2,376	14
Total investment income	$14,506	$10,108	$27,824	$21,850
Interest income from portfolio company investments is generated from our senior secured note investments, all of which had fixed rate interest as of June 30, 2023 and 2022. As of June 30, 2023 and 2022, our weighted average annual yield on our accruing debt investments was 12.1% and 15.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $8.0 million and $6.5 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $14.8 million and $12.3 million during the six months ended June 30, 2023 and 2022, respectively. The increase in interest income from portfolio company investments during the quarter and six months ended June 30, 2023, as compared to the quarter and six months ended June 30, 2022, is primarily attributable to additional debt investments made during the twelve months ended June 30, 2023 of approximately $53.4 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $5.4 million and $3.6 million for the quarters ended June 30, 2023 and 2022, respectively, and approximately $10.6 million and $9.5 million during the six months ended June 30, 2023 and 2022, respectively. During each of the six months ended June 30, 2023 and 2022, we received dividend income from eight of our portfolio companies.
Our total investment income for the six months ended June 30, 2023, resulted in annualized cash yields ranging from 2.6% to 19.4% based on our investment cost, as compared to 3.2% to 20.4% for the six months ended June 30, 2022.
We began investing in U.S. Treasury Bills in the third quarter of 2022 to earn a higher rate of interest on our available cash. During the six months ended June 30, 2023, our effective yield on U.S. Treasury Bills ranged from 3.4% to 4.8%.
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

Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total return incentive fees	$1,332	$1,741	$4,967	$4,633
Base management fees	3,174	2,129	5,837	3,992
Offering expenses	1,047	716	1,951	1,246
Professional services	511	455	1,011	878
Pursuit costs	361	179	546	339
Distribution and shareholder servicing fees	294	180	563	339
Custodian and accounting fees	140	85	278	206
Insurance expense	52	57	106	116
Director fees and expenses	50	51	101	102
General and administrative expenses	160	74	308	100
Total operating expenses	7,121	5,667	15,668	11,951
Expense support	355	—	—	—
Reimbursement of expense support	402	722	644	2,352
Net expenses	$7,878	$6,389	$16,312	$14,303
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
We recorded total return incentive fees of approximately $1.3 million and $1.7 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $5.0 million and $4.6 million during the six months ended June 30, 2023 and 2022, respectively. The increase in total return incentive fees during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $3.2 million and $2.1 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $5.8 million and $4.0 million during the six months ended June 30, 2023 and 2022, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury Bills) which were approximately $666.2 million and $487.5 million during the six months ended June 30, 2023 and 2022, respectively.

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
We expensed offering expenses of approximately $1.0 million and $0.7 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $2.0 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively. The increase is due to an increase in offering proceeds during the quarter and six months ended June 30, 2023.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.4 million and $0.2 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $0.5 million and $0.3 million during each of the six months ended June 30, 2023 and 2022, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.3 million and $0.2 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $0.6 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively. The increase in distribution and shareholder servicing fees during the quarter and six months ended June 30, 2023, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.9 million and $0.7 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $1.8 million and $1.4 million during the six months ended June 30, 2023 and 2022, respectively. The increase in other operating expenses during the quarter and six months ended June 30, 2023 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and six months ended June 30, 2022.
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the six months ended June 30, 2022, we recorded reimbursement of Expense Support of approximately $0.7 million. We reimbursed approximately $2.4 million and $1.8 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, the remaining amount of Expense Support to be collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.7 million. We recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.4 million and $0.6 million during the quarter and six months ended June 30, 2023, respectively. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. We recorded current income tax benefit of approximately $27 thousand and $0.3 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $0 and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.
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
During the quarter and six months ended June 30, 2023, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $0.1 million and $14.8 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on seven portfolio companies of approximately $31.8 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $17.1 million during the six months ended June 30, 2023. Due to the recency of the investment (acquired in March 2023), one portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines.
During the quarter and six months ended June 30, 2022, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $5.5 million and $17.3 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on seven portfolio companies of approximately $20.6 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $3.3 million during the six months ended June 30, 2022. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines.
Additionally, we recorded deferred income tax benefit (expense) of approximately $(0.6) million and $0.1 million during the quarters ended June 30, 2023 and 2022, respectively, and approximately $(2.2) million and $(0.6) million during the six months ended June 30, 2023 and 2022, respectively, primarily related to changes in net unrealized appreciation (depreciation) on portfolio company investments held by our Taxable Subsidiaries.

Net Assets
During the quarter and six months ended June 30, 2023 and 2022, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations	$6,119	$9,013	$24,122	$24,132
Distributions to shareholders	(7,195)	(5,259)	(13,796)	(10,187)
Capital transactions	65,620	37,980	125,079	69,190
Net increase in net assets	$64,544	$41,734	$135,405	$83,135
Operations decreased by approximately $2.9 million during the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022. The decrease in operations for the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, is primarily due to an increase in net investment income of approximately $3.2 million and a decrease in the net change in unrealized appreciation on investments of approximately $6.1 million. Operations remained consistent for six months ended June 30, 2023 and 2022.
Distributions increased approximately $1.9 million and $3.6 million during the quarter and six months ended June 30, 2023, as compared to the quarter and six months ended June 30, 2022, primarily as a result of an increase in shares outstanding.
Capital transactions increased by approximately $27.6 million and $55.9 million during the quarter and six months ended June 30, 2023, as compared to the quarter and six months ended June 30, 2022. The increase in capital transactions for the quarter and six months ended June 30, 2023, as compared to the quarter and six months ended June 30, 2022, is primarily due to an increase in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $23.2 million and $48.7 million and a decrease in share repurchases of approximately $4.5 million and $7.2 million, respectively.
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

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	3.5%	9.5%	41.7%	72.2%	14.1%	76.2%	Feb. 7, 2018 - June 30, 2023
Class FA (with sales load)	(3.3)%	2.4%	32.4%	61.0%	12.0%	64.7%	Feb. 7, 2018 - June 30, 2023
Class A (no sales load)	3.1%	8.4%	37.5%	60.7%	12.4%	64.9%	Apr. 10, 2018 - June 30, 2023
Class A (with sales load)	(5.7)%	0.8%	25.8%	47.0%	9.7%	50.9%	Apr. 10, 2018 - June 30, 2023
Class I	3.1%	8.4%	37.8%	62.3%	12.8%	66.7%	Apr. 10, 2018 - June 30, 2023
Class T (no sales load)	2.8%	7.7%	34.2%	53.7%	11.0%	55.9%	May 25, 2018 - June 30, 2023
Class T (with sales load)	(2.1)%	2.6%	27.8%	46.4%	9.5%	48.5%	May 25, 2018 - June 30, 2023
Class D	3.1%	8.1%	36.8%	55.9%	11.4%	57.0%	June 26, 2018 - June 30, 2023
Class S (no sales load)	3.8%	10.0%	44.7%	N/A	15.0%	48.7%	Mar. 31, 2020 - June 30, 2023
Class S (with sales load)	0.2%	6.2%	39.6%	N/A	13.4%	43.5%	Mar. 31, 2020 - June 30, 2023
FOOTNOTES:
(1)     For the period from July 1, 2022 to June 30, 2023.
(2)    For the period from July 1, 2020 to June 30, 2023.
(3)    For the period from July 1, 2018 to June 30, 2023.
(4)    For the period from the date the first share was issued for each respective share class to June 30, 2023. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

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

Hedging Activities
As of June 30, 2023, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

We had not borrowed any money as of June 30, 2023. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At June 30, 2023, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2023, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended June 30, 2023, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2023 to April 30, 2023	—	$—	—	$20,526
May 1, 2023 to May 31, 2023	—	—	—	20,526
June 1, 2023 to June 30, 2023	191	$33.14	191	11,712
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2023, we received requests for the repurchase of approximately $6,323 of our common shares. Our board of directors approved the repurchases.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2023.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)