Form 10-Q
period 2023-09-30
CNL Strategic Capital, LLC
filed 2023-11-09
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 7, 2023, the Company had 4,202,311 Class FA shares, 4,787,793 Class A shares, 2,619,293 Class T shares, 2,539,717 Class D shares, 11,816,006 Class I shares and 1,750,599 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Portfolio company investments (amortized cost of $638,253 and $476,901, respectively)	$779,025	$588,837
U.S. Treasury bills (amortized cost of $50,013 and $106,216, respectively)	50,018	106,242
Total investments at fair value	829,043	695,079
Cash and cash equivalents	119,143	36,837
Prepaid expenses and other assets	578	627
Total assets	948,764	732,543
Liabilities
Due to related parties, net (Note 5)	10,845	15,609
Payable for shares repurchased	6,767	2,368
Deferred tax liabilities, net	8,489	4,247
Accounts payable and other accrued expenses	1,383	1,220
Total liabilities	27,484	23,444
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,202 and 4,244 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 4,594 and 2,245 shares issued, respectively; 4,489 and 2,195 shares outstanding, respectively	4	2
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,066 and 2,458 shares issued, respectively; 2,594 and 2,343 shares outstanding, respectively	3	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 2,553 and 1,999 shares issued, respectively; 2,481 and 1,957 shares outstanding, respectively	1	2
Class I Common shares, $0.001 par value, 94,660 shares authorized; 12,216 and 9,131 shares issued, respectively; 11,590 and 8,772 shares outstanding, respectively	12	9
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,751 and 1,765 shares outstanding, respectively	2	2
Capital in excess of par value	807,370	615,383
Distributable earnings	113,884	93,695
Total Members’ Equity	$921,280	$709,099

Net asset value per share:
Class FA	$36.03	$34.90
Class A	$33.13	$32.45
Class T	$33.18	$32.46
Class D	$32.86	$32.11
Class I	$33.60	$32.88
Class S	$36.62	$35.39
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
From portfolio company investments:
Interest income	$9,436	$6,895	$24,277	$19,189
Dividend income	5,017	5,167	15,624	14,710
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,468	151	3,844	164
Total investment income	15,921	12,213	43,745	34,063
Operating expenses
Total return incentive fees	3,743	3,090	8,710	7,723
Base management fees	3,505	2,425	9,342	6,417
Offering expenses	1,071	756	3,022	2,002
Professional services	490	383	1,501	1,261
Pursuit costs	682	147	1,228	486
Distribution and shareholder servicing fees	310	210	873	549
Custodian and accounting fees	142	66	420	272
Insurance expense	51	56	157	172
Director fees and expenses	50	52	151	154
General and administrative expenses	115	108	423	208
Total operating expenses	10,159	7,293	25,827	19,244
Reimbursement of expense support	—	183	644	2,535
Net operating expenses	10,159	7,476	26,471	21,779
Net investment income before taxes	5,762	4,737	17,274	12,284
Income tax expense	—	(128)	—	(244)
Net investment income	5,762	4,609	17,274	12,040
Realized and unrealized gain (loss) on investments
Net realized gain on investments:
U.S. Treasury bills	—	—	4	—
Total net realized gain on investments	—	—	4	—
Net change in unrealized appreciation on investments:
Portfolio company investments	14,069	10,499	28,836	27,783
U.S. Treasury bills	(15)	8	(22)	8
(Provision) benefit for deferred taxes on investments	(2,088)	357	(4,242)	(226)
Total net change in unrealized appreciation on investments	11,966	10,864	24,572	27,565
Net increase in net assets resulting from operations	$17,728	$15,473	$41,850	$39,605

Net increase in net assets resulting from operations per share
Class FA	$0.83	$0.92	$2.07	$2.47
Class A	$0.65	$0.79	$1.62	$2.08
Class T	$0.57	$0.73	$1.47	$2.02
Class D	$0.63	$0.78	$1.59	$2.08
Class I	$0.65	$0.80	$1.66	$2.11
Class S	$0.82	$0.96	$2.17	$2.76
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares
Class FA	4,219	4,277	4,230	4,417
Class A	3,794	1,865	2,972	1,688
Class T	2,712	2,005	2,605	1,803
Class D	2,388	1,452	2,197	1,246
Class I	11,107	7,198	10,124	6,452
Class S	1,763	1,765	1,764	1,766
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2023	25,079	$25	$740,458	$104,021	$844,504
Net investment income	—	—	—	5,762	5,762
Net change in unrealized appreciation on investments	—	—	—	11,966	11,966
Distributions to shareholders	—	—	—	(7,865)	(7,865)
Issuance of common shares through the Public Offerings	2,125	1	70,278	—	70,279
Issuance of common shares through distribution reinvestment plan	103	—	3,401	—	3,401
Repurchase of common shares pursuant to share repurchase program	(200)	—	(6,767)	—	(6,767)
Balance as of September 30, 2023	27,107	$26	$807,370	$113,884	$921,280

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	17,274	17,274
Net realized gain on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	24,572	24,572
Distributions to shareholders	—	—	—	(21,661)	(21,661)
Issuance of common shares through the Public Offerings	6,024	5	198,601	—	198,606
Issuance of common shares through distribution reinvestment plan	272	—	8,967	—	8,967
Repurchase of common shares pursuant to share repurchase program	(465)	—	(15,581)	—	(15,581)
Balance as of September 30, 2023	27,107	$26	$807,370	$113,884	$921,280

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2022	18,038	$18	$511,940	$71,486	$583,444
Net investment income	—	—	—	4,609	4,609
Net change in unrealized appreciation on investments	—	—	—	10,864	10,864
Distributions to shareholders	—	—	—	(5,627)	(5,627)
Issuance of common shares through the Public Offerings	1,562	2	49,548	—	49,550
Issuance of common shares through distribution reinvestment plan	62	—	1,955	—	1,955
Repurchase of common shares pursuant to share repurchase program	(66)	—	(2,127)	—	(2,127)
Balance as of September 30, 2022	19,596	$20	$561,316	$81,332	$642,668

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	12,040	12,040
Net change in unrealized appreciation on investments	—	—	—	27,565	27,565
Distributions to shareholders	—	—	—	(15,814)	(15,814)
Issuance of common shares through the Public Offerings	4,173	4	131,472	—	131,476
Issuance of common shares through distribution reinvestment plan	168	—	5,271	—	5,271
Repurchase of common shares pursuant to share repurchase program	(559)	—	(18,179)	—	(18,179)
Balance as of September 30, 2022	19,596	$20	$561,316	$81,332	$642,668

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net increase in net assets resulting from operations	$41,850	$39,605
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(161,517)	(89,383)
Proceeds from return of capital on portfolio company investments	165	237
Purchases of investments in U.S. Treasury bills	(754,978)	(104,996)
Proceeds from redemptions/sales of U.S. Treasury bills	813,660	45,063
Net realized gain on investments	(4)	—
Net change in unrealized appreciation on investments, excluding deferred taxes	(28,814)	(27,791)
Accretion of discounts	(2,476)	(134)
(Decrease) increase in due to related parties	(4,764)	1,450
Increase in accounts payable and other accrued expenses	163	401
Increase in deferred tax liabilities, net	4,242	226
Increase in prepaid expenses and other assets	(35)	(296)
Other operating activities	209	49
Net cash used in operating activities	(92,299)	(135,569)
Financing Activities:
Proceeds from issuance of common shares	198,606	114,434
Payment on repurchases of common shares	(11,182)	(16,561)
Distributions paid, net of distributions reinvested	(12,694)	(10,176)
Deferred financing costs	(125)	(201)
Net cash provided by financing activities	174,605	87,496
Net increase (decrease) in cash and cash equivalents	82,306	(48,073)
Cash and cash equivalents, beginning of period	36,837	58,704
Cash and cash equivalents, end of period	$119,143	$10,631
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$8,967	$5,271
Amounts incurred but not paid (including amounts due to related parties):
Distributions payable	$—	$1,933
Offering costs	$230	$259
Payable for shares repurchased	$6,767	$2,127

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2023
(in thousands except share data)

Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 20.1%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	2/7/2025	29,490	29,490	29,490
Vektek Holdings, LLC	Engineered Products	(4)	5/6/2029	24,937	24,937	24,937
Total Senior Secured Notes – First Lien					185,027	185,027
Senior Secured Notes – Second Lien – 8.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					260,369	260,369
Equity – 56.3%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$33,915
Auriemma U.S. Roundtables(3)	Information Services and Advisory Solutions			33,094	33,476	54,472
Blue Ridge ESOP Associates	Business Services			11,489	12,793	21,289
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	48,820
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	45,144
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	40,258
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,611	70,536
Milton Industries Inc.	Engineered Products			6,647	6,647	18,574
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	15,621
Resolution Economics, LLC	Business Services			7,166	7,129	14,744
Tacmed Holdings, LLC(3)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC(3)	Engineered Products			56,928	56,928	78,283
Total Equity					377,884	518,656
Total Portfolio Company Investments – 84.6%					638,253	779,025
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2023 (CONTINUED)
(in thousands except share data)

	Interest Rate	Maturity Date	Principal Amount	Amortized Cost	Fair Value
Other Investments – 5.4%
U.S. Treasury bills	Zero Coupon	10/24/23	$50,180	$50,013	$50,018
Total Other Investments				50,013	50,018
TOTAL INVESTMENTS – 90.0%				$688,266	829,043
OTHER ASSETS IN EXCESS OF LIABILITIES – 10.0%					92,237
NET ASSETS – 100.0%					$921,280
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of September 30, 2023, the Company owned a controlling interest in this portfolio company.
(4)    As of September 30, 2023, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at September 30, 2023 was 5.32%.

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $22.1 million, which represents 2.40% of total net assets. The Company did not hold cash equivalents as of December 31, 2022. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
Allocation of Profit and Loss
Class-specific expenses, including base management fees, total return incentive fees, offering expenses, expense support (reimbursement), distribution and shareholder servicing fees and certain transfer agent fees, are allocated to each share class of common shares in accordance with how such expenses are attributable to the particular share classes, as determined by the Company’s board of directors, the Company’s governing agreements and, in certain cases, expenses which are specifically identifiable to a share class.
The following table reflects class-specific expenses by share class during the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$267	$587	$414	$366	$1,743	$128
Total return incentive fees	390	614	389	373	1,816	161
Offering expenses	—	463	73	87	448	—
Expense support (reimbursement)	—	—	—	—	—	—
Other class-specific expenses (1)	53	139	300	161	294	36

	Nine Months Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$792	$1,338	$1,174	$990	$4,670	$378
Total return incentive fees	961	1,232	961	884	4,247	425
Offering expenses	—	1,008	293	253	1,468	—
Expense support (reimbursement)	610	—	—	—	34	—
Other class-specific expenses (1)	32	85	666	297	176	22

	Quarter Ended September 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$289	$287	$319	$228	$1,165	$137
Total return incentive fees	449	374	367	282	1,428	190
Offering expenses	—	116	94	134	412	—
Expense support (reimbursement)	(152)	—	—	—	(31)	—
Other class-specific expenses (1)	7	14	162	59	19	12

	Nine Months Ended September 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$874	$747	$826	$564	$3,011	$395
Total return incentive fees	1,217	896	934	679	3,455	542
Offering expenses	—	255	261	300	1,186	—
Expense support (reimbursement)	(1,445)	(278)	—	—	(812)	—
Other class-specific expenses (1)	27	59	438	157	81	50
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2022 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.
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
During the quarter and nine months ended September 30, 2023 and 2022, the Company did not incur any material interest or penalties. Tax years ending December 31, 2019 and forward remain subject to examination by taxing authorities.

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
On June 30, 2023, the Company made additional senior debt investments in Lawn Doctor, Inc. (“Lawn Doctor”) of approximately $29.5 million and Vektek Holdings, LLC (“Vektek”) of approximately $25.0 million.

In August 2023, the Company made an additional equity investment in Auriemma U.S. Roundtables of approximately $1.1 million.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
The Company’s investment portfolio is summarized as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$185,027	$185,027	22.3%	20.1%
Second lien	75,342	75,342	9.1	8.2
Total senior secured debt	260,369	260,369	31.4	28.3
Equity	377,884	518,656	62.6	56.3
U.S. Treasury bills	50,013	50,018	6.0	5.4
Total investments	$688,266	$829,043	100.0%	90.0%

	As of December 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	14.6%	14.3%
Second lien	75,342	75,342	10.8	10.6
Total senior secured debt	176,942	176,942	25.4	24.9
Equity	299,959	411,895	59.3	58.1
U.S. Treasury bills	106,216	106,242	15.3	15.0
Total investments	$583,117	$695,079	100.0%	98.0%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.2% and have weighted average remaining years to maturity of 4.1 years as of September 30, 2023. The note purchase agreements contain customary covenants and events of default. As of September 30, 2023, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of September 30, 2023 and December 31, 2022, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of September 30, 2023 and December 31, 2022 were as follows:

Industry	September 30, 2023	December 31, 2022
Healthcare Supplies	21.9%	9.9%
Engineered Products	19.2	18.2
Commercial and Professional Services	14.8	13.8
Real Estate Services	9.1	12.8
Visual Safety Solutions	9.2	12.6
Information Services and Advisory Solutions	8.8	10.2
Sanitation Products	7.7	8.9
Hobby Goods and Supplies	4.0	6.9
Business Services	5.3	6.7
Total	100.0%	100.0%
All investment positions held at September 30, 2023 and December 31, 2022 were denominated in U.S. dollars and located in the United States based on their country of domicile.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
Summarized Portfolio Company Financial Information
The Company had two significant portfolio companies in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2023 and 2022. The following tables present unaudited summarized operating data for the quarter and nine months ended September 30, 2023 and 2022, and summarized balance sheet data as of September 30, 2023 (unaudited) and December 31, 2022 for these portfolio companies (in thousands):
Polyform

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,236	$4,769	$12,355	$18,234
Expenses	(4,546)	(4,753)	(13,220)	(16,349)
(Loss) income before taxes	(310)	16	(865)	1,885
Income tax benefit (expense)	88	(5)	246	(539)
Net (loss) income	$(222)	$11	$(619)	$1,346

	As of September 30, 2023	As of December 31, 2022
Current assets	$8,560	$9,532
Non-current assets	25,871	27,263
Current liabilities	1,084	1,463
Non-current liabilities	21,382	21,484
Stockholders’ equity	11,965	13,848
Ownership percentage(1)	87%	87%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Vektek
The Company acquired its investments in Vektek in May 2022.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,898	$10,067	$29,684	$15,482
Expenses	(9,405)	(8,536)	(28,453)	(15,088)
Income before taxes	493	1,531	1,231	394
Income tax expense	(4)	(57)	(18)	(65)
Net income	$489	$1,474	$1,213	$329

	As of September 30, 2023	As of December 31, 2022
Current assets	$14,695	$14,832
Non-current assets	100,097	101,917
Current liabilities	2,082	2,536
Non-current liabilities	49,688	48,654
Stockholders’ equity	63,022	65,559
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023				As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$260,369	$260,369	$—	$—	$176,942	$176,942
Equity	—	—	518,656	518,656	—	—	411,895	411,895
U.S. Treasury bills	50,018	—	—	50,018	106,242	—	—	106,242
Total Investments	$50,018	$—	$779,025	$829,043	$106,242	$—	$588,837	$695,079
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

September 30, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$260,369	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	11.0% – 14.5% (12.7%) 6.9x – 14.7x (11.3x) 6.3x – 16.0x (11.7x)	Decrease Increase Increase
Equity	518,656	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	11.0% – 14.5% (12.7%) 6.9x – 14.7x (11.3x) 6.3x – 16.0x (11.7x)	Decrease Increase Increase
Total	$779,025

December 31, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Equity	411,895	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13.0x (10.8x)	Decrease Increase Increase
Total	$588,837
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	83,490	78,090	161,580
Principal repayment	(63)	—	(63)
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	28,836	28,836
Fair value balance as of September 30, 2023	$260,369	$518,656	$779,025
Change in net unrealized appreciation on investments held as of September 30, 2023(2)	$—	$28,836	$28,836

	Nine Months Ended September 30, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	24,400	64,983	89,383
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	27,783	27,783
Fair value balance as of September 30, 2022	$176,942	$395,984	$572,926
Change in net unrealized appreciation on investments held as of September 30, 2022(2)	$—	$27,783	$27,783
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $1.1 million and $0.8 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $3.0 million and $2.0 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Manager and the Sub-Manager had incurred approximately $0.2 million of offering costs on behalf of the Company in connection with the Public Offerings in excess of the reimbursement limitation. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds from the Follow-On Public Offering to the extent such costs are within the 1.5% limitation.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $3.5 million and $2.4 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $9.3 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $3.7 million and $3.1 million during the quarters ended September 30, 2023 and 2022, respectively, and $8.7 million and $7.7 million during the nine months ended September 30, 2023 and 2022, respectively.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received as of September 30, 2023, approximately $4.3 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of September 30, 2023, the remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.6 million, of which the Company had accrued reimbursement of approximately $0.6 million during the nine months ended September 30, 2023. Management believes that Expense Support reimbursement payments by the Company to the Manager and Sub-Manager for unreimbursed Expense Support in excess of this accrual amount are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of September 30, 2023.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of September 30, 2023 and 2022. These individuals and entities received distributions from the Company of approximately $0.1 million during each of the quarters ended September 30, 2023 and 2022, respectively, and $0.3 million during the nine months ended September 30, 2023 and 2022, respectively.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2023 and 2022 are summarized below (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2023	2022	2023	2022
Managing Dealer	Managing Dealer Agreement: Commissions	$824	$565	$2,160	$1,335
	Dealer manager fees	271	288	687	689
	Distribution and shareholder servicing fees	310	210	873	549
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	1,071	756	3,022	2,002
	Base management fees(1)	3,505	2,425	9,342	6,417
	Total return incentive fees(1)	3,743	3,090	8,710	7,723
Manager and Sub-Manager	Expense Support and Condition Reimbursement Agreement: Reimbursement of Expense Support	—	183	644	2,535
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	26	13	74	70
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	682	—	1,228	339
FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable. There was no Expense Support recorded for the nine months ended September 30, 2023 and 2022.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
The following table presents amounts due to related parties net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Due to related parties:
Total return incentive fees	$(8,710)	$(11,456)
Reimbursement of Expense Support	(644)	(2,449)
Base management fees	(1,157)	(864)
Offering expenses	(230)	(331)
Distribution and shareholder servicing fees	(102)	(84)
Reimbursement of third-party operating expenses and pursuit costs	(2)	(425)
Total due to related parties	$(10,845)	$(15,609)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the nine months ended September 30, 2023 and 2022 (nine record dates). The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects the total distributions declared during the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Nine Months Ended September 30,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298
Second Quarter	7,195	2,976	4,219	5,259	1,819	3,440
Third Quarter	7,865	3,401	4,464	5,627	2,036	3,591
	$21,661	$8,967	$12,694	$15,814	$5,485	$10,329
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 - September 30, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 - September 30, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$17,274	79.7%	$12,040	76.1%
Distributions in excess of net investment income(2)	4,387	20.3	3,774	23.9
Total distributions declared	$21,661	100.0%	$15,814	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support reimbursement, net of $644 and $2,535 for the nine months ended September 30, 2023 and 2022, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
In September 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 26, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 29, 2023, the public offering price was $36.24 per Class A share, $34.80 per Class T share, $32.81 per Class D share and $33.61 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Nine Months Ended September 30, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1,989	$67,210	$(1,944)	$65,266	59	$1,920	2,048	$67,186	$32.81
Class T	569	19,526	(903)	18,623	40	1,299	609	19,922	32.74
Class D	521	16,897	—	16,897	34	1,089	555	17,986	32.45
Class I	2,945	97,820	—	97,820	139	4,659	3,084	102,479	33.22
	6,024	$201,453	$(2,847)	$198,606	272	$8,967	6,296	$207,573	$32.98

	Nine Months Ended September 30, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	503	$16,978	$(1,232)	$15,746	38	$1,213	541	$16,959	$31.31
Class T	531	17,394	(792)	16,602	26	821	557	17,423	31.28
Class D	646	20,010	—	20,010	18	576	664	20,586	30.96
Class I	2,493	79,118	—	79,118	86	2,661	2,579	81,779	31.71
	4,173	$133,500	$(2,024)	$131,476	168	$5,271	4,341	$136,747	$31.49

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions declared during the nine months ended September 30, 2022 were paid or reinvested one month in arrears.
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
During the nine months ended September 30, 2023 and 2022, the Company received requests for the repurchase of approximately $15.6 million and $18.2 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	42	$1,480	$35.57
Class A	55	1,811	32.78
Class T	57	1,844	33.05
Class D	31	1,003	32.65
Class I	266	8,909	33.33
Class S	14	534	36.42
Nine Months Ended September 30, 2023	465	$15,581	$33.48

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	296	$9,829	$33.24
Class A	23	735	31.36
Class T	11	334	31.27
Class D	16	507	31.00
Class I	212	6,746	31.84
Class S	1	28	33.74
Nine Months Ended September 30, 2022	559	$18,179	$32.53
As of September 30, 2023 and December 31, 2022, the Company had a payable for shares repurchased of approximately $6.8 million and $2.4 million, respectively, which were paid in October and January 2023, respectively.
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
During the nine months ended September 30, 2023, approximately 301,000 Class T shares were converted to approximately 301,000 Class A shares at an average conversion rate of 1.00. During the nine months ended September 30, 2022, approximately 41,000 Class T shares were converted to approximately 40,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023

8. Borrowings
In August 2022, the Company entered into a loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company was required to pay a total commitment fee to First Horizon Bank of $0.25 million, of which $0.13 million was paid during the nine months ended September 30, 2023. The 2022 Line of Credit was available for advances through August 2023 and the Company extended the 2022 Line of Credit through December 2023.
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
The Company had not borrowed any amounts under the 2022 Line of Credit as of September 30, 2023.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current tax expense	$—	$128	$—	$244
Deferred tax expense (benefit)	2,088	(357)	4,242	226
Total income tax expense (benefit)	$2,088	$(229)	$4,242	$470
The effective tax rate for the nine months ended September 30, 2023 and 2022 was 9.2% and 1.2%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Deferred tax assets:
Carryforwards for net operating loss	$1,421	$770
Unrealized depreciation on investments	627	—
Other	14	27
Valuation allowance	(901)	(60)
Total deferred tax assets	1,161	737
Deferred tax liabilities:
Unrealized appreciation on investments	(9,650)	(4,984)
Total deferred tax liabilities	(9,650)	(4,984)
Deferred tax liabilities, net	$(8,489)	$(4,247)

10. Concentrations of Risk
The Company had two portfolio companies which met at least one of the significance tests under Rule 10-01(b) of Regulation S-X for at least one of the periods presented in the condensed consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2023, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Nine Months Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income, before Expense Support (reimbursement)(1)	1.21	0.58	0.46	0.58	0.65	1.16
Expense Support (reimbursement)(1)(2)	(0.15)	—	—	—	—	—
Net investment income(1)	1.06	0.58	0.46	0.58	0.65	1.16
Net realized and unrealized gains, net of taxes(1)(3)	1.01	1.04	1.01	1.01	1.01	1.01

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Nine Months Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Net increase resulting from investment operations	2.07	1.62	1.47	1.59	1.66	2.17
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$36.03	$33.13	$33.18	$32.86	$33.60	$36.62

Net assets, end of period	$151,426	$148,708	$86,091	$81,512	$389,435	$64,108
Average net assets(5)	$149,822	$97,541	$85,440	$71,323	$336,616	$63,431
Shares outstanding, end of period	4,202	4,489	2,594	2,481	11,590	1,751
Distributions declared	$3,965	$2,770	$1,953	$1,851	$9,470	$1,652
Total investment return based on net asset value before total return incentive fee(6)	6.51%	5.92%	5.75%	6.17%	6.25%	6.91%
Total investment return based on net asset value after total return incentive fee(6)	5.80%	5.06%	4.58%	5.03%	5.11%	6.21%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.95%	2.97%	2.93%	2.61%	2.31%	1.02%
Total operating expenses before Expense Support (reimbursement)	1.59%	4.23%	4.06%	3.85%	3.58%	1.69%
Total operating expenses after Expense Support (reimbursement)	2.00%	4.23%	4.06%	3.85%	3.59%	1.69%
Net investment income before total return incentive fee(8)	3.64%	3.02%	2.53%	3.03%	3.21%	3.90%
Net investment income	3.00%	1.75%	1.41%	1.79%	1.95%	3.23%

	Nine Months Ended September 30, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income before Expense Support (reimbursement)(1)	1.26	0.68	0.47	0.54	0.65	1.20
Expense Support (reimbursement)(1)(2)	(0.33)	(0.16)	—	—	(0.12)	—
Net investment income(1)	0.93	0.52	0.47	0.54	0.53	1.20
Net realized and unrealized gains, net of taxes(1)(3)	1.54	1.56	1.55	1.54	1.58	1.56
Net increase resulting from investment operations	2.47	2.08	2.02	2.08	2.11	2.76
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$34.15	$31.92	$31.93	$31.59	$32.35	$34.66

Net assets, end of period	$145,589	$64,443	$67,539	$52,356	$251,558	$61,183
Average net assets(5)	$146,998	$52,817	$56,318	$38,532	$204,736	$59,389
Shares outstanding, end of period	4,263	2,019	2,115	1,657	7,777	1,765
Distributions declared	$4,143	$1,580	$1,349	$1,048	$6,039	$1,655
Total investment return based on net asset value before total return incentive fee(6)	8.52%	8.33%	8.14%	8.34%	8.32%	9.48%
Total investment return based on net asset value after total return incentive fee(6)	7.52%	6.85%	6.67%	6.96%	6.86%	8.52%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	1.00%	2.43%	3.13%	3.09%	2.51%	1.13%
Total operating expenses before Expense Support (reimbursement)	1.83%	4.13%	4.79%	4.85%	4.20%	2.04%
Total operating expenses after Expense Support (reimbursement)	2.81%	4.65%	4.79%	4.80%	4.60%	2.04%
Net investment income before total return incentive fee(8)	3.63%	3.35%	3.16%	3.50%	3.35%	4.49%
Net investment income	2.80%	1.65%	1.50%	1.74%	1.67%	3.58%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2023 and 2022, none of the total return incentive fees were covered by Expense Support.

13. Subsequent Events
Distributions
In October 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 27, 2023 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2023, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of October 30, 2023. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2023:
Offering Price, Per Share	$36.21	$34.83	$32.86	$33.60
Selling Commissions, Per Share	2.17	1.04	—	—
Dealer Manager Fees, Per Share	0.91	0.61	—	—
Capital Transactions
During the period October 1, 2023 through November 7, 2023, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	256	$8,681	$(209)	$8,472	10	$338	266	$8,810	$33.12
Class T	53	1,848	(86)	1,762	5	151	58	1,913	32.98
Class D	55	1,794	—	1,794	4	138	59	1,932	32.75
Class I	208	6,997	—	6,997	19	623	227	7,620	33.57
	572	$19,320	$(295)	$19,025	38	$1,250	610	$20,275	$33.24
Investments
In October 2023, the Company acquired, through a wholly-owned subsidiary Sill Strategic Capital EquityCo, LLC, an approximately 99.1% equity ownership interest in WCG Sill Adjusting LLC (“Sill”). The Company’s total investment of $74.4 million in Sill is comprised of a common equity interest investment of approximately $58.5 million and a concurrent debt investment of approximately $15.9 million in the form of senior secured debt.
The Company made an additional equity investment in Resolution Economics, LLC (“Resolution Economics”) of approximately $1.6 million in November 2023. Resolution Economics acquired a division of Biddle Consulting Group, Inc. headquartered in Folsom, CA. The acquired division is a provider of outsourced affirmative action plan services and other compliance related services.
Borrowings
In October 2023, the Company extended the 2022 Line of Credit through December 2023.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the quarter and nine months ended September 30, 2023 and 2022. Amounts as of December 31, 2022 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 12 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of September 30, 2023, we had nine investments structured as controlling equity interests in combination with debt positions and three investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of September 30, 2023.
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
Through September 30, 2023, we had received net proceeds from the Public Offerings of approximately $681.7 million, including approximately $24.4 million received through our distribution reinvestment plan. As of September 30, 2023, the public offering price was $36.24 per Class A share, $34.80 per Class T share, $32.81 per Class D share and $33.61 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through September 30, 2023, we had incurred selling commissions and dealer manager fees of approximately $10.9 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through September 30, 2023 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $10.0 million based on actual amounts raised through the Public Offerings through September 30, 2023. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In October 2023, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of October 30, 2023. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2023:
Public Offering Price, Per Share	$36.21	$34.83	$32.86	$33.60
Selling Commissions, Per Share	2.17	1.04	—	—
Dealer Manager Fees, Per Share	0.91	0.61	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $857.1 million, including approximately $24.4 million received through our distribution reinvestment plan as of September 30, 2023.

Portfolio and Investment Activity
As of September 30, 2023, we had invested in 12 portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of September 30, 2023
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	7/7/2026	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	2/7/2025	29.5	29.5
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	8/1/2025	12.1	45.6
Roundtables	11/13/2019	—	—	First Lien	8.0	8/1/2024	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics	1/2/2020	8	7.1	Second Lien	15.0	1/2/2026	2.8	9.9
Blue Ridge	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	98	50.8	First Lien	15.0	12/9/2028	22.5	73.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	First Lien	(3)	5/6/2029	24.9	24.9
TacMed	3/24/2023	95	77.0	First Lien	16.0	3/24/2030	29.0	106.0
			$377.9				$260.3	$638.2
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2023, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2023.
(3)    As of September 30, 2023, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at September 30, 2023 was 5.32%.
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
We also held investments in U.S. Treasury bills with a fair value of approximately $50.0 million as of September 30, 2023.
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
Our aggregate proportionate share of Adjusted FCF from our controlled equity investments was approximately $13.9 million and $10.7 million for the nine months ended September 30, 2023 and 2022, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.
Lawn Doctor
As of September 30, 2023 and December 31, 2022, Lawn Doctor had total assets of approximately $100.0 million and $104.3 million, respectively. In October 2022, Lawn Doctor acquired a controlling equity interest in Elite Window Cleaning Inc., a Canadian-based franchisor offering window cleaning, gutter cleaning and power washing services to residential and commercial customers.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,499	$8,414	$31,693	$29,960

Net income (GAAP)	$816	$860	$1,918	$2,612
Interest and debt related expenses	1,493	1,268	4,550	3,614
Depreciation and amortization	659	625	1,955	1,861
Income tax expense	199	286	677	841
Adjusted EBITDA (non-GAAP)	$3,167	$3,039	$9,100	$8,928

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,917	$1,840	$5,509	$5,405

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$1,009	$3,507
Capital expenditures(2)	(183)	(172)
Adjusted FCF (non-GAAP)	$826	$3,335

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$500	$2,019
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023 and 2022, we owned approximately 61% of Lawn Doctor.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

Polyform
As of September 30, 2023 and December 31, 2022, Polyform Products, Co. (“Polyform”) had total assets of approximately $34.4 million and $36.8 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash provided by operating activities, respectively, of Polyform for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,236	$4,769	$12,355	$18,234

Net (loss) income (GAAP)	$(222)	$11	$(619)	$1,346
Interest and debt related expenses	733	736	2,168	2,184
Depreciation and amortization	465	458	1,395	1,370
Income tax (benefit) expense	(88)	5	(246)	539
Adjusted EBITDA (non-GAAP)	$888	$1,210	$2,698	$5,439

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$774	$1,054	$2,351	$4,739

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$1,139	$2,842
Capital expenditures(2)	(155)	(290)
Adjusted FCF (non-GAAP)	$984	$2,552

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$857	$2,224
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023 and 2022, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
As of September 30, 2023 and December 31, 2022, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $64.9 million and $62.3 million, respectively. In August 2023, Roundtables acquired insideARM, a U.S.-based company providing services to the third-party debt collection industry.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Roundtables for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,551	$3,933	$12,750	$11,371

Net income (GAAP)	$330	$133	$809	$496
Interest and debt related expenses	664	662	1,955	1,951
Depreciation and amortization	519	508	1,541	1,523
Income tax expense	100	226	246	218
Adjusted EBITDA (non-GAAP)	$1,613	$1,529	$4,551	$4,188

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,303	$1,235	$3,675	$3,382

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$4,972	$4,536
Capital expenditures(2)	(42)	(69)
Adjusted FCF (non-GAAP)	$4,930	$4,467

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$3,981	$3,608
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023 and 2022, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
As of September 30, 2023 and December 31, 2022, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $45.3 million and $48.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of HSH for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,176	$9,503	$26,869	$27,369

Net income (GAAP)	$797	$693	$2,329	$1,420
Interest and debt related expenses	921	958	2,752	2,837
Depreciation and amortization	746	891	2,251	2,748
Income tax expense	309	297	906	610
Adjusted EBITDA (non-GAAP)	$2,773	$2,839	$8,238	$7,615

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,066	$2,115	$6,138	$5,674

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$5,059	$613
Capital expenditures(2)	(71)	(158)
Adjusted FCF (non-GAAP)	$4,988	$455

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$3,717	$339
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023 and 2022, we owned approximately 75% of HSH.
(2)Capital expenditures relate to the purchase of property, plant and equipment.

ATA
As of September 30, 2023 and December 31, 2022, ATA Holding Company, LLC (“ATA”) had total assets of approximately $90.2 million and $95.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by (used in) operating activities, respectively, of ATA for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,376	$17,058	$36,326	$48,430

Net income (loss) (GAAP)	$(93)	$2,034	$(2,771)	$2,225
Interest and debt related expenses	1,501	1,533	4,505	4,550
Depreciation and amortization	1,094	1,088	3,285	3,267
Adjusted EBITDA (non-GAAP)	$2,502	$4,655	$5,019	$10,042

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,876	$3,492	$3,764	$7,532

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$(1,153)	$1,497
Capital expenditures(2)	(19)	(156)
Adjusted FCF (non-GAAP)	$(1,172)	$1,341

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$(879)	$1,006
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023 and 2022, we owned approximately 75% of ATA.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas
As of September 30, 2023 and December 31, 2022, Douglas Machines Corp. (“Douglas”) had total assets of approximately $56.7 million and $59.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by (used in) operating activities, respectively, of Douglas for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,855	$6,443	$23,862	$19,889

Net income (loss) (GAAP)	$(715)	$(87)	$511	$84
Interest and debt related expenses	634	619	1,882	1,853
Depreciation and amortization	383	340	1,060	1,025
Income tax expense (benefit)	(4)	(31)	171	24
Adjusted EBITDA (non-GAAP)	$298	$841	$3,624	$2,986

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$268	$758	$3,269	$2,694

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in) operating activities (GAAP)	$1,738	$(45)
Capital expenditures(2)	(711)	(549)
Adjusted FCF (non-GAAP)	$1,027	$(594)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$927	$(536)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023, we owned approximately 90% of Douglas.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion
As of September 30, 2023 and December 31, 2022, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $72.2 million and $73.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Clarion for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$3,280	$3,433	$9,868	$9,866

Net income (GAAP)	$149	$318	$384	$595
Interest and debt related expenses	852	863	2,545	2,560
Depreciation and amortization	247	245	741	732
Income tax expense	58	130	150	243
Adjusted EBITDA (non-GAAP)	$1,306	$1,556	$3,820	$4,130

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,279	$1,523	$3,742	$4,046

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$1,713	$958
Capital expenditures(1)	(40)	(64)
Adjusted FCF (non-GAAP)	$1,673	$894

Our Proportionate Share of Adjusted FCF (non-GAAP)(2)	$1,639	$876
FOOTNOTES:
(1)Capital expenditures relate to the purchase of property, plant and equipment.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023, we owned approximately 98% of Clarion.

Vektek
As of September 30, 2023 and December 31, 2022, Vektek had total assets of approximately $114.8 million and $116.7 million, respectively. We acquired our investment in Vektek in May 2022. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Vektek for the quarter and nine months ended September 30, 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,898	$10,067	$29,684	$15,482

Net income (GAAP)	$489	$1,474	$1,213	$329
Interest and debt related expenses	1,565	1,418	5,278	2,236
Depreciation and amortization	911	303	2,715	488
Income tax expense	4	57	18	65
Transaction related expenses(1)	—	—	—	1,884
Adjusted EBITDA (non-GAAP)	$2,969	$3,252	$9,224	$5,002

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,486	$2,722	$7,722	$4,187

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities (GAAP)	$3,325	$1,524
Capital expenditures(3)	(935)	(141)
Adjusted FCF (non-GAAP)	$2,390	$1,383

Our Proportionate Share of Adjusted FCF (non-GAAP)(2)	$2,001	$1,158
FOOTNOTES:
(1)Initial buyer transaction costs paid by Vektek included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023, we owned approximately 84% of Vektek.
(3)Capital expenditures relate to the purchase of property, plant and equipment.
Tacmed
As of September 30, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $114.7 million.
The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of TacMed for the period from March 24, 2023 (the date we acquired our investments in TacMed) to September 30, 2023 (in thousands):

	Quarter Ended September 30, 2023	For the Period Ended March 24, 2023 through September 30, 2023
Revenues	$10,341	$19,697

Net income (loss) (GAAP)	$2	$(5,878)
Interest and debt related expenses	1,186	2,453
Depreciation and amortization	1,270	2,636
Income tax benefit	(521)	(1,695)
Transaction related expenses(1)	17	1,959
Purchase accounting impact on cost of goods sold(2)	(708)	2,542
Adjusted EBITDA (non-GAAP)	$1,246	$2,017

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$1,190	$1,926

For the Period Ended March 24, 2023 through September 30, 2023
Cash provided by operating activities (GAAP)	$1,596
Capital expenditures(4)	(382)
Adjusted FCF (non-GAAP)	$1,214

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$1,159
FOOTNOTES:
(1)Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2)Purchase accounting requires inventory to be recorded at fair value as of the purchase date. As inventory is sold, cost of goods sold is higher than the cost to manufacture inventory due to the step up in fair value. Increased cost of goods sold due to purchase accounting is non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2023, we owned approximately 95% of TacMed.
(4)Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
As of September 30, 2023, we held minority equity and debt positions in three portfolio companies. These portfolio companies completed the following add-on acquisitions during the nine months ended September 30, 2023:
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
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $119.1 million and $36.8 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $198.6 million and $114.4 million in net proceeds during the nine months ended September 30, 2023 and 2022, respectively, from the Public Offerings, which excludes approximately $9.0 million and $5.3 million raised through our distribution reinvestment plan, respectively. As of September 30, 2023, we had approximately 820 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $0.2 million during each of the nine months ended September 30, 2023 and 2022, respectively. Additionally, we received proceeds from sales and redemptions of U.S. Treasury bills of approximately $813.7 million, of which approximately $755.0 million was reinvested in new U.S. Treasury bills, during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we received proceeds from sales and redemptions of U.S. Treasury bills of approximately $45.1 million which were reinvested in new U.S. Treasury bills.
Borrowings. We did not borrow any amounts during the nine months ended September 30, 2023 or 2022. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our $50.0 million line of credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $161.5 million and $89.4 million of cash to purchase portfolio company investments during the nine months ended September 30, 2023 and 2022, respectively.
We received proceeds from sales and redemptions of U.S. Treasury bills of approximately $813.7 million, of which approximately $755.0 million was reinvested in new U.S. Treasury bills, during the nine months ended September 30, 2023. Additionally, we used approximately $105.0 million of cash to purchase U.S. Treasury bills during the nine months ended September 30, 2022, which includes reinvestment of proceeds from sales and redemptions of U.S. Treasury bills described above of approximately $45.1 million. Our U.S. Treasury bills held at September 30, 2023 and 2022 matured in October 2023 and 2022 and we reinvested the proceeds from the redemption in new U.S. Treasury bills.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $10.4 million and $13.5 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease in the use of operating cash flows (excluding amounts related to investment activity) for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily attributable to (i) an increase in annual payments to the Manager and Sub-Manager related to total return incentive fees and reimbursement of Expense Support which are paid annually in arrears and (ii) an increase in base management fees driven by an increase in assets, which was partially offset by (iii) an increase in investment income.
Distributions. We paid distributions to our shareholders of approximately $12.7 million and $10.2 million (which excludes distributions reinvested of approximately $9.0 million and $5.3 million, respectively) during the nine months ended September 30, 2023 and 2022, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $11.2 million and $16.6 million during the nine months ended September 30, 2023 and 2022, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million and $0.2 million in deferred financing costs during the nine months ended September 30, 2023 and 2022.
Reimbursement of Expense Support. During the nine months ended September 30, 2023 and 2022, we reimbursed the Manager and Sub-Manager approximately $2.4 million and $1.8 million, respectively, for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $0.6 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which we had accrued reimbursement of approximately $0.6 million as of September 30, 2023. Expense Support is received or Expense Support reimbursement is paid annually. As of September 30, 2023, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the nine months ended September 30, 2023 and 2022 (nine record dates). The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects the total distributions declared during the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Nine Months Ended September 30,
	2023			2022
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$6,601	$2,590	$4,011	$4,928	$1,630	$3,298
Second Quarter	7,195	2,976	4,219	5,259	1,819	3,440
Third Quarter	7,865	3,401	4,464	5,627	2,036	3,591
	$21,661	$8,967	$12,694	$15,814	$5,485	$10,329
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 – September 30, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 – September 30, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$17,918	141.2%	$14,575	141.1%
Expense Support (reimbursement)	(644)	(5.1)	(2,535)	(24.5)
Net investment income	$17,274	136.1%	$12,040	116.6%
Cash distributions declared, net of distributions reinvested(2)	$12,694	100.0%	$10,329	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $8,967 and $5,485 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2023 and 2022, respectively.
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
During the nine months ended September 30, 2023 and 2022, we received requests for the repurchase of approximately $15.6 million and $18.2 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	42	$1,480	$35.57
Class A shares	55	1,811	32.78
Class T shares	57	1,844	33.05
Class D shares	31	1,003	32.65
Class I shares	266	8,909	33.33
Class S shares	14	534	36.42
Nine Months Ended September 30, 2023	465	$15,581	$33.48

Class FA shares	296	$9,829	$33.24
Class A shares	23	735	31.36
Class T shares	11	334	31.27
Class D shares	16	507	31.00
Class I shares	212	6,746	31.84
Class S shares	1	28	33.74
Nine Months Ended September 30, 2022	559	$18,179	$32.53
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through September 30, 2023, we had acquired equity and debt investments in 12 portfolio companies. As of September 30, 2023 and 2022, the fair value of our portfolio company investments totaled approximately $779.0 million and $572.9 million, respectively. Additionally, as of September 30, 2023 and 2022, we had invested in U.S. Treasury bills with a fair value of $50.0 million and $60.1 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.

The following table summarizes our operating results for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$15,921	$12,213	$43,745	$34,063
Total operating expenses	(10,159)	(7,293)	(25,827)	(19,244)
Expense support (reimbursement), net	—	(183)	(644)	(2,535)
Net investment income before taxes	5,762	4,737	17,274	12,284
Income tax expense	—	(128)	—	(244)
Net investment income	5,762	4,609	17,274	12,040
Total net realized gain on investments	—	—	4	—
Total net change in unrealized appreciation on investments	11,966	10,864	24,572	27,565
Net increase in net assets resulting from operations	$17,728	$15,473	$41,850	$39,605
Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2023 and 2022 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
From portfolio company investments:
Interest income	$9,436	$6,895	$24,277	$19,189
Dividend income	5,017	5,167	15,624	14,710
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,468	151	3,844	164
Total investment income	$15,921	$12,213	$43,745	$34,063
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of September 30, 2023 and 2022. As of September 30, 2023 and 2022, our weighted average annual yield on our accruing debt investments was 14.2% and 15.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $9.4 million and $6.9 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $24.3 million and $19.2 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in interest income from portfolio company investments during the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022, is primarily attributable to additional debt investments made during the nine months ended September 30, 2023 of approximately $83.5 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $5.0 million and $5.2 million for the quarters ended September 30, 2023 and 2022, respectively, and approximately $15.6 million and $14.7 million during the nine months ended September 30, 2023 and 2022, respectively. During each of the nine months ended September 30, 2023 and 2022, we received dividend income from nine and eight of our portfolio companies, respectively.
Our total investment income for the nine months ended September 30, 2023, resulted in annualized cash yields ranging from 4.3% to 19.8% based on our investment cost, as compared to 2.6% to 15.5% for the nine months ended September 30, 2022.
We began investing in U.S. Treasury bills in the third quarter of 2022 to earn a higher rate of interest on our available cash. During the nine months ended September 30, 2023, our effective yield on U.S. Treasury bills ranged from 3.4% to 5.0%. During the nine months ended September 30, 2022, our effective yield on U.S. Treasury bills ranged from 2.0% to 2.3%.
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

Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total return incentive fees	$3,743	$3,090	$8,710	$7,723
Base management fees	3,505	2,425	9,342	6,417
Offering expenses	1,071	756	3,022	2,002
Professional services	490	383	1,501	1,261
Pursuit costs	682	147	1,228	486
Distribution and shareholder servicing fees	310	210	873	549
Custodian and accounting fees	142	66	420	272
Insurance expense	51	56	157	172
Director fees and expenses	50	52	151	154
General and administrative expenses	115	108	423	208
Total operating expenses	10,159	7,293	25,827	19,244
Reimbursement of expense support	—	183	644	2,535
Net expenses	$10,159	$7,476	$26,471	$21,779
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
We recorded total return incentive fees of approximately $3.7 million and $3.1 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $8.7 million and $7.7 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in total return incentive fees during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $3.5 million and $2.4 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $9.3 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $702.1 million and $513.5 million during the nine months ended September 30, 2023 and 2022, respectively.

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
We expensed offering expenses of approximately $1.1 million and $0.8 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $3.0 million and $2.0 million during the nine months ended September 30, 2023 and 2022, respectively. The increase is due to an increase in offering proceeds during the quarter and nine months ended September 30, 2023.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.7 million and $0.1 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $1.2 million and $0.5 million during each of the nine months ended September 30, 2023 and 2022, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.3 million and $0.2 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $0.9 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in distribution and shareholder servicing fees during the quarter and nine months ended September 30, 2023, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.8 million and $0.7 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $2.7 million and $2.1 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in other operating expenses during the quarter and nine months ended September 30, 2023 is primarily attributable to an increase in accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments, as compared to the quarter and nine months ended September 30, 2022.
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the quarter and nine months ended September 30, 2022, we recorded reimbursement of Expense Support of approximately $0.2 million and $2.5 million. We reimbursed approximately $2.4 million and $1.8 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, the remaining amount of Expense Support to be collected from the Manager and Sub-Manager subject to reimbursement was approximately $0.6 million. We recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $0.0 and $0.6 million during the quarter and nine months ended September 30, 2023, respectively. The actual amount of Expense Support or Expense Support Reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current period related to our Taxable Subsidiaries. We recorded current income tax benefit of approximately $0 and $0.1 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $0 and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively.
Net Change in Unrealized Appreciation on Portfolio Company Investments
Unrealized appreciation on portfolio company investments is based on the current fair value of our investments as determined by our board of directors based on inputs from the Sub-Manager and our independent valuation firm and consistent with our valuation policy, which take into consideration, among other factors, actual results of our portfolio companies in comparison to budgeted results for the year, future growth prospects, and the valuations of publicly traded and private comparable companies as determined by our independent valuation firm.
During the quarter and nine months ended September 30, 2023, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $14.1 million and $28.8 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eight portfolio companies of approximately $45.6 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $16.8 million during the nine months ended September 30, 2023. One portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines.
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
Additionally, we recorded deferred income tax benefit (expense) of approximately $(2.1) million and $0.4 million during the quarters ended September 30, 2023 and 2022, respectively, and approximately $(4.2) million and $(0.2) million during the nine months ended September 30, 2023 and 2022, respectively, primarily related to changes in net unrealized appreciation (depreciation) on portfolio company investments held by our Taxable Subsidiaries.

Net Assets
During the quarter and nine months ended September 30, 2023 and 2022, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations	$17,728	$15,473	$41,850	$39,605
Distributions to shareholders	(7,865)	(5,627)	(21,661)	(15,814)
Capital transactions	66,913	49,378	191,992	118,568
Net increase in net assets	$76,776	$59,224	$212,181	$142,359
Operations increased by approximately $2.3 million during the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022. The increase in operations for the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022, is primarily due to an increase in net investment income of approximately $1.2 million and an increase in the net change in unrealized appreciation on investments of approximately $1.1 million. Operations remained consistent for nine months ended September 30, 2023 and 2022.
Distributions increased approximately $2.2 million and $5.8 million during the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022, primarily as a result of an increase in shares outstanding.
Capital transactions increased by approximately $17.5 million and $73.4 million during the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022. The increase in capital transactions for the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022, is primarily due to an increase in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $22.2 million and $70.8 million and a decrease in share repurchases of approximately $4.6 million and $2.6 million, respectively.
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

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	5.8%	9.0%	38.2%	66.4%	14.2%	80.1%	Feb. 7, 2018 - Sep. 30, 2023
Class FA (with sales load)	(1.1)%	1.9%	29.2%	55.6%	12.1%	68.4%	Feb. 7, 2018 - Sep. 30, 2023
Class A (no sales load)	5.1%	7.8%	33.9%	56.2%	12.4%	68.1%	Apr. 10, 2018 - Sep. 30, 2023
Class A (with sales load)	(3.9)%	(1.3)%	22.5%	42.9%	9.8%	53.8%	Apr. 10, 2018 - Sep. 30, 2023
Class I	5.1%	7.9%	34.3%	57.7%	12.8%	69.9%	Apr. 10, 2018 - Sep. 30, 2023
Class T (no sales load)	4.6%	7.2%	31.1%	49.4%	11.0%	58.7%	May 25, 2018 - Sep. 30, 2023
Class T (with sales load)	(0.4)%	2.1%	24.9%	42.3%	9.6%	51.1%	May 25, 2018 - Sep. 30, 2023
Class D	5.0%	7.7%	33.7%	52.5%	11.4%	60.0%	June 26, 2018 - Sep. 30, 2023
Class S (no sales load)	6.2%	9.4%	41.0%	N/A	14.9%	52.1%	Mar. 31, 2020 - Sep. 30, 2023
Class S (with sales load)	2.5%	5.6%	36.0%	N/A	13.4%	46.7%	Mar. 31, 2020 - Sep. 30, 2023
FOOTNOTES:
(1)     For the period from October 1, 2022 to September 30, 2023.
(2)    For the period from October 1, 2020 to September 30, 2023.
(3)    For the period from October 1, 2018 to September 30, 2023.
(4)    For the period from the date the first share was issued for each respective share class to September 30, 2023. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

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

Hedging Activities
As of September 30, 2023, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

We had not borrowed any money as of September 30, 2023. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At September 30, 2023, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of September 30, 2023, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended September 30, 2023, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2023 to July 31, 2023	—	$—	—	$22,782
August 1, 2023 to August 31, 2023	—	—	—	22,782
September 1, 2023 to September 30, 2023	200	$33.79	200	16,015
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2023, we received requests for the repurchase of approximately $6,767 of our common shares. Our board of directors approved the repurchases.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2023.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)