Form 10-K
period 2023-12-31
CNL Strategic Capital, LLC
filed 2024-03-27
CIK 1684682

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
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $35.75, $34.31, $32.34 and 33.16 per Class A, Class T, Class D, and Class I shares as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2023 was 24,736,253.
As of March 22, 2024, the Company had 4,179,328 Class FA shares, 5,608,795 Class A shares, 2,669,078 Class T shares, 2,710,429 Class D shares, 12,629,075 Class I shares and 1,748,133 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2024 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed within 120 days after December 31, 2023. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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
•events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, pandemics or threatened or actual armed conflicts;
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated April 24, 2023 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report.

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
We are externally managed by CNL Strategic Capital Management, LLC (the “Manager”), an entity that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Manager is controlled by CNL Financial Group, LLC (the “Sponsor”), a private investment management firm specializing in alternative investment products. We have engaged the Manager under a management agreement, as currently amended and as may be amended in the future (the “Management Agreement”) pursuant to which the Manager is responsible for the overall management of our activities. The Manager has engaged Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”), a registered investment adviser, under a sub-management agreement, as currently amended and as may be amended in the future (the “Sub-Management Agreement”), pursuant to which the Sub-Manager is responsible for the day-to-day management of our assets. The Sub-Manager is an affiliate of Levine Leichtman Capital Partners, LLC. The Manager also provides us with certain administrative services (in such capacity, the “Administrator”) under an administrative services agreement, as currently amended and as may be amended in the future (the “Administrative Services Agreement”), with us. The Sub-Manager also provides certain other administrative services to us (in such capacity, the “Sub-Administrator”) under a sub-administration agreement, as currently amended and as may be amended in the future (the “Sub-Administration Agreement”), with the Manager.
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
As of March 22, 2024, we had raised aggregate gross offering proceeds of approximately $783.6 million from the sale of common shares in the Public Offerings, including $30.9 million received through our distribution reinvestment plan.
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
Since we commenced operations on February 7, 2018 and through March 22, 2024, we have raised total net offering proceeds (including amounts raised from our Private Offerings and Public Offerings) of approximately $947.2 million, including approximately $30.9 million received through our distribution reinvestment plan. For additional information on our Offerings, see Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in ten middle-market U.S. businesses. We have also acquired non-controlling equity interests in combination with debt positions in four additional middle-market U.S. businesses, one of which was acquired in February 2024.
As of December 31, 2023 and 2022, our portfolio company investments had a total fair value of $876.8 million (13 portfolio companies) and $588.8 million (11 portfolio companies), respectively. Our portfolio company investments were diversified across nine industries and all but two of our debt investments featured fixed interest rates as of December 31, 2023. Additionally, we held investments in U.S. Treasury bills with a total fair value of approximately $106.2 million as of December 31, 2022. No U.S. Treasury bills were held as of as of December 31, 2023. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
None of our portfolio companies exceeded 20% significance under Rule 3-09 for the years ended December 31, 2023 and December 31, 2022.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
As of December 31, 2023, we had no line of credit. As of March 22, 2024, we had the ability to borrow up to $50.0 million under a new line of credit. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.

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
Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, the Follow-On Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board of directors, our board of directors’ fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.

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
Participating broker-dealers in the Follow-On Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Follow-On Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Follow-On Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Follow-On Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives, which alternatives are likely to exist, may be less costly or have a lower investment risk, in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Follow-On Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our sixth amended and restated limited liability company agreement, as currently amended and as may be amended in the future (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend or suspend our share repurchase program upon 30 days’ prior notice to our shareholders if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a partnership for U.S. federal income tax purposes. Upon suspension of our share repurchase program, our share repurchase program requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in our best interest and the best interest of our shareholders; however, we are not required to authorize the recommencement of the share repurchase program within any specified period of time. Our board of directors cannot terminate our share repurchase program absent a liquidity event or where otherwise required by law. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, which will be posted on our website, and will also provide a separate communication to our shareholders.

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
We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. We may pay some of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”). For the years ended December 31, 2023, 2022, 2021, 2020, 2019, and 2018 distributions were paid from multiple sources and these sources included net investment income before expense support (reimbursement) of 76.9%, 76.3%, 65.2%, 42.3%, 61.7%, and 85.2%, reimbursable expense support of 0.0%, 0.0%, 0.0%, 33.2%, 23.5% and 11.1%, and offering proceeds of 23.1%, 23.7%, 34.8%, 24.5%, 14.8% and 3.7%, respectively. The Company will be required to repay expense support to the Manager and Sub-Manager in future periods which may reduce future income available for distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. In addition, if we fund distributions from borrowings, or other sources like expense support from the Manager and Sub-Manager, such sources may result in a liability to us which would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed or used expense support to fund our distributions, which would negatively affect the price per share of our shares. We cannot predict when distribution payments sourced from debt and from proceeds will occur, and an extended period of such payments would likely be unsustainable.
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

Before we have raised sufficient funds to deploy the proceeds of the Follow-On Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of the Follow-On Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which may produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. At times, cash invested in these temporary investments may be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash net investment income. In the event we fail to timely invest the net proceeds of the Follow-On Public Offering, our results of operations and financial condition may be adversely affected.
Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors do not have preemptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase our shares, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase of our shares, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
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

Risks Related to the Manager, the Sub-Manager and Their Respective Affiliates
Our success will be dependent on the performance of the Manager and the Sub-Manager and their respective affiliates, but investors should not rely on the past performance of the Manager, the Sub-Manager and their respective affiliates as an indication of future success. Prior to the Initial Public Offering, affiliates of CNL had only sponsored real estate and credit investment programs.
The Manager was formed in August 2016. The Sub-Manager was formed in September 2016 and has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Initial Public Offering, affiliates of CNL had only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
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
The Sub-Manager may experience conflicts of interests in its management of other clients that may have a similar business strategy as us.
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
Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we expect to participate in a co-investment opportunity with Levine Leichtman Capital Partners VII, L.P. (“LLCP VII”), or LLCP Lower Middle Market Fund III, L.P. (“LMM III Fund”) which accumulates broken deal costs and our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs with respect to a co-investment with LLCP VII, or 10% of the broken deal costs with respect to a co-investment with the LMM III Fund, subject to annual review by the Sub-Manager. We may similarly act as a dedicated co-investor for other private acquisition funds advised by affiliates of the Sub-Manager that are formed in the future, with our allocation percentage being determined at or prior to the time we begin pursuing co-investment opportunities with such vehicles and subject to annual review by the Sub-Manager. Additionally, on a quarterly basis, the Sub-Manager will identify third party broken deal costs for opportunities that were not presented to the Manager for prior approval but which are determined in the Sub-Manager’s reasonable judgment and in a manner consistent with the Sub-Manager’s fiduciary obligations to have qualified as a potential investment opportunity for us on a direct or co-investment basis (such opportunity, a “lookback broken deal”). Subject to approval by the Manager, we will reimburse the Sub-Manager for our allocable portion of third party broken deal expenses incurred in connection with a lookback broken deal. In the case of a lookback broken deal identified as an opportunity on a co-investment basis with LLCP VII or LMM III Fund, our allocable portion of such third party broken deal expenses will be 5% or 10%, respectively. Unless our board of directors approves otherwise, in no event will our portion of the aggregate lookback broken deal expenses exceed $75,000 on a calendar year basis.

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
We, directly or through the Manager or the Sub-Manager, may obtain confidential information about our businesses. If we possess confidential information about such businesses, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to, our interests in those businesses. The impact of these restrictions on our ability to take action with respect to such businesses could have an adverse effect on our results of operations.
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
We intend to continue to acquire controlling interests in privately held, middle-market U.S. businesses which by their nature pose certain incremental risks as compared to public companies including that they:
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
We anticipate acquiring controlling interests in a limited number of companies. As a result, the performance of our business may be substantially adversely affected by the unfavorable performance of even a single business. Further, operational interruptions and unplanned events at one or more production facilities of these businesses, such as explosions, fires, inclement weather, natural disasters, pandemics, accidents, transportation interruptions and supply chain related disruptions could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
The outbreak of highly infectious or contagious diseases could materially and adversely impact our business, our operating businesses, our financial condition, results of operations and cash flows.
Outbreaks of pandemic or contagious diseases, such as the novel coronavirus (“COVID-19”) or its variants, could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. Our portfolio companies could be prevented from conducting business activities in the future as a result of, among other things, any quarantines, work and travel restrictions, supply chain disruptions and labor shortages in response to pandemics. Since certain aspects of the services provided by our businesses involve face to face interaction, any quarantines and work and travel restrictions in response to pandemics may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility, loss in business for such retail store, or our businesses’ inability to obtain raw materials and to ship products in a timely and cost-effective manner due to pandemics could have an adverse impact on production schedules and product sales. Further, if the U.S. and global economy slow down or consumer behavior shifts due to future pandemics, the demand for the products or services offered by our operating businesses may be reduced. Any future pandemics could present material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.

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
Based on expected moderate, but improved, future economic growth, and historically low levels of interest rates, the valuations and pricing of durable/high-quality private companies continued to increase in the last couple years. Nevertheless, the ongoing competition for high quality private companies may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, higher interest rates, recessionary concerns and supply chain related disruptions and could be slowed or halted by significant external events. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues, changes in labor and material costs, and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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
•future adverse acquisitions trends, including increasing multiples and pricing of private companies, declining yield on investments;
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
•any supply chain related disruptions exacerbated by pandemics and changes in labor and material costs which may have a pronounced impact on the profitability of our portfolio companies;
•geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the ongoing conflicts between Israel and Hamas and among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian and Belarusian interests; and

•changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to shareholders.
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

We have acquired, and may acquire in the future, debt and minority interests in businesses and, if we do so, we may not be in a position to control such businesses, and their respective management team may make decisions that could decrease the value of our assets.
We anticipate that most of our net assets will be used for acquisitions which will involve controlling equity interests in businesses, but we have acquired, and may acquire in the future, only debt and/or minority interests in certain businesses. If we do so, we will be subject to risk that such businesses may make business decisions with which we disagree, and the management of such businesses may take risks or otherwise act in ways that do not serve our best interests. As a result, such businesses may make decisions that could decrease the value of our assets. In addition, we will generally not be in a position to control any business by acquiring its debt securities.
We have also participated, and may participate in the future, in co-investment opportunities with affiliates of the Sub-Manager or with other third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in businesses in conjunction with participation by one or more parties in such opportunity. As participants in such co-investment opportunities, we may have economic or other business interests or objectives that are inconsistent with those of our third-party partners or co-venturers. We may not have a right to participate in the operation, management, direction or control of such businesses, and our ability to redeem or sell all or a portion of our investment may be subject to significant restrictions. Furthermore, such co-investment opportunities may involve risks not present in acquisitions where a third party is not involved, including the possibility that we may incur liabilities as the result of actions taken by the controlling party and that a third-party partner or co-venturer may have financial difficulties and may have different liquidity objectives.
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
SOFR is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities that was selected as a preferred replacement for U.S. dollar LIBOR by the U.S. Federal Reserve. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with U.S. dollar LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.
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
To the extent we borrow to finance our assets, we will be subject to financial market risks, including changes in interest rates. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates.
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
Although we are not a publicly traded partnership, given the large number of investors invested in us, we are applying conventions relevant to publicly traded partnerships. U.S. federal income tax rules applicable to partnerships are complex and their application is not always clear. We apply certain assumptions and conventions intended to comply with the intent of the rules and report income, gain, deduction, loss and credit to shareholders in a manner that reflects each shareholder’s economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable rules. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to shareholders.
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
Item 1B.     Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy
We have no employees and are externally managed by the Manager, an affiliate of the Sponsor. The Manager is responsible for the overall management of our activities, subject to oversight by our board of directors.
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to customers, reputational damage adversely affecting customer or investor confidence and violation of data privacy or security laws. Our Sponsor maintains an enterprise-wide cybersecurity program to protect and defend against and manage foreseeable cybersecurity risks and threats, including for the Company. The cybersecurity program is administered by the Sponsor’s Chief Technology Officer (“CTO”), who has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Based on the NIST standards, our cybersecurity program breaks down its efforts to manage cybersecurity risk into five (5) pillars: identify, protect, detect, respond and recover.
Identifying and assessing cybersecurity risk as well as protecting us and our businesses from such risk is integrated into our overall risk management systems and processes as well as specifically addressed in our enterprise-wide cybersecurity program. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including threat intelligence collaboration and advisory mediums, third-party due diligence and risk assessments when determining the selection, oversight and engagement of third-party service providers, application security evaluations and annual penetration tests as well as management risk and compliance reviews. The foregoing combines with periodic review and analysis of third-party service provider system and organizational controls, internal network intrusion prevention systems, vulnerability assessments, access management, data loss prevention, remote access control, mandatory cybersecurity awareness training and random phishing campaigns with additional requisite training, if applicable, to identify and protect against cybersecurity risk.
Any potential cybersecurity compromise, whether direct or indirect, is analyzed and documented by the securities operations team (the “SO Team”) and escalated to the cybersecurity incident response team (“CSIRT”) as necessary. The SO Team is comprised of cybersecurity professionals and the CSIRT is comprised of certain of the Sponsor’s and Company’s executives from legal, corporate communications, IT, compliance, finance, and risk management.
Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. Materiality is determined by considering qualitative and quantitative factors. The CSIRT team also conducts tabletop exercises to simulate responses to cybersecurity incidents. The Sponsor’s team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.
Recovery and restoration from a cybersecurity incident can vary depending on type of attack and materiality of assets and information affected.

As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any risks from cybersecurity threats for the reporting period covered by this report. However, institutions like us, and our service providers, have experienced cybersecurity events and data incidents in the past and will likely continue to be the target of cyberattacks and intrusions. For additional information on the cybersecurity risks we face, see “Part 1, Item 1A. Risk Factors–Risks Related to Our Business—We could be negatively impacted by cybersecurity attacks.”

Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates at least annually from senior management, including leaders from the CTO, internal audit and legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our board of directors also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
The cybersecurity risk management and strategy processes are overseen by the Sponsor’s cybersecurity committee which consists of the Company’s chief financial officer and general counsel, and the CTO, legal, risk management, and compliance teams. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, and compliance. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

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
As of December 31, 2023, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
For the period from January 1, 2022 through December 31, 2023, we sold shares on a continuous basis at the following prices through the Initial Public Offering and Follow-On Public Offering:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
1/28/2022	$33.64	$32.19	$30.35	$31.18	1/28/2023	$35.46	$34.08	$32.11	$32.88
2/25/2022	33.98	32.48	30.65	31.50	2/24/2023	35.84	34.41	32.43	33.22
3/24/2022	33.97	32.44	30.62	31.49	3/24/2023	35.76	34.32	32.36	33.16
4/27/2022	34.22	32.84	30.97	31.73	4/27/2023	35.98	34.55	32.57	33.36
5/25/2022	34.14	32.76	30.88	31.68	5/30/2023	35.77	34.36	32.39	33.18
6/22/2022	34.26	32.82	30.95	31.79	6/22/2023	35.75	34.31	32.34	33.16
7/28/2022	34.38	33.04	31.15	31.89	7/31/2023	35.87	34.50	32.52	33.27
8/26/2022	34.39	33.04	31.15	31.93	8/31/2023	35.87	34.52	32.54	33.29
9/22/2022	34.60	33.18	31.27	32.13	9/25/2023	36.24	34.80	32.81	33.61
10/27/2022	34.89	33.52	31.59	32.35	10/30/2023	36.21	34.83	32.86	33.60
11/25/2022	34.89	33.52	31.59	32.35	11/28/2023	36.14	34.78	32.80	33.55
12/20/2022	35.08	33.71	31.77	32.59	12/26/2023	36.31	35.14	32.99	33.70
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

During the quarter ended December 31, 2023, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2023 to October 31, 2023	—	$—	—	$23,939
November 1, 2023 to November 30, 2023	—	—	—	23,939
December 1, 2023 to December 31, 2023	244	33.78	244	15,713
FOOTNOTE:
(1)    During the quarter ended December 31, 2023, we received requests for the repurchase of approximately $8.2 million of our common shares. Our board of directors approved the repurchase requests.
Holders
As of December 31, 2023, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	734
A	2,670
T	1,361
D	1,285
I	5,020
S	707
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
During the year ended December 31, 2023, approximately 367,000 Class T shares were converted to approximately 367,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2022, approximately 59,000 Class T shares were converted to approximately 59,000 Class A shares at an average conversion rate of 1.00.

Item 6.     [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein. The discussion of our financial condition and results of operations for the year ended December 31, 2021 included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 29, 2023 is incorporated by reference herein.

Overview
Since we commenced operations on February 7, 2018 through March 22, 2024, we have acquired equity and debt investments in 14 middle market U.S. businesses, one of which was acquired in February 2024. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 22, 2024, we had ten investments structured as controlling equity interests in combination with debt positions and four investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of December 31, 2023. See “Portfolio and Investment Activity” below for additional information related to our investments.
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
Through December 31, 2023, we had received net proceeds from the Public Offerings of approximately $734.1 million, including approximately $28.2 million received through our distribution reinvestment plan. We incurred selling commissions and dealer manager fees of approximately $11.6 million from the sale of Class A shares and Class T shares in the Public Offerings through December 31, 2023. The Class D shares and Class I shares sold through December 31, 2023 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $10.4 million based on actual amounts raised through the Public Offerings through December 31, 2023. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”

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
As of December 31, 2023, the public offering price was $36.31 per Class A share, $35.14 per Class T share, $32.99 per Class D share and $33.70 per Class I share. In January, February and March 2024, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of January 26, 2024, February 27, 2024 and March 28, 2024, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 26, 2024:
Public Offering Price, Per Share	$36.69	$35.32	$33.31	$34.06
Selling Commissions, Per Share	2.20	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
Effective February 27, 2024:
Public Offering Price, Per Share	$36.66	$35.28	$33.28	$34.02
Selling Commissions, Per Share	2.20	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
Effective March 28, 2024:
Public Offering Price, Per Share	$36.78	$35.38	$33.38	$34.13
Selling Commissions, Per Share	2.21	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Follow-On Public Offering.

Portfolio and Investment Activity
As of December 31, 2023, we had invested in 13 portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of December 31, 2023
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	7/7/2026	$15.0	$42.6
Lawn Doctor(3)	6/30/2023	—	—	First Lien	(4)	2/7/2025	29.5	29.5
Polyform	2/7/2018	87	15.6	First Lien	16.0	2/7/2026	15.7	31.3
Roundtables(5)	8/1/2019	81	33.5	Second Lien	16.0	8/1/2025	12.1	45.6
Roundtables	11/13/2019	—	—	First Lien	8.0	8/1/2024	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics(6)	1/2/2020	8	8.1	Second Lien	15.0	1/2/2026	2.8	10.9
Blue Ridge	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	First Lien	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	First Lien	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion(7)	12/9/2021	96	57.2	First Lien	15.0	12/9/2028	22.5	79.7
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek(3)	06/30/23	—	—	First Lien	(4)	5/6/2029	24.9	24.9
TacMed	03/24/23	95	77.0	First Lien	16.0	3/24/2030	29.0	106.0
Sill	10/20/23	99	58.5	First Lien	14.0	10/20/2030	15.9	74.4
			$443.8				$276.2	$720.0
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2023, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2023.
(3)    Additional senior debt investment made on June 30, 2023.
(4)    As of December 31, 2023, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at December 31, 2023 was 5.34%.
(5)    Includes additional $1.1 million equity investment made in August 2023.
(6)    Includes additional $1.0 million equity investment made in November 2023.
(7)    Includes additional $6.4 million equity investment made in December 2023.

The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders.
In February 2024, the Company, through its wholly-owned subsidiaries, USAW Strategic Capital EquityCo, LLC and USAW Strategic Capital DebtCo, LLC, made a co-investment in USA Water Intermediate Holdings, LLC (“USAW”) of approximately $10.0 million. The Company’s co-investment is comprised of a minority common equity position of approximately $8.6 million and $1.4 million of senior secured subordinated notes.

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
Our aggregate proportionate share of Adjusted FCF from our controlled equity investments was approximately $16.8 million and $13.8 million for the years ended December 31, 2023 and 2022, respectively. As discussed above, cash not distributed to us is used by our portfolio companies for various reasons, including, but not limited to, repayment of debt, investing in acquisitions and general cash reserves.
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
As of December 31, 2023 and 2022, Lawn Doctor had total assets of approximately $100.0 million and $104.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Lawn Doctor for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$40,996	$38,613

Net income (GAAP)	$2,741	$2,601
Interest and debt related expenses	5,880	5,006
Depreciation and amortization	2,653	2,783
Income tax expense	1,059	1,407
Adjusted EBITDA (non-GAAP)	$12,333	$11,797

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$7,466	$7,142

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,483	$4,819
Capital expenditures(2)	(169)	(193)
Adjusted FCF (non-GAAP)	$2,314	$4,626

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,401	$2,801
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 61% of Lawn Doctor.
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
As of December 31, 2023 and 2022, Polyform had total assets of approximately $33.1 million and $36.8 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash provided by operating activities, respectively, of Polyform for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$16,073	$23,106

Net (loss) income (GAAP)	$(1,072)	$1,429
Interest and debt related expenses	2,899	2,920
Depreciation and amortization	1,860	2,026
Income tax (benefit) expense	(440)	536
Adjusted EBITDA (non-GAAP)	$3,247	$6,911

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,829	$6,022

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,186	$3,971
Capital expenditures(2)	(321)	(340)
Adjusted FCF (non-GAAP)	$1,865	$3,631

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,625	$3,164
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 87% of Polyform.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Roundtables
Auriemma U.S. Roundtables (“Roundtables”) is an information services and advisory solutions business to the consumer finance industry. Prior to our acquisition, Roundtables operated as a division of Auriemma Consulting Group, Inc. Roundtables offers membership in any of 30+ topic-specific roundtables across five verticals (credit cards, auto finance, banking, wealth management and other lending) that includes participation in hosted executive meetings, proprietary benchmarking studies, and custom surveys. The subscription-based model provides executives with key operational data to optimize business practices and address current issues within the consumer finance industry. In April 2021, Roundtables acquired Edgar Dunn’s U.S. roundtables business, which added six roundtables to Auriemma’s services offering. In August 2023, Roundtables acquired insideARM, a U.S.-based company providing services to the third-party debt collection industry. These acquisitions further Roundtables’ strategy of both growing organically and through mergers and acquisitions (“M&A”).

As of December 31, 2023 and 2022, Roundtables had total assets of approximately $61.6 million and $62.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Roundtables for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$17,507	$15,403

Net income (GAAP)	$1,232	$836
Interest and debt related expenses	2,444	2,605
Depreciation and amortization	2,059	2,033
Income tax expense	602	109
Adjusted EBITDA (non-GAAP)	$6,337	$5,583

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,118	$4,509

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,716	$3,058
Capital expenditures(2)	(50)	(87)
Adjusted FCF (non-GAAP)	$2,666	$2,971

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,153	$2,399
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 81% of Roundtables.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
HSH
Healthcare Safety Holdings, LLC (“HSH”) is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
As of December 31, 2023 and 2022, HSH had total assets of approximately $45.0 million and $48.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of HSH for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$35,575	$36,413

Net income (GAAP)	$3,080	$2,526
Interest and debt related expenses	3,670	3,796
Depreciation and amortization	2,998	3,641
Income tax expense	1,319	982
Adjusted EBITDA (non-GAAP)	$11,067	$10,945

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$8,246	$8,155

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$6,863	$2,771
Capital expenditures(2)	(72)	(265)
Adjusted FCF (non-GAAP)	$6,791	$2,506

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$5,060	$1,867
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 75% of HSH.
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
As of December 31, 2023 and 2022, ATA had total assets of approximately $89.2 million and $95.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash provided by operating activities, respectively, of ATA for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$48,448	$60,573

Net (loss) income (GAAP)	$(3,482)	$395
Interest and debt related expenses	5,986	6,083
Depreciation and amortization	4,378	4,408
Adjusted EBITDA (non-GAAP)	$6,882	$10,886

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,162	$8,165

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$500	$2,291
Capital expenditures(2)	(25)	(211)
Adjusted FCF (non-GAAP)	$475	$2,080

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$356	$1,560
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 75% of ATA.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Douglas
Douglas Machines Corp. (“Douglas”) is a leading manufacturer of innovative and customizable commercial cleaning and sanitizing equipment to the food, pet food, nutraceutical and industrial end-markets in the United States. Many of these end-markets, and in particular, food safety, are subject to increasingly stringent regulations.

As of December 31, 2023 and 2022, Douglas had total assets of approximately $57.6 million and $59.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income and cash provided by operating activities, respectively, of Douglas for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$31,379	$27,402

Net income (GAAP)	$566	$547
Interest and debt related expenses	2,523	2,516
Depreciation and amortization	1,434	1,714
Income tax expense	144	74
Adjusted EBITDA (non-GAAP)	$4,667	$4,851

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$4,210	$4,376

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,343	$6
Capital expenditures(2)	(880)	(648)
Adjusted FCF (non-GAAP)	$1,463	$(642)

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$1,320	$(579)
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 90% of Douglas.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
Clarion
Clarion Safety Systems, LLC (“Clarion”) is a provider of standards-based visual safety labels and signs that support original equipment manufacturers, facility owners, and employers in reducing risk and protecting workers. Clarion serves thousands of customers across the world in a large and diverse set of industries. Customers rely on Clarion’s expertise to help them navigate applicable regulatory and safety standards related to risk communication, resulting in the implementation of tailored systems of risk reduction. In June 2022, Clarion acquired Machine Safety Specialists, which specializes in engineering consulting services, including machine safety audits and risk assessments, machine safeguarding plans, verification and validation services and other work streams that contribute to customers’ compliance with applicable machine safety standards. In December 2023, Clarion acquired machine safeguarding integrator Arrow Industrial Solutions.
As of December 31, 2023 and 2022, Clarion had total assets of approximately $80.4 million and $73.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net (loss) income and cash provided by operating activities, respectively, of Clarion for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$13,094	$13,132

Net (loss) income (GAAP)	$(178)	$683
Interest and debt related expenses	3,392	3,422
Depreciation and amortization	991	979
Income tax (benefit) expense	(70)	278
Adjusted EBITDA (non-GAAP)	$4,135	$5,362

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,986	$5,253

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$2,350	$1,747
Capital expenditures(2)	(76)	(60)
Adjusted FCF (non-GAAP)	$2,274	$1,687

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,192	$1,653
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 96% and 98%, respectively, of Clarion.
(2)Capital expenditures relate to the purchase of property, plant and equipment.
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
As of December 31, 2023 and 2022, Vektek had total assets of approximately $114.1 million and $116.7 million, respectively. We acquired our investments in Vektek in May 2022. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net income (loss) and cash provided by operating activities, respectively, of Vektek for years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022(1)
Revenues	$38,608	$26,190

Net income (loss) (GAAP)	$1,031	$(413)
Interest and debt related expenses	6,853	3,774
Depreciation and amortization	3,635	2,388
Income tax expense	—	90
Transaction related expenses(2)	—	1,706
Adjusted EBITDA (non-GAAP)	$11,519	$7,545

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$9,643	$6,316

	Years Ended December 31,
	2023	2022(1)
Cash provided by operating activities (GAAP)	$4,664	$1,485
Capital expenditures(4)	(929)	(266)
Adjusted FCF (non-GAAP)	$3,735	$1,219

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$3,127	$1,020
FOOTNOTES:
(1)Results are for the period from May 6, 2022 (the date we acquired our investment in Vektek) to December 31, 2022.
(2)Initial buyer transaction costs paid by Vektek included in the purchase price. Transaction related expenses are non-recurring.
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023 and 2022 , we owned approximately 84% of Vektek.
(4)Capital expenditures relate to the purchase of property, plant and equipment.

TacMed
Tacmed Holdings, LLC (“TacMed”) designs, develops and manufactures medical products that equip, train and protect professionals in pre-hospital, emergency trauma situations. TacMed’s suite of traumatic injury products, hemorrhage control tourniquets, immobilization tools and critical care kits serve first responders, military, law enforcement and civilian public safety operations. TacMed’s medical simulation training solutions combine advanced technology and durable materials to offer customers the highest fidelity training simulators and provide realistic replicas for emergency medical personnel training exercises.
As of December 31, 2023, TacMed had total assets of approximately $114.3 million. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash provided by operating activities, respectively, of TacMed for the period from March 24, 2023 (the date we acquired our investment in TacMed) to December 31, 2023 (in thousands):

2023(1)
Revenues	$32,332

Net loss (GAAP)	$(5,540)
Interest and debt related expenses	3,854
Depreciation and amortization	3,813
Income tax benefit	(1,714)
Transaction related expenses(2)	1,959
Purchase accounting impact on cost of goods sold(3)	2,542
Adjusted EBITDA (non-GAAP)	$4,914

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(4)	$4,692

2023(1)
Cash provided by operating activities (GAAP)	$3,303
Capital expenditures(5)	(496)
Adjusted FCF (non-GAAP)	$2,807

Our Proportionate Share of Adjusted FCF (non-GAAP)(4)	$2,680
FOOTNOTES:
(1)Results are for the period from March 24, 2023 (the date we acquired our investment in TacMed) to December 31, 2023.
(2)    Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(3) Purchase accounting requires inventory to be recorded at fair value as of the purchase date. As inventory is sold, cost of goods sold is higher than the cost to manufacture inventory due to the step up in fair value. Increased cost of goods sold due to purchase accounting is non-recurring.
(4)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023, we owned approximately 95% of TacMed.
(5)    Capital expenditures relate to the purchase of property, plant and equipment.
Sill
Sill Holdings, LLC (“Sill”) is among the leading specialty insurance consulting firms exclusively representing business and property owners in connection with their property insurance claims. Sill focuses on providing expert claim preparation, management and resolution services across North America and the Caribbean. Through its wide range of services (including end-to-end property loss adjusting, forensic accounting, and business interruption analysis), Sill seeks to deliver expert representation and support for claims stemming from fire, catastrophic, and other related events.
As of December 31, 2023, Sill had total assets of approximately $76.9 million. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash used in operating activities, respectively, of Sill for the period from October 20, 2023 (the date we acquired our investment in Sill) to December 31, 2023 (in thousands):

2023(1)
Revenues	$3,804

Net loss (GAAP)	$(1,011)
Interest and debt related expenses	454
Depreciation and amortization	369
Income tax benefit	(532)
Transaction related expenses(2)	1,801
Adjusted EBITDA (non-GAAP)	$1,081

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$1,071

2023(1)
Cash used in operating activities (GAAP)	$(5,226)
Capital expenditures(4)	(25)
Adjusted FCF (non-GAAP)	$(5,251)

Our Proportionate Share of Adjusted FCF (non-GAAP)(3)	$(5,202)
FOOTNOTES:
(1)Results are for the period from October 20, 2023 (the date we acquired our investment in Sill) to December 31, 2023.
(2)Initial buyer transaction costs paid by Sill included in the purchase price. Transaction related expenses are non-recurring.
(3)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2023, we owned approximately 99% of Sill.
(4)    Capital expenditures relate to the purchase of property, plant and equipment.
Other Portfolio Companies
Milton
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 1,300 active customers and over 1,600 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of over 30 years among its top ten customers. Milton completed four add-on acquisitions during 2021 and 2020, including GH Meiser & Co., Milton’s Bells, Zeeline, and Global-Flex. We believe these add-on acquisitions bolster Milton’s tire gauge, grease and fluid handling, hose assemblies, rubber expansion and metal expansion joints, “PTFE” products and pump connectors product lines. During 2022, Milton completed three additional add-on acquisitions, including Thunder Technologies which specializes in critical and demanding hose, rubber and expansion joint applications, Lock Technology which provides specialty tools to the automotive end market, and ProMax which provides specialty tools, components and accessories for the automotive and truck industries. In March 2023, Milton acquired Steck Manufacturing, which expands Milton’s product suite and end-market reach to offer specialty tools to the automotive, body shop, towing and public safety end markets. These acquisitions further Milton’s strategy of both growing organically and through M&A.
Resolutions Economics
Resolution Economics, LLC (“Resolution Economics”) is a leading specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters. In October 2022, Resolutions Economics acquired Berkshire Associates which specializes in outsourced affirmative action plan consulting. In November 2023, Resolution Economics acquired a division of Biddle Consulting Group, Inc. headquartered in Folsom, CA. The acquired division is a provider of outsourced affirmative action plan services and other compliance related services.

Blue Ridge
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software. In July 2020, Blue Ridge acquired Benefit Concepts Systems, Inc., a full service benefit consulting firm with expertise in the design, implementation, and administration of ESOPs. In April 2021, Blue Ridge acquired Coastal Pension Services, a leading provider of outsourced 401(k) administration services in the greater Washington, D.C. area. In December 2021, Blue Ridge acquired a California based provider of outsourced 401(k), defined benefit and cash balance plan administration services. In January 2022, Blue Ridge acquired Nicholas and Associates which specializes in the design and administration of retirement plans. Additionally, in August 2022, Blue Ridge acquired substantially all of the Tax Benefits Plan Services business of Crowe LLP which specializes in ESOP administration as well as retirement plan and consulting services. These acquisitions further Blue Ridge’s strategy of both growing organically and through M&A. In February 2023, Blue Ridge acquired a majority investment in Workplace Development Inc., which provides innovative ESOP communication, training and ownership culture services that complement the services Blue Ridge offers its customers.
Co-Investments
We refer to our investments in Milton, Resolution Economics and Blue Ridge collectively as our “Co-Investments.” As of December 31, 2023 and 2022, our Co-Investments had total assets of approximately $535.4 million and $472.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA and Adjusted FCF from net loss and cash provided by operating activities, respectively, of our Co-Investments for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues	$204,556	$163,080

Net loss (GAAP)	$(2,898)	$(580)
Interest and debt related expenses	30,477	19,492
Depreciation and amortization	9,436	15,246
Income tax expense (benefit)	2,268	(1,336)
Adjusted EBITDA (non-GAAP)	$39,283	$32,822

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,003	$3,865

	Years Ended December 31,
	2023	2022
Cash provided by operating activities (GAAP)	$16,667	$2,832
Capital expenditures(2)	(1,393)	(1,144)
Adjusted FCF (non-GAAP)	$15,274	$1,688

Our Proportionate Share of Adjusted FCF (non-GAAP)(1)	$2,091	$(95)
FOOTNOTES:
(1)Amounts based on our ownership percentage of our Co-Investments as of the end of the periods presented. As of December 31, 2023 and 2022, we owned approximately 13%, 8% and 16% of Milton, Resolution Economics and Blue Ridge, respectively.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen public health crises, natural disasters and geopolitical events, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. Some of our portfolio companies have experienced supply chain related disruptions from time to time. In some instances, strategic decisions to hold more inventory have been made as a result of ongoing supply chain related disruptions. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of December 31, 2023 and 2022, we had approximately $134.5 million and $36.8 million, respectively, of cash. Information related to the year ended December 31, 2021 is included in our Form 10-K filed with the SEC on March 29, 2023.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $245.8 million and $184.9 million in net proceeds during the years ended December 31, 2023 and 2022, respectively, from the Public Offerings, which excludes approximately $12.8 million and $8.3 million raised through our distribution reinvestment plan during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had approximately 819 million authorized common shares remaining for sale.

Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $21.1 million and $22.1 million, during the years ended December 31, 2023 and 2022, respectively.
The decrease in operating cash flows (excluding amounts related to investment activity) for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily attributable to (i) an increase in amounts paid to related parties of approximately $12.1 million, (ii) an increase in third-party operating expenses, net of changes in liabilities, of approximately $0.7 million and (iii) offset by an increase in interest income of approximately $10.2 million.
Borrowings. We did not borrow any amounts during the years ended December 31, 2023 and 2022. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 8. “Financial Statements and Supplementary Data” for additional information regarding the 2022 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $243.2 million and $89.4 million of cash to purchase portfolio company investments during the years ended December 31, 2023 and 2022, respectively. Additionally, we used net cash of approximately $109.3 million and $105.4 million to invest in U.S. Treasury bills during the years ended December 31, 2023 and 2022. Our U.S. Treasury bills held at December 31, 2022 matured in January 2023 and we reinvested the proceeds from the redemptions in additional U.S. Treasury bills. No U.S. Treasury bills were held at December 31, 2023.
Distributions. We paid distributions to our shareholders of approximately $17.3 million and $15.2 million (which excludes distributions reinvested of approximately $12.8 million and $8.3 million, respectively) during the years ended December 31, 2023 and 2022, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $18.0 million and $18.7 million during the years ended December 31, 2023 and 2022, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million and $0.2 million in deferred financing costs during the years ended December 31, 2023 and 2022, respectively.
Reimbursement of Expense Support. During the year ended December 31, 2023, we reimbursed the Manager and Sub-Manager approximately $2.4 million for Expense Support received in previous years. The Manager and Sub-Manager have provided approximately $0.6 million of Expense Support that had not been reimbursed as of December 31, 2023, of which approximately $0.6 million was accrued as of December 31, 2023 and paid in January 2024. Expense Support is received or Expense Support reimbursement is paid annually in arrears. As of December 31, 2023, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support in excess of amounts accrued are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the years ended December 31, 2023 and 2022 (twelve record dates). The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects total distributions declared during the years ended December 31, 2023 and 2022 (in thousands expect per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested	Range of Distribution Rates(3)
Year ended December 31, 2023	$30,063	$12,759	$17,304	2.8% - 3.8%
Year ended December 31, 2022	21,911	7,794	14,117	2.9% - 4.0%
FOOTNOTES:
(1)    Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 - December 31, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 - December 31, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

(3)    Represents the range of monthly distribution rates during the period, measured on the dollar value of distributions per share class as a percentage of the respective share class public offering price.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	Percentage(1)	Amount	Percentage (1)
Net investment income before reimbursement of Expense Support	$23,110	133.5%	$19,165	135.7%
Reimbursement of Expense Support	(644)	(3.7)	(2,449)	(17.3)
Net investment income	$22,466	129.8%	$16,716	118.4%
Cash distributions declared, net of distributions reinvested(2)	$17,304	100.0%	$14,117	100.0%
 FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $12,759 and $7,794 of distributions reinvested pursuant to our distribution reinvestment plan during the years ended December 31, 2023 and 2022, respectively.
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
During the years ended December 31, 2023 and 2022, we received requests for the repurchase of approximately $23.8 million and $20.5 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following table summarizes the shares repurchased during the years ended December 31, 2023 and 2022 (in thousands except per share data):

	Years Ended December 31,
	2023			2022
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	65	$2,309	$35.75	315	$10,493	$33.31
Class A	127	4,187	33.03	24	738	31.36
Class T	69	2,270	33.13	11	338	31.28
Class D	40	1,318	32.73	30	952	31.35
Class I	391	13,098	33.44	250	7,998	31.95
Class S	17	624	36.45	1	28	33.74
Total	709	$23,806	$33.58	631	$20,547	$32.57

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Through December 31, 2023, we had acquired equity and debt investments in 13 portfolio companies using the net proceeds from our Offerings. As of December 31, 2023 and 2022, the fair value of our portfolio company investments totaled approximately $876.8 million and $588.8 million, respectively. Additionally, at December 31, 2022, we had invested in U.S. Treasury bills with a fair value of $106.2 million. We did not have any U.S. Treasury bills at December 31, 2023. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments and for information regarding our portfolio companies.
The following table summarizes our operating results for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Total investment income	$59,511	$46,956
Total operating expenses	(36,401)	(27,710)
Reimbursement of expense support	(644)	(2,449)
Net investment income before taxes	22,466	16,797
Income tax expense	—	(81)
Net investment income	22,466	16,716
Net realized gain on investments	4	—
Net change in unrealized appreciation on investments	41,689	41,349
Net increase in net assets resulting from operations	$64,159	$58,065
Investment Income
Investment income consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
From portfolio company investments:
Interest income	$34,172	$26,083
Dividend income	20,190	19,983
From U.S. Treasury bills and cash and cash equivalents:
Interest income	5,149	890
Total investment income	$59,511	$46,956
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, our weighted average annual yield on our accruing debt investments was 14.2% and 15.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily attributable to (i) acquisitions of new portfolio companies during the year ended December 31, 2023 resulting in debt investments of $44.9 million, (ii) additional senior debt investments in existing portfolio companies during the year ended December 31, 2023 of approximately $54.4 million and (iii) receiving a full year of interest income on debt investments acquired in May 2022 of approximately $24.4 million. The increase in interest income resulting from the above transactions was $4.1 million, $2.7 million and $1.3 million, respectively.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During 2023 and 2022, we received dividend income from nine of our portfolio companies.
Our total investment income from portfolio company investments for the year ended December 31, 2023, resulted in cash yields ranging from 3.1% to 20.5% based on our investment cost, as compared to 2.6% to 16.6% for the year ended December 31, 2022.
The increase in interest income from U.S. Treasury bills and cash and cash equivalents is a result of a modest increase in the average investment yield and an increase in the average investment balance driven by the net dollars raised in Public Offerings offset by lower deal volume during the year ended December 31, 2023.

We began investing in U.S. Treasury bills in August 2022 to earn a higher rate of interest on our available cash. For the year ended December 31, 2023, our effective yield on U.S. Treasury bills ranged from 3.4% to 5.0%. For the year ended December 31, 2022 our effective yield on U.S. Treasury bills ranged from 2.1% to 3.9%. We began investing in an IntraFi Cash Service (“ICS”) account in July 2023 with an effective yield of 5.0%.
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
Operating Expenses
Our operating expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Total return incentive fees	$13,506	$11,456
Base management fees	13,208	8,941
Offering expenses	3,419	2,814
Professional services	1,875	1,881
Pursuit costs	1,875	764
Distribution and shareholder servicing fees	1,184	789
Custodian and accounting fees	452	335
General and administrative expenses	480	298
Insurance expense	207	227
Director fees and expenses	195	205
Total operating expenses	36,401	27,710
Reimbursement of Expense Support	644	2,449
Net operating expenses	$37,045	$30,159
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
We incurred total return incentive fees of approximately $13.5 million and $11.5 million during the years ended December 31, 2023 and 2022, respectively. The increase in total return incentive fees during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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

We incurred base management fees of approximately $13.2 million and $8.9 million during the years ended December 31, 2023 and 2022, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $738.2 million and $530.0 million during the years ended December 31, 2023 and 2022, respectively.
Offering Expenses
Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on our consolidated statements of assets and liabilities as deferred offering expenses and expensed to our consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We incurred offering expenses of approximately $3.4 million and $2.8 million during the years ended December 31, 2023 and 2022, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $1.9 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively. The increase in pursuit costs during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is attributable to third party due diligence work required earlier in the process.
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
We incurred distribution and shareholder servicing fees of approximately $1.2 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively. The increase in distribution and shareholder servicing fees during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $3.2 million and $2.9 million during the years ended December 31, 2023 and 2022, respectively. The increase in other operating expenses during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily attributable to an increase in custodian, accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments.
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
Since inception, we have received cumulative Expense Support of $5.1 million. Expense Support (reimbursement) totaled approximately ($0.6 million) and ($2.4 million) during the years ended December 31, 2023 and 2022, respectively. The actual amount of Expense Support or Expense Support reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. As of December 31, 2023, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support in excess of amounts accrued are not probable under the terms of the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current year related to our Taxable Subsidiaries. During the years ended December 31, 2023 and 2022, we recorded current income tax expense of approximately $0.0 million and $0.1 million, respectively. Additionally, we recorded a provision for deferred taxes on investments of approximately $3.2 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of December 31, 2023 and 2022, three of our equity investments were held in Taxable Subsidiaries.
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023		2022
Tax expense computed at the federal statutory rate	$14,148	21.0%	$12,708	21.0%
State income tax expense net of federal benefit	205	0.3	214	0.4
Benefit of partnership structure	(11,138)	(16.5)	(10,471)	(17.3)
Income tax expense	$3,215	4.8%	$2,451	4.1%
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
The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $60.1 million, offset partially by gross unrealized depreciation on two portfolio companies of approximately $15.2 million during the twelve months ended December 31, 2023. Two portfolio company investments have remained flat due to the recency of investments. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.2 million during the twelve months ended December 31, 2023.

The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on ten portfolio companies of approximately $48.0 million, offset partially by gross unrealized depreciation on one portfolio company of approximately $4.3 million during the twelve months ended December 31, 2022. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.4 million during the twelve months ended December 31, 2022.
Net Assets
During the years ended December 31, 2023 and 2022, the net increase in net assets consisted of the following:

	Years Ended December 31,
	2023	2022
Operations	$64,159	$58,065
Distributions to shareholders	(30,063)	(21,911)
Capital transactions	236,154	172,636
Net increase in net assets	$270,250	$208,790
Operations increased by approximately $6.1 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in operations was primarily due to an increase of approximately $0.3 million in the net change in unrealized appreciation on investments and an increase of approximately $5.8 million in net investment income during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Distributions increased approximately $8.2 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily as a result of an increase in shares outstanding.
Capital share transactions increased approximately $63.5 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due an increase in net proceeds received through our Offerings of approximately $62.3 million and an increase of approximately $4.5 million in amounts received through our distribution reinvestment plan, which was offset partially by an increase in share repurchases of approximately $3.2 million under the Share Repurchase Program.
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

	YTD Total Return	Three Year Total Return(1)	AAR Since Inception(2)	Cumulative Total Return(2)	Cumulative Total Return Period(2)
Class FA (no sales load)	8.5%	35.8%	14.4%	84.8%	Feb. 7, 2018 – Dec. 31, 2023
Class FA (with sales load)	1.5%	26.9%	12.3%	72.8%	Feb. 7, 2018 – Dec. 31, 2023
Class A (no sales load)	7.5%	31.5%	12.5%	71.9%	Apr. 10, 2018 – Dec. 31, 2023
Class A (with sales load)	(1.7)%	20.3%	10.0%	57.3%	Apr. 10, 2018 – Dec. 31, 2023
Class I	7.5%	31.8%	12.9%	73.8%	Apr. 10, 2018 – Dec. 31, 2023
Class T (no sales load)	6.8%	29.1%	11.1%	62.1%	May. 25, 2018 – Dec. 31, 2023
Class T (with sales load)	1.8%	22.9%	9.7%	54.4%	May. 25, 2018 – Dec. 31, 2023
Class D	7.4%	31.5%	11.5%	63.6%	Jun. 26, 2018 – Dec. 31, 2023
Class S (no sales load)	9.0%	38.3%	14.9%	56.0%	Mar. 31, 2020 – Dec. 31, 2023
Class S (with sales load)	5.1%	33.5%	13.5%	50.5%	Mar. 31, 2020 – Dec. 31, 2023
 FOOTNOTES:
(1)     For the period from January 1, 2021 to December 31, 2023.
(2)    For the period from the date the first share was issued for each respective share class to December 31, 2023. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of this Annual Report, including the negative impacts from public health crises, natural disasters and geopolitical events.
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

Hedging Activities
As of December 31, 2023, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2023, all of our portfolio company investments were categorized as Level 3.
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
Our board of directors is responsible for determining in good faith the fair value of the Company’s Level 3 investments in accordance with the valuation policy and procedures approved by the board of directors, based on, among other factors, the input of the Manager, the Sub-Manager, our audit committee, and the independent third-party valuation firm. The determination of the fair value of our Level 3 assets requires judgment, which include assets for which market prices are not available. For most of our assets, market prices will not be available. Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, the fair value of the assets may differ significantly from the values that would have been used had a readily available market value existed for such assets, and the differences could be material. Because the calculation of our net asset value is based, in part, on the fair value of our assets, our calculation of net asset value is subjective and could be adversely affected if the determinations regarding the fair value of its assets were materially higher than the values that we ultimately realize upon the disposal of such assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of the Company’s Level 3 assets differs materially from the values that were provided by the independent valuation firm.
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

We had not borrowed any money as of December 31, 2023. However, to the extent that we borrow money to make investments, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At December 31, 2023, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

Item 8.         Financial Statements and Supplementary Data

CNL STRATEGIC CAPITAL, LLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CNL Strategic Capital, LLC
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter
At December 31, 2023, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $876,843 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the valuation methodologies and techniques outlined in Notes 2 and 4 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation techniques (i.e., market approach, income approach or transaction approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples and discount rates.

Auditing the fair value of the Company’s Level 3 investments involved a high degree of auditor judgment and extensive audit effort, as changes in the valuation techniques or significant unobservable inputs and assumptions could have a significant effect on the fair value measurements of the Level 3 investments.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design of the Company’s controls over the investment valuation process, including controls over management’s assessment of the valuation techniques and significant unobservable inputs and assumptions used in determining the fair value measurements of the Level 3 investments.

Our audit procedures included, among others, evaluating the Company’s valuation techniques, testing the significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments, and testing the mathematical accuracy of the Company’s valuation calculations. For a sample of the Company’s Level 3 investments, and in some cases, with the involvement of our valuation specialists, we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using portfolio company financial information, which we compared to confirmations obtained from the portfolio companies, agreements, or underlying source documents provided to the Company, such as portfolio company financial statements, and available market information from third-party sources, such as market multiples. In developing our independent fair value estimates, we considered the impact of current economic conditions on trends in portfolio company financial information and the resulting fair value estimates. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuations.

s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Orlando, Florida
March 27, 2024

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $719,976 and $476,901, respectively)	$876,843	$588,837
U.S. Treasury bills (amortized cost of $— and $106,216, respectively)	—	106,242
Total investments at fair value	876,843	695,079
Cash and cash equivalents	134,453	36,837
Receivable for shares sold	1,411	—
Prepaid expenses and other assets	440	627
Total assets	1,013,147	732,543
Liabilities
Due to related parties (Note 5)	15,787	15,609
Payable for shares repurchased	8,224	2,368
Deferred tax liabilities, net	7,462	4,247
Accounts payable and other accrued expenses	2,325	1,220
Total liabilities	33,798	23,444
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,179 and 4,244 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 5,328 and 2,245 shares issued, respectively; 5,152 and 2,195 shares outstanding, respectively	5	2
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,179 and 2,458 shares issued, respectively; 2,629 and 2,343 shares outstanding, respectively	3	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 2,714 and 1,999 shares issued, respectively; 2,632 and 1,957 shares outstanding, respectively	3	2
Class I Common shares, $0.001 par value, 94,660 shares authorized; 12,846 and 9,131 shares issued, respectively; 12,095 and 8,772 shares outstanding, respectively	12	9
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,748 and 1,765 shares outstanding, respectively	2	2
Capital in excess of par value	851,529	615,383
Distributable earnings	127,791	93,695
Total Members’ Equity	$979,349	$709,099

Net asset value per share:
Class FA	$36.67	$34.90
Class A	$33.57	$32.45
Class T	$33.64	$32.46
Class D	$33.31	$32.11
Class I	$34.06	$32.88
Class S	$37.25	$35.39
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Investment Income
From portfolio company investments:
Interest income	$34,172	$26,083
Dividend income	20,190	19,983
From U.S. Treasury bills and cash accounts:
Interest income	5,149	890
Total investment income	59,511	46,956
Operating Expenses
Total return incentive fees	13,506	11,456
Base management fees	13,208	8,941
Offering expenses	3,419	2,814
Professional services	1,875	1,881
Pursuit costs	1,875	764
Distribution and shareholder servicing fees	1,184	789
Custodian and accounting fees	452	335
General and administrative expenses	480	298
Insurance expense	207	227
Director fees and expenses	195	205
Total operating expenses	36,401	27,710
Reimbursement of expense support	644	2,449
Net operating expenses	37,045	30,159
Net investment income before taxes	22,466	16,797
Income tax expense	—	(81)
Net investment income	22,466	16,716
Net realized gain on investments:
U.S. Treasury bills	4	—
Net change in unrealized appreciation on investments:
Portfolio company investments	44,930	43,693
U.S. Treasury bills	(26)	26
Provision for deferred taxes on investments	(3,215)	(2,370)
Total net change in unrealized appreciation on investments	41,689	41,349
Net increase in net assets resulting from operations	$64,159	$58,065

Net increases in net assets resulting from operations per share
Class FA	$3.02	$3.53
Class A	$2.37	$2.92
Class T	$2.18	$2.80
Class D	$2.33	$2.89
Class I	$2.43	$2.95
Class S	$3.11	$3.80

Weighted average shares outstanding
Class FA	4,223	4,378
Class A	3,426	1,787
Class T	2,606	1,906
Class D	2,282	1,371
Class I	10,547	6,864
Class S	1,761	1,766
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2021	15,814	$16	$442,752	$57,541	$500,309
Net investment income	—	—	—	16,716	16,716
Net change in unrealized appreciation on investments	—	—	—	41,349	41,349
Distributions to shareholders	—	—	—	(21,911)	(21,911)
Issuance of common shares through the Public Offerings	5,833	6	184,884	—	184,890
Issuance of common shares through distribution reinvestment plan	260	—	8,293	—	8,293
Repurchase of common shares pursuant to share repurchase program	(631)	(1)	(20,546)	—	(20,547)
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	22,466	22,466
Net realized gain on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	41,689	41,689
Distributions to shareholders	—	—	—	(30,063)	(30,063)
Issuance of common shares through the Public Offerings	7,483	8	247,193	—	247,201
Issuance of common shares through distribution reinvestment plan	385	—	12,759	—	12,759
Repurchase of common shares pursuant to share repurchase program	(709)	—	(23,806)	—	(23,806)
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
Operating Activities:
Net increase in net assets resulting from operations	$64,159	$58,065
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(243,241)	(89,384)
Proceeds from return of capital on portfolio company investments	165	237
Purchases of investments in U.S. Treasury bills	(876,977)	(399,988)
Proceeds from redemptions/sales of U.S. Treasury bills	986,312	294,606
Net realized gain on investments	(4)	—
Net change in unrealized appreciation on investments, excluding deferred taxes	(44,904)	(43,719)
Accretion of discounts	(3,115)	(834)
Increase in net due to related parties	178	5,687
Increase in accounts payable and other accrued expenses	1,105	559
Increase in deferred tax liabilities, net	3,215	2,370
Increase in prepaid expenses and other assets	312	(416)
Other operating activities	—	133
Net cash used in operating activities	(112,795)	(172,684)
Financing Activities:
Proceeds from issuance of common shares	245,790	184,890
Payment on repurchases of common shares	(17,950)	(18,688)
Distributions paid, net of distributions reinvested	(17,304)	(15,184)
Deferred financing costs	(125)	(201)
Net cash provided by financing activities	210,411	150,817
Net increase (decrease) in cash	97,616	(21,867)
Cash and cash equivalents, beginning of period	36,837	58,704
Cash and cash equivalents, end of period	$134,453	$36,837
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$606
Supplemental disclosure of non-cash financing activities:
Distributions reinvested	$12,759	$8,293
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$92	$331
Payable for shares repurchased	$8,224	$2,368

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Notes – First Lien – 20.5%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Lawn Doctor, Inc.	Commercial and Professional Services	(3)	2/7/2025	29,490	29,490	29,490
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC	Engineered Products	(3)	5/6/2029	24,875	24,875	24,875
Total Senior Secured Notes – First Lien					200,816	200,816
Senior Secured Notes – Second Lien – 7.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					$276,158	$276,158

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023 (CONTINUED)
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Equity – 61.3%
ATA Holding Company, LLC(4)	Real Estate Services			$37,985	$37,125	$32,376
Auriemma U.S. Roundtables(4)	Information Services and Advisory Solutions			33,094	33,476	58,964
Blue Ridge ESOP Associates	Business Services			11,489	12,793	22,926
Clarion Safety Systems, LLC(4)	Visual Safety Solutions			57,368	57,189	60,451
Douglas Machines Corp.(4)	Sanitation Products			35,500	35,500	43,379
Healthcare Safety Holdings, LLC(4)	Healthcare Supplies			17,320	17,320	44,988
Lawn Doctor, Inc.(4)	Commercial and Professional Services			7,746	27,611	75,165
Milton Industries Inc.	Engineered Products			6,647	6,647	20,982
Polyform Products, Co.(4)	Hobby Goods and Supplies			10,820	15,599	15,964
Resolution Economics, LLC	Business Services			7,666	8,081	15,189
Sill Holdings, LLC(4)	Business Services			58,549	58,549	58,549
Tacmed Holdings, LLC(4)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC(4)	Engineered Products			56,928	56,928	74,752
Total Equity					443,818	600,685
TOTAL INVESTMENTS – 89.5%					$719,976	$876,843
OTHER ASSETS IN EXCESS OF LIABILITIES – 10.5%						102,506
NET ASSETS – 100.0%						$979,349

FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of December 31, 2023, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at December 31, 2023 was 5.34%.
(4)    As of December 31, 2023, the Company owned a controlling interest in this portfolio company.

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Notes – First Lien – 14.3%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Total Senior Secured Notes – First Lien					101,600	101,600
Senior Secured Notes – Second Lien – 10.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes - Second Lien					75,342	75,342
Total Senior Secured Notes					$176,942	$176,942
Equity – 58.1%
ATA Holding Company, LLC(3)	Real Estate Services			37,985	$37,125	$38,406
Auriemma U.S Roundtables(3)	Information Services and Advisory Solutions			32,386	32,386	46,187
Blue Ridge ESOP Associates	Business Services			11,489	12,793	20,334
Clarion Safety Systems, LLC(3)	Visual Safety Solutions			50,562	50,756	51,609
Douglas Machines Corp.(3)	Sanitation Products			35,500	35,500	37,338
Healthcare Safety Holdings, LLC(3)	Healthcare Supplies			17,320	17,320	33,865
Lawn Doctor, Inc.(3)	Commercial and Professional Services			7,746	27,776	66,028
Milton Industries, Inc.	Engineered Products			6,647	6,647	15,203
Polyform Products, Co.(3)	Hobby Goods and Supplies			10,820	15,599	25,105
Resolution Economics, LLC	Business Services			7,166	7,129	13,793
Vektek Holdings, LLC (3)	Engineered Products			56,928	56,928	64,027
Total Equity					299,959	411,895
Total Portfolio Company Investments - 83.0%					$476,901	$588,837

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022 (CONTINUED)
(in thousands, except share data)

	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Other Investments - 15.0%
U.S. Treasury bills	Zero Coupon	1/3/2023	$88,235	$88,210	$88,235
U.S. Treasury bills	Zero Coupon	1/24/2023	18,047	18,006	18,007
Total Other Investments				106,216	106,242
TOTAL INVESTMENTS–98.0%				$583,117	$695,079
OTHER ASSETS IN EXCESS OF LIABILITIES–2.0%					14,020
NET ASSETS–100.0%					$709,099

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
FOR THE YEAR ENDED DECEMBER 31, 2023

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
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Risks and Uncertainties
The Company's portfolio companies and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where the portfolio companies are located and operate. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Israel and Hamas and Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and 2023 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and money market funds at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
As of December 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $73.1 million which represents 7.2% of total assets. The Company did not hold cash equivalents as of December 31, 2022. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as the net asset values are readily available and represent the prices of active trading in the market.
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
FOR THE YEAR ENDED DECEMBER 31, 2023
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls will be determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each asset. U.S. Treasury bills are classified as Level 1 assets and are recorded at fair value based on the average of the bid and ask quotes for identical instruments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Original issue discounts (“OID”) on U.S. Treasury bills are reflected in the initial cost basis and the Company accretes such amounts as interest income over the term of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts.
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
FOR THE YEAR ENDED DECEMBER 31, 2023
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
The following table reflects class-specific expenses by share class during the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,062	$2,104	$1,579	$1,388	$6,568	$507
Total return incentive fees	1,403	2,177	1,421	1,360	6,537	608
Offering expenses	—	1,208	315	297	1,599	—
Expense support (reimbursement)	610	—	—	—	34	—
Other class-specific expenses (1)	34	91	880	400	187	24

	Year Ended December 31, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,144	$1,050	$1,156	$823	$4,245	$522
Total return incentive fees	1,719	1,350	1,377	1,046	5,218	746
Offering expenses	—	326	378	444	1,667	—
Expense support (reimbursement)	1,393	278	—	—	778	—
Other class-specific expenses (1)	32	73	617	229	102	59
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.
Income and expenses which are not class-specific are allocated monthly pro rata among the share classes based on shares outstanding as of the end of the month.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
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
During the years ended December 31, 2023 and 2022, the Company did not incur any material interest or penalties. Tax years 2020 and forward remain subject to examination by taxing authorities.
Recently Issued Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements, however, we do not expect a material impact to our consolidated financials statements as ASU 2023-07 results in additional disclosure only.
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
3. Investments
During the year ended December 31, 2023, the Company invested approximately $180.4 million in two new portfolio companies, TacMed and Sill, through a combination of debt and equity investments, in additional equity investments in Roundtables, Resolution Economics and Clarion totaling approximately $8.5 million in the aggregate and in additional senior debt investments in Lawn Doctor and Vektek totaling approximately $54.3 million in the aggregate.
As of December 31, 2023, the Company held no short-term U.S. Treasury bills.
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
Additionally, during the year ended December 31, 2022, the Company began investing in short-term U.S. Treasury bills.
The Company’s investment portfolio is summarized as follows as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$200,816	$200,816	22.9%	20.5%
Second lien	75,342	75,342	8.6	7.7
Total senior secured debt	276,158	276,158	31.5	28.2
Equity	443,818	600,685	68.5	61.3
Total investments	$719,976	$876,843	100.0%	89.5%

	As of December 31, 2022
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$101,600	$101,600	14.6%	14.3%
Second lien	75,342	75,342	10.8	10.6
Total senior secured debt	176,942	176,942	25.4	24.9
Equity	299,959	411,895	59.3	58.1
U.S. Treasury bills	106,216	106,242	15.3	15.0
Total investments	$583,117	$695,079	100.0%	98.0%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.2% and have weighted average remaining years to maturity of 4.0 years as of December 31, 2023. The note purchase agreements contain customary covenants and events of default. As of December 31, 2023, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of December 31, 2023 and 2022, none of the Company’s debt investments were on non-accrual status.
The Company’s investments in U.S. Treasury bills do not accrue interest. The Company purchases U.S. Treasury bills at a discount and accretes such amounts as interest income over the term of the respective security using the effective interest method. The effective yield on the Company’s investments in U.S. Treasury bills during the year ended December 31, 2023 ranged from 3.4% to 5.0%. The effective yield on the Company’s investments in U.S. Treasury bills during the year ended December 31, 2022 ranged from 2.1% to 3.9%.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of December 31, 2023 and 2022 were as follows:

	As of December 31,
Industry	2023	2022
Healthcare Supplies	20.0%	9.9%
Engineered Products	16.9	18.2
Commercial and Professional Services	13.6	13.8
Business Services	13.5	6.7
Visual Safety Solutions	9.5	12.6
Information Services and Advisory Solutions	8.3	10.2
Real Estate Services	7.9	12.8
Sanitation Products	6.7	8.9
Hobby Goods and Supplies	3.6	6.9
Total	100.0%	100.0%
All investment positions held as of December 31, 2023 and 2022 were denominated in U.S. dollars and located in the United States based on their country of domicile.
Summarized Portfolio Company Financial Information
The following tables present audited summarized operating data for the years ended December 31, 2023 and 2022, and summarized balance sheet data as of December 31, 2023 and December 31, 2022 for the Company’s portfolio companies (in thousands):
Summarized Operating Data

	Year Ended December 31, 2023
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Clarion	Vektek	Tac-Med(1)	Milton	Other(2)
Revenues	$40,996	$16,073	$17,507	$35,575	$48,448	$13,094	$38,608	$32,332	$83,063	$156,676
Expenses	(37,462)	(17,585)	(15,673)	(31,176)	(51,930)	(13,342)	(37,577)	(39,586)	(79,864)	(161,338)
Income (loss) before taxes	3,534	(1,512)	1,834	4,399	(3,482)	(248)	1,031	(7,254)	3,199	(4,662)
Income tax (expense) benefit	(1,059)	440	(602)	(1,319)	—	70	—	1,714	(2,177)	297
Consolidated net income (loss)	2,475	(1,072)	1,232	3,080	(3,482)	(178)	1,031	(5,540)	1,022	(4,365)
Net loss attributable to non-controlling interests	266	—	—	—	—	—	—	—	—	—
Net income (loss)	$2,741	$(1,072)	$1,232	$3,080	$(3,482)	$(178)	$1,031	$(5,540)	$1,022	$(4,365)

	Year Ended December 31, 2022
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Vektek (3)	Milton	Other(4)
Revenues	$38,613	$23,106	$15,403	$36,413	$60,573	$27,402	$13,132	$26,190	$69,588	$93,492
Expenses	(34,818)	(21,141)	(14,458)	(32,905)	(60,178)	(26,781)	(12,171)	(26,513)	(76,035)	(88,961)
Income (loss) before taxes	3,795	1,965	945	3,508	395	621	961	(323)	(6,447)	4,531
Income tax (expense) benefit	(1,407)	(536)	(109)	(982)	—	(74)	(278)	(90)	1,046	290
Consolidated net income (loss)	2,388	1,429	836	2,526	395	547	683	(413)	(5,401)	4,821
Net loss attributable to non-controlling interests	213	—	—	—	—	—	—	—	—	—
Net income (loss)	$2,601	$1,429	$836	$2,526	$395	$547	$683	$(413)	$(5,401)	$4,821

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
Summarized Balance Sheet Data

	As of December 31, 2023
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Clarion	Vektek	TacMed	Milton	Other(2)
Current assets	$10,359	$7,601	$2,376	$11,476	$7,381	$5,049	$14,846	$22,128	$32,440	$64,297
Non-current assets	89,666	25,515	59,192	33,509	81,860	75,368	99,254	92,209	107,726	465,476
Current liabilities	7,484	1,111	5,071	4,955	5,668	1,405	2,182	4,206	8,230	52,203
Non-current liabilities	62,530	20,830	19,399	27,158	42,267	22,675	49,625	35,345	80,585	222,708
Non-controlling interest	246	—	—	—	—	—	—	—	—	—
Stockholders’ equity	29,765	11,175	37,098	12,872	41,306	56,337	62,293	74,786	51,351	254,862
Ownership percentage(5)	61%	87%	81%	75%	75%	96%	84%	95%	13%	(6)

	As of December 31, 2022
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Douglas	Clarion	Vektek	Milton	Other(4)
Current assets	$12,412	$9,532	$2,455	$11,780	$7,219	$11,650	$3,399	$14,832	$28,894	$60,887
Non-current assets	91,900	27,263	59,865	36,414	88,340	47,614	69,685	101,917	81,520	300,986
Current liabilities	8,476	1,463	2,461	4,160	6,834	5,431	457	2,536	6,614	36,853
Non-current liabilities	63,013	21,484	21,714	27,783	43,915	15,939	22,500	48,654	74,434	164,579
Non-controlling interest	512	—	—	—	—	—	—	—	—	—
Stockholders’ equity	32,311	13,848	38,145	16,251	44,810	37,894	50,127	65,559	29,366	160,441
Ownership percentage(5)	61%	87%	81%	75%	75%	90%	98%	84%	13%	(6)
 FOOTNOTES:
(1)    Summarized operating data presented for TacMed is for the period from March 24, 2023 (the date the Company acquired its investments in TacMed) to December 31, 2023.
(2)    Includes aggregate summarized financial information for the Company’s co-investments (Resolution Economics and Blue Ridge) in which the Company owns a minority equity interest and Douglas and Sill, which is presented for the period from October 20, 2023 (the date the Company acquired its investments in Sill) to December 31, 2023, each of which was individually less than 10% significance for the periods presented.
(3)    Summarized operating data presented for Vektek is for the period from May 6, 2022 (the date the Company acquired its investments in Vektek) to December 31, 2022.
(4)    Includes aggregate summarized financial information for the Company’s co-investments (Resolution Economics and Blue Ridge) in which the Company owns a minority equity interest, each of which was individually less than 10% significance for the periods presented. Summarized financial information for Resolution Economics is reported on a one-month lag.
(5)    Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(6)    As of December 31, 2023 and 2022, the Company owned approximately 8% of Resolution Economics, 16% of Blue Ridge and 90% of Douglas. As of December 31, 2023, the Company owned approximately 99% of Sill.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023				As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$276,158	$276,158	$—	$—	$176,942	$176,942
Equity	—	—	600,685	600,685	—	—	411,895	411,895
U.S. Treasury bills	—	—	—	—	106,242	—	—	106,242
Total investments	$—	$—	$876,843	$876,843	$106,242	$—	$588,837	$695,079

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2023 and 2022 were as follows (in thousands):

As of December 31, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$276,158	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Equity	600,685	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Total	$876,843

As of December 31, 2022
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$176,942	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13x (10.8x)	Decrease Increase Increase
Equity	411,895	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	9.8% – 13.8% (11.6%) 6.5x – 13.2x (9.8x) 6.5x – 13x (10.8x)	Decrease Increase Increase
Total	$588,837
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2023 and 2022. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	99,341	144,025	243,366
Principal repayments	(125)	—	(125)
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	44,930	44,930
Fair value balance as of December 31, 2023	$276,158	$600,685	$876,843
Change in net unrealized appreciation on investments held as of December 31, 2023(2)	$—	$44,930	$44,930

	Year Ended December 31, 2022
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2022	$152,542	$303,455	$455,997
Additions	24,400	64,984	89,384
Return of capital(1)	—	(237)	(237)
Net change in unrealized appreciation(2)	—	43,693	43,693
Fair value balance as of December 31, 2022	$176,942	$411,895	$588,837
Change in net unrealized appreciation on investments held as of December 31, 2022(2)	$—	$43,693	$43,693
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
Managing Dealer
Commissions — The Company pays CNL Securities Corp. (the “Managing Dealer”), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Folow-On Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
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
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $3.4 million and $2.8 million in organization and offering costs based on actual amounts raised through the Public Offerings during the years ended December 31, 2023 and 2022, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $13.2 million and $8.9 million during the years ended December 31, 2023 and 2022, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $13.5 million and $11.5 million during the years ended December 31, 2023 and 2022, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. With respect to the calculation of Total Returns to Shareholders, the following table provides the applicable High Water Marks for the years ended December 31, 2023 and 2022:

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
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Since inception, the Company has received cumulative Expense Support from the Manager and Sub-Manager of approximately $5.1 million. During the years ended December 31, 2023 and 2022, the Company accrued reimbursement of Expense Support due to the Manager and Sub-Manager of approximately $0.6 million and $2.4 million, respectively. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.
The following table summarizes annual Expense Support received, Expense Support reimbursed, and the remaining Expense Support that may become reimbursable, subject to the conditions of reimbursement defined in the Expense Support and Conditional Reimbursement Agreement, as of December 31, 2023 (in thousands):

For the Year Ended	Amount of Expense Support Received	Expense Support Reimbursed(1)	Unreimbursed Expense Support Subject to Reimbursement(2)	Reimbursement Eligibility Expiration
December 31, 2018	$390	$(353)	$—	(3)
December 31, 2019	1,372	(1,339)	—	(3)
December 31, 2020	3,301	(3,232)	69	March 31, 2024
	$5,063	$(4,924)	$69
 FOOTNOTES:
(1)    Includes approximately $644 and $2,449 accrued as of December 31, 2023 and 2022, respectively, which were paid to the Manager and Sub-Manager in January 2024 and 2023, respectively. Expense support reimbursement is calculated by share class and subject to limitations as defined in the Expense Support and Conditional Reimbursement Agreement described above.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
(2)    Management believes that additional reimbursement by the Company to the Manager and Sub-Manager related to the year ended December 31, 2020 is not probable under the terms of the Expense Support and Conditional Reimbursement Agreement as of December 31, 2023.
(3)    Unreimbursed amounts of $37 and $33 related to the years ended December 31, 2018 and 2019, respectively, will not be reimbursed in future periods.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of December 31, 2023 and 2022. These individuals and entities received distributions from the Company of approximately $0.5 million during the years ended December 31, 2023 and 2022.
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the years ended December 31, 2023 and 2022 are summarized below (in thousands):

		Years Ended December 31,
Related Party	Source Agreement & Description	2023	2022
Managing Dealer	Managing Dealer Agreement: Commissions	$2,712	$1,799
	Dealer manager fees	782	933
	Distribution and shareholder servicing fees	1,184	789
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	3,383	2,814
	Base management fees(1)	13,208	8,941
	Total return incentive fees(1)	13,506	11,456
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Reimbursement of Expense Support	644	2,449
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	91	84
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	1,875	764
 FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable. There was no Expense Support recorded for the years ended December 31, 2023 and 2022.
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
The following table presents amounts due to related parties as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Total return incentive fees	$13,506	$11,456
Reimbursement of expense support	644	2,449
Base management fees	1,338	864
Offering expenses	92	331
Distribution and shareholder servicing fees	106	84
Reimbursement of third-party operating expenses and pursuit costs	101	425
Total due to related parties	$15,787	$15,609

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the years ended December 31, 2023 and 2022. The Company’s distributions declared prior to December 2022 were paid on a monthly basis one month in arrears. The Company’s distributions declared beginning in December 2022 are paid in the same month as the declared record date. The following table reflects the total distributions declared during the years ended December 31, 2023 and 2022 (in thousands except per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2023	$30,063	$12,759	$17,304
Year ended December 31, 2022	21,911	7,794	14,117
FOOTNOTES:
(1)     The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2023 - December 31, 2023	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2022 - December 31, 2022	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Years Ended December 31,
	2023		2022
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$22,466	74.7%	$16,716	76.3%
Distributions in excess of net investment income(2)	7,597	25.3	5,195	23.7
Total distributions declared	$30,063	100.0%	$21,911	100.0%
FOOTNOTES:
(1)     Net investment income includes reimbursement of Expense Support of $644 and $2,449 for the years ended December 31, 2023 and 2022, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In December 2023, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 26, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2023, the public offering price was $36.31 per Class A share, $35.14 per Class T share, $32.99 per Class D share and $33.70 per Class I share.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the years ended December 31, 2023 and 2022 (in thousands except per share data):

	Year Ended December 31, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,628	$88,844	$(2,433)	$86,411	89	$2,937	2,717	$89,348	$32.89
Class T	669	22,975	(1,061)	21,914	53	1,755	722	23,669	32.82
Class D	669	21,758	—	21,758	46	1,510	715	23,268	32.55
Class I	3,517	117,118	—	117,118	197	6,557	3,714	123,675	33.29
	7,483	$250,695	$(3,494)	$247,201	385	$12,759	7,868	$259,960	$33.05

	Year Ended December 31, 2022
	Proceeds from Public Offerings				Distributions Reinvested(1)		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(2)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	641	$21,727	$(1,572)	$20,155	58	$1,842	699	$21,997	$31.46
Class T	763	25,194	(1,160)	24,034	41	1,281	804	25,315	31.49
Class D	949	29,600	—	29,600	29	940	978	30,540	31.19
Class I	3,480	111,101	—	111,101	132	4,230	3,612	115,331	31.92
	5,833	$187,622	$(2,732)	$184,890	260	$8,293	6,093	$193,183	$31.70

FOOTNOTES:
(1)Amounts are based on distribution reinvestment date. Distributions declared prior to distributions declared in December 2022 were paid or reinvested one month in arrears. Distributions are reinvested in the month they are declared beginning with distributions declared in December 2022.
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
During the year ended December 31, 2023, the Company received requests for the repurchase of approximately $23.8 million of the Company’s common shares. The Company’s board of directors approved the repurchase requests received for the year ended December 31, 2023. During the year ended December 31, 2022, the Company received requests for the repurchase of approximately $20.5 million of the Company’s common shares, which did not exceed amounts available for repurchase under the Share Repurchase Program.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The following table summarizes the shares repurchased during the years ended December 31, 2023 and 2022 (in thousands except per share data):

	Years Ended December 31,
	2023			2022
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	65	$2,309	$35.75	315	$10,493	$33.31
Class A	127	4,187	33.03	24	738	31.36
Class T	69	2,270	33.13	11	338	31.28
Class D	40	1,318	32.73	30	952	31.35
Class I	391	13,098	33.44	250	7,998	31.95
Class S	17	624	36.45	1	28	33.74
Total	709	$23,806	$33.58	631	$20,547	$32.57
As of December 31, 2023 and 2022, the Company had a payable for shares repurchased of approximately $8.2 million and $2.4 million, respectively.
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
During the year ended December 31, 2023, approximately 367,000 Class T shares were converted to approximately 367,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2022, approximately 59,000 Class T shares were converted to approximately 59,000 Class A shares at an average conversion rate of 1.00.
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
In August 2022, the Company entered into a loan agreement (the “2022 Loan Agreement”) and related promissory note with First Horizon Bank for a $50.0 million revolving line of credit (the “2022 Line of Credit”). In connection with the 2022 Loan Agreement, the Company was required to pay a total commitment fee to First Horizon Bank of $0.25 million, which was paid in 2022.
The Company was required to pay a fee to First Horizon with each advance under the 2022 Line of Credit in the amount equal to 0.05% of the amount of each borrowing. The Company was also required to pay interest on the borrowed amount at a rate per year equal to the 30-day Secured Overnight Financing Rate (“SOFR”) plus 2.75%. Interest payments were due monthly in arrears. Furthermore, the Company was required to pay a quarterly unused line fee when the average outstanding balance of the 2022 Line of Credit was less than $25.0 million. Unused line fees were due quarterly in arrears.
The Company could prepay, without penalty, all or any part of the borrowings under the 2022 Loan Agreement at any time and such borrowings were required to be repaid within 180 days of the borrowing date. Under the 2022 Loan Agreement, the Company was required to comply with certain covenants including the provision of financial statements on a quarterly basis, a restriction from incurring any debt, and restrictions on the transfer and sale of assets held by certain subsidiaries. Additionally, the Company had a covenant related to its fair market value of investments as a multiple of borrowings outstanding.
In connection with the 2022 Loan Agreement, the Company entered into a pledge and security agreement (“2022 Pledge Agreement”) in favor of the lender under the 2022 Line of Credit. Under the 2022 Pledge Agreement, the Company was required to contribute proceeds from the Follow-On Public Offering to pay down the outstanding debt to the extent there were any borrowings outstanding under the 2022 Loan Agreement.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
The 2022 Line of Credit was available for advances through August 2023 and the Company extended the 2022 Line of Credit through December 2023. The 2022 Line of Credit was expired as of December 31, 2023.
In February 2024, CNL Strategic Capital B, Inc. (“Borrower”), a wholly-owned subsidiary of the Company and Valley National Bank, entered into a Revolving Loan Agreement (the “2024 Loan Agreement”) for a $50.0 million revolving line of credit (the “2024 Line of Credit”). Unless extended, the Line of Credit has a maturity date of February 15, 2025. In connection with the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.16 million. The Borrower is required to pay interest on any borrowed amounts under the 2024 Line of Credit at a rate per year equal to the 1-Month Term secured overnight financing rate (“SOFR”) plus 2.75%. Interest payments are due on the first calendar day of the month in arrears. Furthermore, the Borrower is required to pay a quarterly unused borrowing fee at an annual rate of 0.15% on the difference between (i) total 2024 Line of Credit amount and (ii) the aggregate average daily balance of outstanding borrowings under the 2024 Line of Credit during such quarter. The Borrower may prepay, without penalty, all or any part of the borrowings under the 2024 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2024 Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank and restrictions on incurring certain levels of additional debt by the Company.
In February 2024, the Company entered into a Guaranty agreement to act as a guarantor of the Borrower’s outstanding borrowings under the 2024 Loan Agreement (the “Guaranty Agreement”). On February 15, 2024, the Borrower and the Company also entered into a pledge and assignment of bank and deposit accounts (“2024 Pledge Agreement”) in favor of Valley National Bank. Under the 2024 Pledge Agreement, the Company is required to maintain accounts with Valley National Bank, including to contribute proceeds from the Company’s offering, as a pledge of collateral to pay down the outstanding debt to the extent there are any borrowings outstanding under the 2024 Loan Agreement.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$—	$63
State	—	18
Total current tax expense	—	81
Deferred:
Federal	3,010	2,174
State	205	196
Total deferred tax expense	3,215	2,370
Income tax expense	$3,215	$2,451

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Carryforwards for net operating loss	$1,249	$770
Unrealized depreciation on investments	913	—
Other	—	27
Valuation allowance	(1,324)	(60)
Total deferred tax assets	838	737
Deferred tax liabilities:
Unrealized appreciation on investments	(8,300)	(4,984)
Total deferred tax liabilities	(8,300)	(4,984)
Deferred tax liabilities, net	$(7,462)	$(4,247)
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023		2022
Tax expense computed at the federal statutory rate	$14,148	21.0%	$12,708	21.0%
State income tax expense net of federal benefit	205	0.3	214	0.4
Benefit of partnership structure	(11,138)	(16.5)	(10,471)	(17.3)
Income tax expense	$3,215	4.8%	$2,451	4.1%
The Company’s taxable subsidiary entities had net operating loss carryforwards for federal purposes of approximately $4.6 million and $2.8 million as of December 31, 2023 and 2022, respectively, to offset future taxable income. The federal net operating loss carryforwards do not expire.

10. Concentrations of Risk
The Company had nine portfolio companies which met at least one of the significance tests under Rule 4-08(g) of Regulation S-X (the “Significance Tests”) for at least one of the periods presented in the consolidated financial statements.
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2023, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2023 and 2022 (in thousands except per share data):

	Year Ended December 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income, before reimbursement of Expense Support(1)	1.55	0.70	0.56	0.70	0.80	1.50
Expense Support (reimbursement)(1)	(0.14)	—	—	—	—	—
Net investment income(1)	1.41	0.70	0.56	0.70	0.80	1.50
Net realized and unrealized gains, net of taxes(1)(2)	1.61	1.67	1.62	1.63	1.63	1.61
Net increase resulting from investment operations	3.02	2.37	2.18	2.33	2.43	3.11
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25

Net assets, end of period	$153,256	$172,969	$88,416	$87,674	$411,918	$65,116
Average net assets(4)	$150,234	$112,834	$85,790	$74,361	$351,798	$63,606
Shares outstanding, end of period	4,179	5,152	2,629	2,632	12,095	1,748
Distributions declared	$5,281	$4,260	$2,604	$2,562	$13,156	$2,200
Total investment return based on net asset value before total return incentive fee(5)	9.60%	8.80%	8.54%	9.04%	9.24%	9.97%
Total investment return based on net asset value after total return incentive fee(5)	8.53%	7.45%	6.83%	7.38%	7.54%	8.96%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.24%	3.61%	3.79%	3.38%	2.94%	1.34%
Total operating expenses before Expense Support (reimbursement)	2.18%	5.54%	5.45%	5.21%	4.80%	2.30%
Total operating expenses after Expense Support (reimbursement)	2.58%	5.54%	5.45%	5.21%	4.81%	2.30%
Net investment income before total return incentive fee	4.89%	4.06%	3.36%	3.98%	4.25%	5.10%
Net investment income	3.95%	2.13%	1.70%	2.15%	2.40%	4.15%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023

	Year Ended December 31, 2022
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$32.62	$30.78	$30.66	$30.35	$31.18	$32.84
Net investment income before reimbursement of Expense Support(1)	1.65	0.86	0.57	0.66	0.82	1.59
Expense Support (reimbursement)(1)	(0.32)	(0.15)	—	—	(0.12)	—
Net investment income(1)	1.33	0.71	0.57	0.66	0.70	1.59
Net realized and unrealized gains, net of taxes(1)(2)	2.20	2.21	2.23	2.23	2.25	2.21
Net increase resulting from investment operations	3.53	2.92	2.80	2.89	2.95	3.80
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39

Net assets, end of period	$148,111	$71,242	$76,048	$62,844	$288,387	$62,467
Average net assets(4)	$146,773	$56,292	$59,959	$42,716	$219,256	$59,895
Shares outstanding, end of period	4,244	2,195	2,343	1,957	8,772	1,765
Distributions declared	$5,475	$2,230	$1,901	$1,536	$8,562	$2,207
Total investment return based on net asset value before total return incentive fee(5)	12.21%	11.76%	11.26%	11.51%	11.63%	13.13%
Total investment return based on net asset value after total return incentive fee(5)	10.79%	9.69%	9.29%	9.69%	9.66%	11.80%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.34%	3.17%	4.19%	4.13%	3.34%	1.51%
Total operating expenses before Expense Support (reimbursement)	2.51%	5.57%	6.49%	6.58%	5.72%	2.75%
Total operating expenses after Expense Support (reimbursement)	3.46%	6.07%	6.49%	6.58%	6.07%	2.75%
Net investment income before total return incentive fee	5.15%	4.64%	4.12%	4.56%	4.58%	5.92%
Net investment income	3.97%	2.24%	1.83%	2.11%	2.20%	4.67%
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023
13. Subsequent Events
Distributions
In January, February and March 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 26, 2024, March 26, 2024 and April 26, 2024, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2024, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of January 26, 2024, February 27, 2024 and March 28, 2024, respectively. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 26, 2024:
Offering Price, Per Share	$36.69	$35.32	$33.31	$34.06
Selling Commissions, Per Share	2.20	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
Effective February 27, 2024:
Offering Price, Per Share	$36.66	$35.28	$33.28	$34.02
Selling Commissions, Per Share	2.20	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
Effective March 28, 2024:
Offering Price, Per Share	$36.78	$35.38	$33.38	$34.13
Selling Commissions, Per Share	2.21	1.06	—	—
Dealer Manager Fees, Per Share	0.92	0.62	—	—
Capital Transactions
During the period January 1, 2024 through March 22, 2024, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	386	$13,279	$(308)	$12,971	22	$737	408	$13,708	$33.60
Class T	80	2,810	(133)	2,677	9	303	89	2,980	33.48
Class D	69	2,316	—	2,316	9	297	78	2,613	33.50
Class I	495	16,836	—	16,836	39	1,336	534	18,172	34.03
	1,030	$35,241	$(441)	$34,800	79	$2,673	1,109	$37,473	$33.79
Investments
In February 2024, the Company, through its wholly-owned subsidiaries, USAW Strategic Capital EquityCo, LLC and USAW Strategic Capital DebtCo, LLC, made a co-investment in USAW of approximately $10.0 million. The Company’s co-investment is comprised of a minority common equity position of approximately $8.6 million and $1.4 million of senior secured subordinated notes.
Borrowings
In February 2024, the Company entered into the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit. See Note 8. “Borrowings.”

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Item 9B.     Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2023.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2023.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2023.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2023.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
Our consolidated financial statements and the related schedules, together with the independent registered public accounting firm’s report thereon, are set forth on pages 65 through 98 of this report and are incorporated herein by reference. See Item 8. “Financial Statements and Supplementary Data” filed herein, for a list of financial statements and the related schedules.
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

Exhibit No.	Description
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

10.25
Loan and Security Agreement dated February 15, 2024 by and between CNL Strategic Capital B, Inc and Valley National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.26
The Pledge and Assignment of Bank and Deposit Accounts Agreement dated February 15, 2024 by and between the Company and Valley National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.27
Guaranty Agreement dated February 15, 2024 by and between the Company and Valley National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2024.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 27, 2024
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer (Principal Executive Officer)	March 27, 2024
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2024
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 27, 2024
ARTHUR E. LEVINE

Signature	Title	Date

/s/ Mark D. Linsz	Director	March 27, 2024
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 27, 2024
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 27, 2024
ROBERT J. WOODY