Form 10-Q
period 2024-03-31
CNL Strategic Capital, LLC
filed 2024-05-09
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of May 8, 2024, the Company had 4,106,671 Class FA shares, 6,044,026 Class A shares, 2,565,283 Class T shares, 2,795,142 Class D shares, 12,974,666 Class I shares and 1,746,383 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Portfolio company investments at fair value (amortized cost of $729,266 and $719,976, respectively)	$903,133	$876,843
Cash and cash equivalents	159,876	134,453
Receivable for shares sold	—	1,411
Prepaid expenses and other assets	537	440
Total assets	1,063,546	1,013,147
Liabilities
Due to related parties, net (Note 5)	5,844	15,787
Payable for shares repurchased	13,780	8,224
Deferred tax liabilities, net	8,233	7,462
Accounts payable and other accrued expenses	1,456	2,325
Total liabilities	29,313	33,798
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,107 and 4,179 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 6,045 and 5,328 shares issued, respectively; 5,832 and 5,152 shares outstanding, respectively	6	5
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,284 and 3,179 shares issued, respectively; 2,552 and 2,629 shares outstanding, respectively	3	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 2,834 and 2,714 shares issued, respectively; 2,733 and 2,632 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 13,661 and 12,846 shares issued, respectively; 12,737 and 12,095 shares outstanding, respectively	13	12
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,746 and 1,748 shares outstanding, respectively	2	2
Capital in excess of par value	894,267	851,529
Distributable earnings	139,935	127,791
Total Members’ Equity	$1,034,233	$979,349

Net asset value per share:
Class FA	$37.20	$36.67
Class A	$33.94	$33.57
Class T	$33.99	$33.64
Class D	$33.68	$33.31
Class I	$34.44	$34.06
Class S	$37.80	$37.25
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Investment income
From portfolio company investments:
Interest income	$9,927	$6,848
Dividend income	3,673	5,237
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,320	1,233
Total investment income	14,920	13,318
Operating expenses
Total return incentive fees	4,485	3,635
Base management fees	4,018	2,663
Offering expenses	256	904
Professional services	587	500
Pursuit costs	505	185
Distribution and shareholder servicing fees	318	269
Custodian and accounting fees	133	138
Insurance expense	50	54
Director fees and expenses	53	51
General and administrative expenses	89	148
Total operating expenses	10,494	8,547
Expense support	(295)	(355)
Reimbursement of expense support	—	242
Net operating expenses	10,199	8,434
Net investment income before taxes	4,721	4,884
Income tax expense	—	27
Net investment income	4,721	4,911
Realized and unrealized gain (loss) on investments
Net realized gain on investments:
U.S. Treasury bills	—	4
Total net realized gain on investments	—	4
Net change in unrealized appreciation on investments:
Portfolio company investments	17,001	14,636
U.S. Treasury bills	—	(24)
Provision for deferred taxes on investments	(771)	(1,524)
Total net change in unrealized appreciation on investments	16,230	13,088
Net increase in net assets resulting from operations	$20,951	$18,003

Net increase in net assets resulting from operations per share
Class FA	$0.84	$0.91
Class A	$0.68	$0.78
Class T	$0.60	$0.70
Class D	$0.65	$0.74
Class I	$0.69	$0.79
Class S	$0.86	$0.95
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Weighted average shares
Class FA	4,179	4,244
Class A	5,401	2,265
Class T	2,648	2,458
Class D	2,666	2,016
Class I	12,373	9,091
Class S	1,748	1,765
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	4,721	4,721
Net change in unrealized appreciation on investments	—	—	—	16,230	16,230
Distributions to shareholders	—	—	—	(8,807)	(8,807)
Issuance of common shares through the Public Offerings	1,552	2	52,462	—	52,464
Issuance of common shares through distribution reinvestment plan	120	—	4,056	—	4,056
Repurchase of common shares pursuant to share repurchase program	(400)	—	(13,780)	—	(13,780)
Balance as of March 31, 2024	29,707	$31	$894,267	$139,935	$1,034,233

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	4,911	4,911
Net realized loss on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	13,088	13,088
Distributions to shareholders	—	—	—	(6,601)	(6,601)
Issuance of common shares through the Public Offerings	1,806	2	59,358	—	59,360
Issuance of common shares through distribution reinvestment plan	79	—	2,590	—	2,590
Repurchase of common shares pursuant to share repurchase program	(74)	—	(2,491)	—	(2,491)
Balance as of March 31, 2023	23,087	$23	$674,840	$105,097	$779,960

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net increase in net assets resulting from operations	$20,951	$18,003
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(9,938)	(106,000)
Proceeds from return of capital on portfolio company investments	649	165
Purchases of investments in U.S. Treasury bills	—	(358,988)
Proceeds from redemptions/sales of U.S. Treasury bills	—	412,225
Net realized gain on investments	—	(4)
Net change in unrealized appreciation on investments, excluding deferred taxes	(17,001)	(14,612)
Accretion of discounts	—	(1,022)
Decrease in due to related parties	(9,943)	(10,622)
(Decrease) increase in accounts payable and other accrued expenses	(869)	496
Increase in deferred tax liabilities, net	771	1,524
Increase (decrease) in prepaid expenses and other assets	46	(60)
Other operating activities	20	82
Net cash used in operating activities	(15,314)	(58,813)
Financing Activities:
Proceeds from issuance of common shares	53,875	34,415
Payment on repurchases of common shares	(8,224)	(2,368)
Distributions paid, net of distributions reinvested	(4,751)	(4,011)
Deferred financing costs	(163)	(125)
Net cash provided by financing activities	40,737	27,911
Net increase (decrease) in cash and cash equivalents	25,423	(30,902)
Cash and cash equivalents, beginning of period	134,453	36,837
Cash and cash equivalents, end of period	$159,876	$5,935
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$4,056	$2,590
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$134	$380
Payable for shares repurchased	$13,780	$2,491

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2024
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 5.0%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(3)	8/6/2029	29,490	29,490	29,490
Total Senior Secured Notes – First Lien					51,990	51,990
Senior Secured Note –14.4%
ATA Holding Company, LLC(4)	Real Estate Services	15.0%	4/1/2027	$37000	$37,000	$37,000
Auriemma Consulting Group, Inc.(4)	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(4)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(4)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC(4)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(4)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(4)	Engineered Products	(3)	5/6/2029	24,813	24,813	24,813
Total Senior Secured Note					148,764	148,764
Senior Secured Notes – Second Lien – 7.4%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Total Senior Secured Notes					$277,472	$277,472
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2024 (CONTINUED)
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Equity – 60.5%
ATA Holding Company, LLC(5)	Real Estate Services			37,985	$37,125	$32,809
Auriemma U.S. Roundtables(5)	Information Services and Advisory Solutions			33,094	33,476	59,170
Blue Ridge ESOP Associates	Business Services			11,489	12,793	26,247
Clarion Safety Systems, LLC(5)	Visual Safety Solutions			57,368	56,816	62,632
Douglas Machines Corp.(5)	Sanitation Products			35,500	35,500	42,982
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies			17,320	17,320	45,927
Lawn Doctor, Inc.(5)	Commercial and Professional Services			7,746	27,555	80,466
Milton Industries Inc.	Engineered Products			6,647	6,647	19,639
Polyform Products, Co.(5)	Hobby Goods and Supplies			10,820	15,599	14,532
Resolution Economics, LLC	Business Services			7,666	8,118	15,683
Sill Holdings, LLC(5)	Business Services			58,549	58,549	58,549
Tacmed Holdings, LLC(5)	Healthcare Supplies			77,000	76,744	81,631
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	8,624
Vektek Holdings, LLC(5)	Engineered Products			56,928	56,928	76,770
Total Equity					451,794	625,661
TOTAL INVESTMENTS – 87.3%					$729,266	$903,133
OTHER ASSETS IN EXCESS OF LIABILITIES – 12.7%						131,100
NET ASSETS – 100.0%						$1,034,233
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    As of March 31, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at March 31, 2024 was 5.32%.
(4)    The Company has a first lien on this portfolio company’s assets, except in cases when the portfolio company has a revolving line of credit provided by a third party lender. In some instances the revolving lender has a first priority lien on all assets, whereas, in others, the revolving lender has a first priority lien on only accounts receivable and inventory, if applicable, and a second lien on all other assets.
(5)    As of March 31, 2024, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 20.5%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Lawn Doctor, Inc.	Commercial and Professional Services	(3)	2/7/2025	29,490	29,490	29,490
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC	Engineered Products	(3)	5/6/2029	24,875	24,875	24,875
Total Senior Secured Notes – First Lien					200,816	200,816
Senior Secured Note – Second Lien – 7.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					$276,158	$276,158
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023 (CONTINUED)
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Equity – 61.3%
ATA Holding Company, LLC(4)	Real Estate Services			37,985	$37,125	$32,376
Auriemma U.S. Roundtables(4)	Information Services and Advisory Solutions			33,094	33,476	58,964
Blue Ridge ESOP Associates	Business Services			11,489	12,793	22,926
Clarion Safety Systems, LLC(4)	Visual Safety Solutions			57,368	57,189	60,451
Douglas Machines Corp.(4)	Sanitation Products			35,500	35,500	43,379
Healthcare Safety Holdings, LLC(4)	Healthcare Supplies			17,320	17,320	44,988
Lawn Doctor, Inc.(4)	Commercial and Professional Services			7,746	27,611	75,165
Milton Industries, Inc.	Engineered Products			6,647	6,647	20,982
Polyform Products, Co.(4)	Hobby Goods and Supplies			10,820	15,599	15,964
Resolution Economics, LLC	Business Services			7,666	8,081	15,189
Sill Holdings, LLC (4)	Business Services			58,549	58,549	58,549
Tacmed Holdings, LLC (4)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC (4)	Engineered Products			56,928	56,928	74,752
Total Equity					443,818	600,685
TOTAL INVESTMENTS – 89.5%					$719,976	$876,843
OTHER ASSETS IN EXCESS OF LIABILITIES – 10.5%						102,506
NET ASSETS – 100.0%						$979,349
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
The Company intends for a significant majority of its total assets to be comprised of long-term controlling equity interests and debt positions in the businesses it acquires. In addition, and to a lesser extent, the Company may acquire other debt and minority equity positions. The Company intends to acquire, directly or through syndication, various types of debt including secured and senior unsecured debt, notes and other instruments. The Company may also acquire minority equity interests as a standalone investment and as a co-investment in combination with other funds and partnerships managed by LLCP or its affiliates. The Company expects that these positions will comprise a minority of its total assets.
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). On February 15, 2024, the Company filed a registration statement on Form S-1 (the “Second Follow-On Registration Statement”) with the SEC in connection with the proposed offering of shares of our limited liability company interest (the “Second Follow-On Public Offering”) which share amounts may be adjusted. As permitted under applicable securities laws, the Company will continue to offer its common shares in the Follow-On Public Offering until the effective date of the Second Follow-On Registration Statement, upon which the current Registration Statement will be deemed terminated.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
As of March 31, 2024, the Company held no cash equivalents. As of December 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $73.1 million which represented 7.2% of total assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
The following table reflects class-specific expenses by share class during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$265	$850	$405	$414	$1,957	$127
Total return incentive fees	394	958	395	439	2,130	169
Offering expenses	—	99	16	17	124	—
Expense support	—	—	—	—	(257)	(38)
Other class-specific expenses (1)	9	34	227	117	53	6

	Three Months Ended March 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$255	$317	$353	$289	$1,328	$121
Total return incentive fees	418	442	437	378	1,773	187
Offering expenses	—	184	143	82	495	—
Expense reimbursement (support)	242	(38)	—	—	(317)	—
Other class-specific expenses (1)	11	25	208	92	60	6

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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
The Company has operated and expects to continue to operate so that it will qualify to be treated for U.S. federal income tax purposes as a partnership, and not as an association or a publicly traded partnership taxable as a corporation. Generally, if the Company were otherwise treated as a publicly traded partnership, the Company would not be taxable as a corporation if 90% or more of its gross income for each taxable year consists of “qualifying income” (generally, interest (other than interest generated from a financial business), dividends, real property rents, gain from the sale of assets that produce qualifying income and certain other items) and the Company is not required to register under the Investment Company Act (the “qualifying income exception”). As a partnership, the individual shareholders are responsible for their proportionate share of the Company’s taxable income.
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
During the three months ended March 31, 2024 and 2023, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020 and forward remain subject to examination by taxing authorities.

Recently Issued Accounting Standards Updates

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements; however, we do not expect a material impact to our consolidated financials statements as ASU 2023-07 results in additional disclosure only.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance; however, we do not expect a material impact to our consolidated financial statements.
3. Investments

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

The Company’s investment portfolio is summarized as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$51,990	$51,990	5.8%	5.0%
Secured	148,764	148,764	16.5	14.4
Second lien	76,718	76,718	8.4	7.4
Total senior secured debt	277,472	277,472	30.7	26.8
Equity	451,794	625,661	69.3	60.5
Total investments	$729,266	$903,133	100.0%	87.3%

	As of December 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$200,816	$200,816	22.9%	20.5%
Second lien	75,342	75,342	8.6	7.7
Total senior secured debt	276,158	276,158	31.5	28.2
Equity	443,818	600,685	68.5	61.3
Total investments	$719,976	$876,843	100.0%	89.5%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.2% and have weighted average remaining years to maturity of 4.5 years as of March 31, 2024. The note purchase agreements contain customary covenants and events of default. As of March 31, 2024, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of March 31, 2024 and December 31, 2023, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of March 31, 2024 and December 31, 2023 were as follows:

Industry	March 31, 2024	December 31, 2023
Healthcare Supplies	20.0%	20.0%
Engineered Products	16.5	16.9
Commercial and Professional Services	15.0	13.6
Business Services	13.5	13.5
Visual Safety Solutions	9.4	9.5
Information Services and Advisory Solutions	8.1	8.3
Real Estate Services	7.8	7.9
Sanitation Products	6.4	6.7
Hobby Goods and Supplies	3.3	3.6
Total	100.0%	100.0%
All investment positions held at March 31, 2024 and December 31, 2023 were denominated in U.S. dollars and located in the United States based on their country of domicile.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Summarized Portfolio Company Financial Information
The Company had five significant portfolio companies in which it owned a controlling equity interest during the three months ended March 31, 2024 and 2023. The following tables present unaudited summarized operating data for the three months ended March 31, 2024 and 2023, and summarized balance sheet data as of March 31, 2024 (unaudited) and December 31, 2023 for these portfolio companies (in thousands):
Lawn Doctor

	Three Months Ended March 31,
	2024	2023
Revenues	$9,792	$9,128
Expenses	(9,589)	(8,938)
Income before taxes	203	190
Income tax expense	(169)	(80)
Consolidated net income	34	110
Net loss attributable to non-controlling interests	182	147
Net income	$216	$257

	As of March 31, 2024	As of December 31, 2023
Current assets	$12,592	$10,359
Non-current assets	88,425	89,666
Current liabilities	9,538	7,484
Non-current liabilities	62,182	62,530
Non-controlling interests	65	246
Stockholders’ equity	29,232	29,765
Ownership percentage(1)	61%	61%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Roundtables

	Three Months Ended March 31,
	2024	2023
Revenues	$4,311	$4,079
Expenses	(4,498)	(4,013)
(Loss) income before taxes	(187)	66
Income tax benefit (expense)	44	(7)
Net (loss) income	$(143)	$59

	As of March 31, 2024	As of December 31, 2023
Current assets	$12,346	$2,376
Non-current assets	58,694	59,192
Current liabilities	13,376	5,071
Non-current liabilities	21,398	19,399
Stockholders’ equity	36,266	37,098
Ownership percentage(1)	81%	81%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Douglas

	Three Months Ended March 31,
	2024	2023
Revenues	$6,552	$8,431
Expenses	(6,348)	(7,844)
Income before taxes	204	587
Income tax expense	(14)	(138)
Net income	$190	$449

	As of March 31, 2024	As of December 31, 2023
Current assets	$10,350	$10,750
Non-current assets	46,672	46,850
Current liabilities	3,784	4,458
Non-current liabilities	16,188	16,271
Stockholders’ equity	37,050	36,871
Ownership percentage(1)	90%	90%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Vektek

	Three Months Ended March 31,
	2024	2023
Revenues	$9,072	$10,421
Expenses	(8,796)	(9,656)
Income before taxes	276	765
Income tax expense	—	(13)
Net income	$276	$752

	As of March 31, 2024	As of December 31, 2023
Current assets	$14,542	$14,846
Non-current assets	98,614	99,254
Current liabilities	2,054	2,182
Non-current liabilities	49,563	49,625
Stockholders’ equity	61,539	62,293
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

TacMed
The Company acquired its investments in TacMed in March 2023.

	Three Months Ended March 31,
	2024	2023
Revenues	$8,428	$786
Expenses	(10,763)	(2,854)
Loss before taxes	(2,335)	(2,068)
Income tax benefit (expense)	228	(20)
Net loss	$(2,107)	$(2,088)

	As of March 31, 2024	As of December 31, 2023
Current assets	$20,449	$22,128
Non-current assets	91,103	92,209
Current liabilities	4,108	4,206
Non-current liabilities	35,015	35,345
Stockholders’ equity	72,429	74,786
Ownership percentage(1)	95%	95%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024				As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$277,472	$277,472	$—	$—	$276,158	$276,158
Equity	—	—	625,661	625,661	—	—	600,685	600,685
Total Investments	$—	$—	$903,133	$903,133	$—	$—	$876,843	$876,843
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

As of March 31, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$276,096	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 14.5% (12.7%) 6.3x – 15.1x (11.7x)	Decrease Increase
	1,376	Transaction Precedent	Transaction Price	N/A	N/A
Equity	617,037	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 14.5% (12.7%) 6.3x – 15.1x (11.7x)	Decrease Increase
	8,624	Transaction Precedent	Transaction Price	N/A	N/A
Total	$903,133

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	1,376	8,624	10,000
Principal repayment	(62)	—	(62)
Return of capital(1)	—	(649)	(649)
Net change in unrealized appreciation(2)	—	17,001	17,001
Fair value balance as of March 31, 2024	$277,472	$625,661	$903,133
Change in net unrealized appreciation on investments held as of March 31, 2024(2)	$—	$17,001	$17,001

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.3 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $4.0 million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $4.5 million and $3.6 million during the three months ended March 31, 2024 and 2023, respectively.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. With respect to the calculation of Total Return to Shareholders, the following tables provides the applicable High Water Marks for the years ended December 31, 2024 and 2023:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2024	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
December 31, 2023	34.90	32.45	32.46	32.11	32.88	35.39
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
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received as of March 31, 2024, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of March 31, 2024, there was no remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of March 31, 2024 and 2023. These individuals and entities received distributions from the Company of approximately $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
Related party fees and expenses incurred for the three months ended March 31, 2024 and 2023 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2024	2023
Managing Dealer	Managing Dealer Agreement: Commissions	$508	$642
	Dealer manager fees	84	264
	Distribution and shareholder servicing fees	318	269
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(1)(2)	256	904
	Base management fees(1)	4,018	2,663
	Total return incentive fees(1)	4,485	3,635
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	(295)	(355)

	Expense Support and Condition Reimbursement Agreement: Reimbursement of Expense Support	—	242
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(1)	28	25
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(1)(3)	505	185
FOOTNOTES:
(1)Expenses subject to Expense Support, if applicable.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
The following table presents amounts due to related parties net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Due from related parties:
Expense Support	$295	$—
Total due from related parties	295	—
Due to related parties:
Total return incentive fees	$(4,485)	$(13,506)
Reimbursement of Expense Support	—	(644)
Base management fees	(1,390)	(1,338)
Offering expenses	(134)	(92)
Distribution and shareholder servicing fees	(110)	(106)
Reimbursement of third-party operating expenses and pursuit costs	(20)	(101)
Total due to related parties	$(6,139)	$(15,787)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the three months ended March 31, 2024 and 2023 (three record dates). The Company’s distributions are paid in the same month as the declared record date. The following table reflects the total distributions declared during the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Three Months Ended March 31,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 - March 31, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 - March 31, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$4,721	53.6%	$4,911	74.4%
Distributions in excess of net investment income(2)	4,086	46.4	1,690	25.6
Total distributions declared	$8,807	100.0%	$6,601	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support, net of $295 and $113 for the three months ended March 31, 2024 and 2023, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
In March 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 26, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 28, 2024, the public offering price was $36.78 per Class A share, $35.38 per Class T share, $33.38 per Class D share and $34.13 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Three Months Ended March 31, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	598	$20,524	$(442)	$20,082	34	$1,132	632	$21,214	$33.59
Class T	92	3,231	(150)	3,081	13	452	105	3,533	33.63
Class D	107	3,563	—	3,563	13	447	120	4,010	33.32
Class I	755	25,738	—	25,738	60	2,025	815	27,763	34.07
	1,552	$53,056	$(592)	$52,464	120	$4,056	1,672	$56,520	$33.81

	Three Months Ended March 31, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(2)	Average Net Proceeds per Share
Class A	360	$12,248	$(464)	$11,784	16	$505	376	$12,289	$32.70
Class T	278	9,511	(442)	9,069	12	403	290	9,472	32.62
Class D	169	5,446	—	5,446	10	329	179	5,775	32.32
Class I	999	33,061	—	33,061	41	1,353	1,040	34,414	33.10
	1,806	$60,266	$(906)	$59,360	79	$2,590	1,885	$61,950	$32.87

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
FOOTNOTES:
(1)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.
(2)Approximately $24.9 million of net proceeds for shares sold and issued on March 31, 2023 were received in cash in April 2023.

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
During the three months ended March 31, 2024 and 2023, the Company received requests for the repurchase of approximately $13.8 million and $2.5 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	72	$2,675	$36.82
Class A	37	1,252	33.65
Class T	97	3,242	33.70
Class D	19	645	33.38
Class I	173	5,900	34.13
Class S	2	66	37.41
Three Months Ended March 31, 2024	400	$13,780	$34.45

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	16	$578	$35.26
Class A	10	335	32.72
Class T	3	105	32.69
Class D	6	180	32.36
Class I	38	1,257	33.16
Class S	1	36	35.77
Three Months Ended March 31, 2023	74	$2,491	$33.52
As of March 31, 2024 and December 31, 2023, the Company had a payable for shares repurchased of approximately $13.8 million and $8.2 million, respectively, which were paid in April and January 2024, respectively.
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
During the three months ended March 31, 2024, approximately 85,000 Class T shares were converted to approximately 85,000 Class A shares at an average conversion rate of 1.00. During the three months ended March 31, 2023, approximately 24,000 Class T shares were converted to approximately 24,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
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

In February 2024, CNL Strategic Capital B, Inc. (“Borrower”), a wholly-owned subsidiary of the Company and Valley National Bank, entered into a Revolving Loan Agreement (the “2024 Loan Agreement”) for a $50.0 million revolving line of credit (the “2024 Line of Credit”). Unless extended, the Line of Credit has a maturity date of February 15, 2025. In connection with the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.16 million. The Borrower is required to pay interest on any borrowed amounts under the 2024 Line of Credit at a rate per year equal to the 1-Month Term SOFR plus 2.75%. Interest payments are due on the first calendar day of the month in arrears. Furthermore, the Borrower is required to pay a quarterly unused borrowing fee at an annual rate of 0.15% on the difference between (i) total 2024 Line of Credit amount and (ii) the aggregate average daily balance of outstanding borrowings under the 2024 Line of Credit during such quarter. The Borrower may prepay, without penalty, all or any part of the borrowings under the 2024 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2024 Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank and restrictions on incurring certain levels of additional debt by the Company.

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
The Company had not borrowed any amounts under the 2024 Line of Credit as of March 31, 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Current tax expense	$—	$(27)
Deferred tax expense (benefit)	771	1,524
Total income tax expense (benefit)	$771	$1,497
The effective tax rate for the three months ended March 31, 2024 and 2023 was 3.5% and 7.7%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets:
Carryforwards for net operating loss	$1,155	$1,249
Unrealized depreciation on investments	861	913
Other	7	—
Valuation allowance	(1,282)	(1,324)
Total deferred tax assets	741	838
Deferred tax liabilities:
Unrealized appreciation on investments	(8,974)	(8,300)
Total deferred tax liabilities	(8,974)	(8,300)
Deferred tax liabilities, net	$(8,233)	$(7,462)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2024, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Three Months Ended March 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income, before Expense Support (reimbursement)(1)	0.30	0.13	0.06	0.10	0.13	0.29
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.02	0.02
Net investment income(1)	0.30	0.13	0.06	0.10	0.15	0.31
Net realized and unrealized gains, net of taxes(1)(3)	0.54	0.55	0.54	0.55	0.54	0.55
Net increase resulting from investment operations	0.84	0.68	0.60	0.65	0.69	0.86
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$37.20	$33.94	$33.99	$33.68	$34.44	$37.80

Net assets, end of period	$152,782	$197,940	$86,765	$92,046	$438,695	$66,005
Average net assets(5)	$153,445	$181,432	$89,105	$88,861	$421,591	$65,221
Shares outstanding, end of period	4,107	5,832	2,552	2,733	12,737	1,746
Distributions declared	$1,306	$1,683	$662	$749	$3,861	$546
Total investment return based on net asset value before total return incentive fee(6)	2.56%	2.54%	2.25%	2.45%	2.54%	2.59%
Total investment return based on net asset value after total return incentive fee(6)	2.25%	2.05%	1.79%	1.97%	2.05%	2.33%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.30%	0.68%	0.86%	0.75%	0.64%	0.32%
Total operating expenses before Expense Support (reimbursement)	0.55%	1.21%	1.30%	1.24%	1.14%	0.58%
Total operating expenses after Expense Support (reimbursement)	0.55%	1.21%	1.30%	1.24%	1.08%	0.52%
Net investment income before total return incentive fee(8)	1.07%	0.90%	0.62%	0.79%	0.94%	1.09%
Net investment income	0.81%	0.37%	0.18%	0.30%	0.43%	0.83%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Three Months Ended March 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income before Expense Support (reimbursement)(1)	0.38	0.17	0.11	0.15	0.17	0.37
Expense Support (reimbursement)(1)(2)	(0.05)	0.02	—	—	0.04	—
Net investment income(1)	0.33	0.19	0.11	0.15	0.21	0.37
Net realized and unrealized gains, net of taxes(1)(3)	0.58	0.59	0.59	0.59	0.58	0.58
Net increase resulting from investment operations	0.91	0.78	0.70	0.74	0.79	0.95
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$35.50	$32.92	$32.91	$32.57	$33.36	$36.03

Net assets, end of period	$150,083	$85,090	$85,762	$69,384	$326,074	$63,567
Average net assets(5)	$149,170	$73,964	$80,239	$65,138	$300,817	$62,927
Shares outstanding, end of period	4,228	2,585	2,606	2,130	9,774	1,764
Distributions declared	$1,326	$706	$614	$566	$2,837	$552
Total investment return based on net asset value before total return incentive fee(6)	2.90%	2.91%	2.68%	2.88%	2.88%	3.01%
Total investment return based on net asset value after total return incentive fee(6)	2.58%	2.42%	2.17%	2.32%	2.42%	2.71%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.30%	0.85%	1.01%	0.84%	0.76%	0.32%
Total operating expenses before Expense Support (reimbursement)	0.58%	1.44%	1.55%	1.42%	1.35%	0.62%
Total operating expenses after Expense Support (reimbursement)	0.74%	1.39%	1.55%	1.42%	1.24%	0.62%
Net investment income before total return incentive fee(8)	1.21%	1.17%	0.87%	1.05%	1.22%	1.33%
Net investment income	0.93%	0.57%	0.33%	0.47%	0.63%	1.03%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the three months ended March 31, 2024, approximately 12% and 23% of total return incentive fees for Class I and Class S, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T or Class D were covered by Expense Support. For the three months ended March 31, 2023, approximately 8% and 18% of total return incentive fees for Class A and Class I, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class T, Class D or Class S were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024
13. Subsequent Events
Distributions
In April 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 28, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2024, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of April 30, 2024. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2024:
Offering Price, Per Share	$37.09	$35.69	$33.68	$34.44
Selling Commissions, Per Share	2.23	1.07	—	—
Dealer Manager Fees, Per Share	0.92	0.63	—	—
Capital Transactions
During the period April 1, 2024 through May 8, 2024, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	187	$6,491	$(138)	$6,353	12	$413	199	$6,766	$34.00
Class T	22	773	(37)	736	4	147	26	883	33.96
Class D	57	1,941	—	1,941	5	152	62	2,093	33.76
Class I	217	7,471	—	7,471	21	707	238	8,178	34.36
	483	$16,676	$(175)	$16,501	42	$1,419	525	$17,920	$34.13

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. Amounts as of December 31, 2023 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 14 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 31, 2024, we had ten investments structured as controlling equity interests in combination with debt positions and four investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of March 31, 2024.
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
Through March 31, 2024, we had received net proceeds from the Public Offerings of approximately $790.6 million, including approximately $32.3 million received through our distribution reinvestment plan. As of March 31, 2024, the public offering price was $36.78 per Class A share, $35.38 per Class T share, $33.38 per Class D share and $34.13 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through March 31, 2024, we had incurred selling commissions and dealer manager fees of approximately $12.1 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through March 31, 2024, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $10.7 million based on actual amounts raised through the Public Offerings through March 31, 2024. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In April 2024, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of April 30, 2024. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2024:
Public Offering Price, Per Share	$37.09	$35.69	$33.68	$34.44
Selling Commissions, Per Share	2.23	1.07	—	—
Dealer Manager Fees, Per Share	0.92	0.63	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $966.0 million, including approximately $32.3 million received through our distribution reinvestment plan as of March 31, 2024.

Portfolio and Investment Activity
As of March 31, 2024, we had invested in 14 portfolio companies, consisting of equity investments and debt investments in each portfolio company. The table below presents our portfolio company investments (in millions):

		As of March 31, 2024
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	8/1/2025	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	8/1/2024	2.0	2.0
Milton Industries Inc.	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics, LLC	1/2/2020	8	8.1	Second Lien	15.0	1/2/2026	2.8	10.9
Blue Ridge ESOP Associates	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	96	56.8	First Lien	15.0	12/9/2028	22.5	79.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.8	24.8
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	99	58.5	Secured	14.0	10/20/2030	15.9	74.4
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
			$451.7				$277.5	$729.2
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2024, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2024.
(3)    As of March 31, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at March 31, 2024 was 5.32%.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders. See our Form 10-K for the year ended December 31, 2023 for additional information regarding our portfolio companies and their related business activities.
Our Portfolio Companies
The below information regarding our portfolio companies contain a financial measure, Adjusted EBITDA, utilized by management to evaluate the operating performance and liquidity of our portfolio companies that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA should not be considered in isolation from or as superior to or as a substitute for net income (loss), income (loss) from operations, or other financial measures determined in accordance with GAAP. We use this non-GAAP financial measure to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our portfolio companies. We present this non-GAAP measure quarterly for our portfolio companies in which we own a controlling equity interest and annually for all of our portfolio companies.

You are encouraged to evaluate the adjustments to Adjusted EBITDA, including the reasons we consider this measure appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate this non-GAAP measure in the same manner. Because of these limitations and additional limitations described below, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA only as a supplemental measure.
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

Lawn Doctor
As of March 31, 2024 and December 31, 2023, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $101.0 million and $100.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$9,792	$9,128

Net income (GAAP)	$216	$257
Interest and debt related expenses	1,475	1,441
Depreciation and amortization	639	646
Income tax expense	169	100
Adjusted EBITDA (non-GAAP)	$2,499	$2,444

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,513	$1,480
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 61% of Lawn Doctor.
Polyform
As of March 31, 2024 and December 31, 2023, Polyform Products, Co. (“Polyform”) had total assets of approximately $32.3 million and $33.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Polyform for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$3,721	$4,103

Net loss (GAAP)	$(443)	$(193)
Interest and debt related expenses	723	716
Depreciation and amortization	465	465
Income tax benefit	(175)	(77)
Adjusted EBITDA (non-GAAP)	$570	$911

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$497	$794
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 87% of Polyform.

Roundtables
As of March 31, 2024 and December 31, 2023, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $71.0 million and $61.6 million, respectively. In August 2023, Roundtables acquired insideARM, a U.S.-based company providing services to the third-party debt collection industry.
The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of Roundtables for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$4,311	$4,079

Net (loss) income (GAAP)	$(143)	$59
Interest and debt related expenses	651	644
Depreciation and amortization	522	512
Income tax (benefit) expense	(44)	7
Adjusted EBITDA (non-GAAP)	$986	$1,222

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$796	$987
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 81% of Roundtables.
HSH
As of March 31, 2024 and December 31, 2023, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $44.1 million and $45.0 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$8,331	$8,717

Net income (GAAP)	$597	$660
Interest and debt related expenses	911	917
Depreciation and amortization	747	751
Income tax expense	210	257
Adjusted EBITDA (non-GAAP)	$2,465	$2,585

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,837	$1,926
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 75% of HSH.

ATA
As of March 31, 2024 and December 31, 2023, ATA Holding Company, LLC (“ATA”) had total assets of approximately $85.8 million and $89.2 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net loss of ATA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$10,197	$9,372

Net loss (GAAP)	$(2,389)	$(2,931)
Interest and debt related expenses	1,460	1,500
Depreciation and amortization	1,101	1,096
Adjusted EBITDA (non-GAAP)	$172	$(335)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$129	$(251)
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 75% of ATA.
Douglas
As of March 31, 2024 and December 31, 2023, Douglas Machines Corp. (“Douglas”) had total assets of approximately $57.0 million and $57.6 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of Douglas for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$6,552	$8,431

Net income (GAAP)	$190	$449
Interest and debt related expenses	650	621
Depreciation and amortization	353	425
Income tax expense	14	138
Adjusted EBITDA (non-GAAP)	$1,207	$1,633

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,089	$1,473
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 90% of Douglas.

Clarion
As of March 31, 2024 and December 31, 2023, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $80.0 million and $80.4 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$4,393	$3,327

Net income (GAAP)	$542	$87
Interest and debt related expenses	841	843
Depreciation and amortization	256	247
Income tax expense	208	34
Adjusted EBITDA (non-GAAP)	$1,847	$1,211

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,779	$1,186

FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 96% and 98%, respectively, of Clarion.
Vektek
As of March 31, 2024 and December 31, 2023, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $113.2 million and $114.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$9,072	$10,421

Net income (GAAP)	$276	$752
Interest and debt related expenses	1,557	1,523
Depreciation and amortization	922	902
Income tax expense	—	13
Adjusted EBITDA (non-GAAP)	$2,755	$3,190

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,306	$2,671
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 84% of Vektek.

TacMed
As of March 31, 2024 and December 31, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $111.6 million and $114.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the three months ended March 31, 2024 and the period from March 24, 2023 (the date we acquired our investments in TacMed) to March 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	For the Period Ended March 24, 2023 through March 31, 2023
Revenues	$8,428	$786

Net loss (GAAP)	$(2,107)	$(2,088)
Interest and debt related expenses	1,173	106
Depreciation and amortization	1,260	97
Income tax (benefit) expense	(228)	20
Transaction related expenses(1)	11	1,835
Adjusted EBITDA (non-GAAP)	$109	$(30)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$104	$(29)
FOOTNOTES:
(1)Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024 and 2023, we owned approximately 95% of TacMed.
Sill
As of March 31, 2024 and December 31, 2023, Sill Holdings, LLC (“Sill”) had total assets of approximately $77.2 million and $76.9 million, respectively. The Company acquired its investments in Sill in October 2023.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Sill for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Revenues	$3,673

Net income (GAAP)	$383
Interest and debt related expenses	569
Depreciation and amortization	550
Income tax benefit	(933)
Adjusted EBITDA (non-GAAP)	$569

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$564
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2024, we owned approximately 99% of Sill.

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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the recent public health crises, natural disasters and geopolitical events, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Furthermore, economic growth remains affected by inflationary pressure and supply chain related disruptions and could be slowed or halted by significant external events. Some of our portfolio companies have experienced supply chain related disruptions from time to time. In some instances, strategic decisions to hold more inventory have been made as a result of ongoing supply chain related disruptions. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $159.9 million and $134.5 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $53.9 million and $34.4 million in net proceeds during the three months ended March 31, 2024 and 2023, respectively, from the Public Offerings, which excludes approximately $4.1 million and $2.6 million raised through our distribution reinvestment plan, respectively. As of March 31, 2024, we had approximately 817 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $0.6 million and $0.2 million during each of the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2023, we received proceeds from sales and redemptions of U.S. Treasury bills of approximately $412.2 million which were reinvested in new U.S. Treasury bills. We did not have any sale or redemptions of U.S. Treasury bills for the three months ended March 31, 2024.
Borrowings. We did not borrow any amounts during the three months ended March 31, 2024 or 2023. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our the 2022 Line of Credit and 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $10.0 million and $106.0 million of cash to purchase portfolio company investments during the three months ended March 31, 2024 and 2023, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $6.0 million and $6.2 million during the three months ended March 31, 2024 and 2023, respectively.
Distributions. We paid distributions to our shareholders of approximately $4.8 million and $4.0 million (which excludes distributions reinvested of approximately $4.1 million and $2.6 million, respectively) during the three months ended March 31, 2024 and 2023, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $8.2 million and $2.4 million during the three months ended March 31, 2024 and 2023, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.1 million in deferred financing costs during the three months ended March 31, 2024 and 2023.
Reimbursement of Expense Support. During the three months ended March 31, 2024 and 2023, we reimbursed the Manager and Sub-Manager approximately $0.6 million and $2.4 million, respectively, for Expense Support received in previous years. Expense Support is received or Expense Support reimbursement is paid annually. As of March 31, 2024, there is no remaining unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the three months ended March 31, 2024 and 2023 (three record dates). The following table reflects the total distributions declared during the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Three Months Ended March 31,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011

FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 – March 31, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 – March 31, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$4,426	93.2%	$4,798	119.6%
Expense Support (reimbursement)	295	6.2	113	2.8
Net investment income	$4,721	99.4%	$4,911	122.4%
Cash distributions net of distributions reinvested in excess of net investment income	30	0.6	—	—
Cash distributions declared, net of distributions reinvested(2)	$4,751	100.0%	$4,011	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $4,056 and $2,590 of distributions reinvested pursuant to our distribution reinvestment plan during the three months ended March 31, 2024 and 2023, respectively.
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
Our board of directors has the right to amend or suspend the Share Repurchase Program to the extent it determines that it is in our best interest to do so, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a partnership for U.S. federal income tax purposes, upon 30 days’ prior notice to our shareholders. Once the Share Repurchase Program is suspended, the Share Repurchase Program requires that we consider the recommencement of the plan at least quarterly. Continued suspension of the Share Repurchase Program would only be permitted under the plan if our board of directors determines that the continued suspension of the Share Repurchase Program is in our best interest and the best interest of our shareholders. Our board of directors must affirmatively authorize the recommencement of the plan before shareholder requests will be considered again. Our board of directors cannot terminate the Share Repurchase Program absent a liquidity event or where otherwise required by law. We may provide notice by including such information in a current report on Form 8-K or in our annual or quarterly reports, each of which are publicly filed with the SEC followed by a separate mailing to our investors. Moreover, the Share Repurchase Program will terminate, and we no longer will accept shares for repurchase, if and when our shares are listed on a national securities exchange, are included for quotation in a national securities market or, in the sole determination of our board of directors, a secondary trading market for the shares otherwise develops. All shares to be repurchased under the Share Repurchase Program must be (i) fully transferable and not be subject to any liens or other encumbrances and (ii) free from any restrictions on transfer. If we determine that a lien or other encumbrance or restriction exists against the shares requested to be repurchased, we will not repurchase any such shares.
The aggregate amount of funds under the Share Repurchase Program is determined on a quarterly basis at the sole discretion of our board of directors. At the sole discretion of our board of directors, we may use sources, including, but not limited to, offering proceeds and borrowings to repurchase shares.
To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, from among the requests for repurchase received by us based upon the total number of shares for which repurchase was requested and the order of priority described in the Share Repurchase Program. We may repurchase shares including fractional shares, computed to three decimal places. We have had no unfufilled share repurchase requests under the Share Repurchase Program since inception.

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
During the three months ended March 31, 2024 and 2023, we received requests for the repurchase of approximately $13.8 million and $2.5 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	72	$2,675	$36.82
Class A shares	37	1,252	33.65
Class T shares	97	3,242	33.70
Class D shares	19	645	33.38
Class I shares	173	5,900	34.13
Class S shares	2	66	37.41
Three Months Ended March 31, 2024	400	$13,780	$34.45

Class FA shares	16	$578	$35.26
Class A shares	10	335	32.72
Class T shares	3	105	32.69
Class D shares	6	180	32.36
Class I shares	38	1,257	33.16
Class S shares	1	36	35.77
Three Months Ended March 31, 2023	74	$2,491	$33.52
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through March 31, 2024, we had acquired equity and debt investments in 14 portfolio companies. As of March 31, 2024 and 2023, the fair value of our portfolio company investments totaled approximately $903.1 million and $709.3 million, respectively. Additionally, as of March 31, 2023, we had invested in U.S. Treasury bills with a fair value of $54.0 million. We did not have any U.S. Treasury bills at March 31, 2024. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.

The following table summarizes our operating results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Total investment income	$14,920	$13,318
Total operating expenses	(10,494)	(8,547)
Expense support (reimbursement), net	295	113
Net investment income before taxes	4,721	4,884
Income tax expense	—	27
Net investment income	4,721	4,911
Total net realized gain on investments	—	4
Total net change in unrealized appreciation on investments	16,230	13,088
Net increase in net assets resulting from operations	$20,951	$18,003
Investment Income
Investment income consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
From portfolio company investments:
Interest income	$9,927	$6,848
Dividend income	3,673	5,237
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,320	1,233
Total investment income	$14,920	$13,318
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of March 31, 2024 and 2023. As of March 31, 2024 and 2023, our weighted average annual yield on our accruing debt investments was 14.2% and 15.4%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $9.9 million and $6.8 million during the three months ended March 31, 2024 and 2023. The increase in interest income from portfolio company investments during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily attributable to additional debt investments made during the twelve months ended March 31, 2024 of approximately $71.7 million and three months of interest income from TacMed during the three months ended March 31, 2024 compared to approximately one week during the three months ended March 31, 2023.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $3.7 million and $5.2 million during the three months ended March 31, 2024 and 2023. During each of the three months ended March 31, 2024 and 2023, we received dividend income from eight and seven of our portfolio companies, respectively.
Our total investment income for the three months ended March 31, 2024, resulted in annualized cash yields ranging from 2.2% to 19.6% based on our investment cost, as compared to 2.6% to 21.4% for the three months ended March 31, 2023.
We stopped investing in U.S. Treasury bills by the end of the fourth quarter of 2023. During the three months ended March 31, 2023, our effective yield on U.S. Treasury bills ranged from 4.0% to 4.3%. We currently invest in an IntraFi Cash Service account with an effective yield of 5.0%.
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

Operating Expenses
Our operating expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Total return incentive fees	$4,485	$3,635
Base management fees	4,018	2,663
Offering expenses	256	904
Professional services	587	500
Pursuit costs	505	185
Distribution and shareholder servicing fees	318	269
Custodian and accounting fees	133	138
Insurance expense	50	54
Director fees and expenses	53	51
General and administrative expenses	89	148
Total operating expenses	10,494	8,547
Expense support	(295)	(355)
Reimbursement of expense support	—	242
Net expenses	$10,199	$8,434
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
We recorded total return incentive fees of approximately $4.5 million and $3.6 million during the three months ended March 31, 2024 and 2023, respectively. The increase in total return incentive fees during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $4.0 million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $886.7 million and $615.5 million during the three months ended March 31, 2024 and 2023, respectively.

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
We expensed offering expenses of approximately $0.3 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. The decrease is due to lower incurred offering expenses by the Manager during the three months ended March 31, 2024.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.5 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.3 million during each of the three months ended March 31, 2024 and 2023.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $0.9 million during each of the three months ended March 31, 2024 and 2023.
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

Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the three months ended March 31, 2023, we recorded reimbursement of Expense Support of approximately $0.2 million. We reimbursed approximately $0.6 million and $2.4 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, there is no remaining amount of Expense Support to be collected from the Manager and Sub-Manager subject to reimbursement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.
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
During the three months ended March 31, 2024, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $17.0 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $20.2 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $3.2 million during the three months ended March 31, 2024. Two portfolio company investments have remained flat. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions and multiple expansion in certain of our portfolio companies. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $0.8 million during the three months ended March 31, 2024.
During the three months ended March 31, 2023, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $14.6 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on seven portfolio companies of approximately $23.4 million, offset partially by gross unrealized depreciation on four portfolio company of approximately $8.8 million during the three months ended March 31, 2023. One portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.5 million during the three months ended March 31, 2023.
Net Assets
During the three months ended March 31, 2024 and 2023, the net increase in net assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operations	$20,951	$18,003
Distributions to shareholders	(8,807)	(6,601)
Capital transactions	42,740	59,459
Net increase in net assets	$54,884	$70,861
Operations increased by approximately $2.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $3.1 million and a decrease in net investment income of approximately $0.2 million.

Distributions increased approximately $2.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $16.7 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in capital transactions for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to an increase in share repurchases of approximately $11.3 million and a decrease in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $5.4 million.
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

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	2.3%	8.2%	32.0%	68.7%	14.5%	89.0%	Feb. 7, 2018 - Mar. 31, 2024
Class FA (with sales load)	(4.4)%	1.2%	23.4%	57.7%	12.5%	76.7%	Feb. 7, 2018 - Mar. 31, 2024
Class A (no sales load)	2.0%	7.1%	27.7%	58.5%	12.6%	75.4%	Apr. 10, 2018 - Mar. 31, 2024
Class A (with sales load)	(6.6)%	(2.0)%	16.9%	45.0%	10.1%	60.5%	Apr. 10, 2018 - Mar. 31, 2024
Class I	2.0%	7.1%	28.0%	59.6%	12.9%	77.4%	Apr. 10, 2018 - Mar. 31, 2024
Class T (no sales load)	1.8%	6.4%	25.6%	51.6%	11.1%	65.0%	May 25, 2018 - Mar. 31, 2024
Class T (with sales load)	(3.0)%	1.4%	19.6%	44.4%	9.8%	57.1%	May 25, 2018 - Mar. 31, 2024
Class D	2.0%	7.0%	27.8%	55.7%	11.6%	66.8%	June 26, 2018 - Mar. 31, 2024
Class S (no sales load)	2.3%	8.6%	34.4%	N/A	14.9%	59.6%	Mar. 31, 2020 - Mar. 31, 2024
Class S (with sales load)	(1.3)%	4.8%	29.7%	N/A	13.5%	54.1%	Mar. 31, 2020 - Mar. 31, 2024
FOOTNOTES:
(1)     For the period from April 1, 2023 to March 31, 2024.
(2)    For the period from April 1, 2021 to March 31, 2024.
(3)    For the period from April 1, 2019 to March 31, 2024.
(4)    For the period from the date the first share was issued for each respective share class to March 31, 2024. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2023 and this Quarterly Report, including the negative impacts from recent geopolitical events.
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

Hedging Activities
As of March 31, 2024, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.

Critical Accounting Policies and Use of Estimates
See our Form 10-K for the year ended December 31, 2023 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties, market interest rates and changes in exchange rates. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to shareholders to realize attractive returns through ownership of our shares. Many of these risks have been magnified due to the continuing uncertainties caused by the recent geopolitical events; however, while we continue to monitor the geopolitical events, its impact on such risks remains uncertain and difficult to predict.
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
We had not borrowed any money as of March 31, 2024. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
At March 31, 2024, we were not exposed to any foreign currency exchange rate risks that could have a material effect on our financial condition or results of operations. Although we do not have any foreign operations, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of March 31, 2024, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2023, risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During the quarter ended March 31, 2024, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2024 to January 31, 2024	—	$—	—	$25,487
February 1, 2024 to February 29, 2024	—	—	—	25,487
March 1, 2024 to March 31, 2024	400	$34.45	400	11,707
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended March 31, 2024, we received requests for the repurchase of approximately $13,780 of our common shares. Our board of directors approved the repurchases.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2024.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)