Form 10-Q
period 2024-06-30
CNL Strategic Capital, LLC
filed 2024-08-08
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 7, 2024, the Company had 4,069,594 Class FA shares, 6,946,653 Class A shares, 2,551,345 Class T shares, 3,015,178 Class D shares, 13,531,830 Class I shares and 1,727,642 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Portfolio company investments at fair value (amortized cost of $812,667 and $719,976, respectively)	$1,006,003	$876,843
Cash and cash equivalents	124,158	134,453
Receivable for shares sold	—	1,411
Prepaid expenses and other assets	685	440
Total assets	1,130,846	1,013,147
Liabilities
Due to related parties, net (Note 5)	11,125	15,787
Payable for shares repurchased	12,776	8,224
Deferred tax liabilities, net	8,729	7,462
Accounts payable and other accrued expenses	1,907	2,325
Total liabilities	34,537	33,798
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,070 and 4,179 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 6,798 and 5,328 shares issued, respectively; 6,546 and 5,152 shares outstanding, respectively	6	5
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,375 and 3,179 shares issued, respectively; 2,551 and 2,629 shares outstanding, respectively	3	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,045 and 2,714 shares issued, respectively; 2,915 and 2,632 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 14,434 and 12,846 shares issued, respectively; 13,283 and 12,095 shares outstanding, respectively	13	12
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,728 and 1,748 shares outstanding, respectively	2	2
Capital in excess of par value	941,319	851,529
Distributable earnings	154,959	127,791
Total Members’ Equity	$1,096,309	$979,349

Net asset value per share:
Class FA	$37.83	$36.67
Class A	$34.39	$33.57
Class T	$34.44	$33.64
Class D	$34.15	$33.31
Class I	$34.89	$34.06
Class S	$38.41	$37.25
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
From portfolio company investments:
Interest income	$9,961	$7,993	$19,888	$14,841
Dividend income	5,368	5,370	9,041	10,607
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,826	1,143	3,146	2,376
Total investment income	17,155	14,506	32,075	27,824
Operating expenses
Total return incentive fees	5,273	1,332	9,758	4,967
Base management fees	4,208	3,174	8,226	5,837
Offering expenses	285	1,047	541	1,951
Professional services	997	511	1,584	1,011
Pursuit costs	497	361	1,002	546
Distribution and shareholder servicing fees	319	294	637	563
Custodian and accounting fees	134	140	267	278
Insurance expense	53	52	103	106
Director fees and expenses	54	50	107	101
General and administrative expenses	132	160	221	308
Total operating expenses	11,952	7,121	22,446	15,668
Expense support	(58)	355	(353)	—
Reimbursement of expense support	—	402	—	644
Net operating expenses	11,894	7,878	22,093	16,312
Net investment income before taxes	5,261	6,628	9,982	11,512
Income tax benefit (expense)	5	(27)	5	—
Net investment income	5,266	6,601	9,987	11,512
Realized and unrealized gain (loss) on investments
Net realized gain on investments:
U.S. Treasury bills	—	—	—	4
Total net realized gain on investments	—	—	—	4
Net change in unrealized appreciation on investments:
Portfolio company investments	19,468	131	36,469	14,767
U.S. Treasury bills	—	17	—	(7)
Provision for deferred taxes on investments	(496)	(630)	(1,267)	(2,154)
Total net change in unrealized appreciation on investments	18,972	(482)	35,202	12,606
Net increase in net assets resulting from operations	$24,238	$6,119	$45,189	$24,122

Net increase in net assets resulting from operations per share
Class FA	$0.94	$0.32	$1.79	$1.24
Class A	$0.80	$0.23	$1.45	$1.00
Class T	$0.69	$0.21	$1.30	$0.90
Class D	$0.77	$0.24	$1.40	$0.97
Class I	$0.77	$0.23	$1.46	$1.02
Class S	$0.92	$0.39	$1.79	$1.35
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares
Class FA	4,106	4,227	4,142	4,236
Class A	6,082	2,840	5,742	2,554
Class T	2,559	2,642	2,604	2,551
Class D	2,798	2,183	2,732	2,100
Class I	12,999	10,151	12,686	9,624
Class S	1,746	1,764	1,747	1,765
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2024	29,707	$31	$894,267	$139,935	$1,034,233
Net investment income	—	—	—	5,266	5,266
Net change in unrealized appreciation on investments	—	—	—	18,972	18,972
Distributions to shareholders	—	—	—	(9,214)	(9,214)
Issuance of common shares through the Public Offerings	1,626	1	55,483	—	55,484
Issuance of common shares through distribution reinvestment plan	127	—	4,344	—	4,344
Repurchase of common shares pursuant to share repurchase program	(367)	(1)	(12,775)	—	(12,776)
Balance as of June 30, 2024	31,093	$31	$941,319	$154,959	$1,096,309

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	9,987	9,987
Net change in unrealized appreciation on investments	—	—	—	35,202	35,202
Distributions to shareholders	—	—	—	(18,021)	(18,021)
Issuance of common shares through the Public Offerings	3,178	3	107,945	—	107,948
Issuance of common shares through distribution reinvestment plan	247	—	8,400	—	8,400
Repurchase of common shares pursuant to share repurchase program	(767)	(1)	(26,555)	—	(26,556)
Balance as of June 30, 2024	31,093	$31	$941,319	$154,959	$1,096,309

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net increase in net assets resulting from operations	$45,189	$24,122
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(93,283)	(160,490)
Proceeds from return of capital on portfolio company investments	592	165
Purchases of investments in U.S. Treasury bills	—	(532,985)
Proceeds from redemptions/sales of U.S. Treasury bills	—	590,824
Net realized gain on investments	—	(4)
Net change in unrealized appreciation on investments, excluding deferred taxes	(36,469)	(14,760)
Accretion of discounts	—	(1,787)
Decrease in due to related parties	(4,662)	(8,421)
Decrease in accounts payable and other accrued expenses	(418)	(248)
Increase in deferred tax liabilities, net	1,267	2,154
Increase in prepaid expenses and other assets	(143)	(62)
Other operating activities	61	164
Net cash used in operating activities	(87,866)	(101,328)
Financing Activities:
Proceeds from issuance of common shares	109,359	102,898
Payment on repurchases of common shares	(22,004)	(4,859)
Distributions paid, net of distributions reinvested	(9,621)	(8,230)
Deferred financing costs	(163)	(125)
Net cash provided by financing activities	77,571	89,684
Net decrease in cash and cash equivalents	(10,295)	(11,644)
Cash and cash equivalents, beginning of period	134,453	36,837
Cash and cash equivalents, end of period	$124,158	$25,193
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$8,400	$5,566
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$126	$386
Payable for shares repurchased	$12,776	$6,323

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2024
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.7%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Total Senior Secured Notes – First Lien					51,990	51,990
Senior Secured Note –13.6%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC(5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,813	24,750	24,750
Total Senior Secured Note					148,701	148,701
Senior Secured Notes – Second Lien – 7.0%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Total Senior Secured Notes					$277,409	$277,409
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2024 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.4%
Law Business Research Limited(6)	Information Services and Advisory Solutions			46,597,751	$59,316	$58,930
Total Preferred Equity					59,316	58,930
Common Equity – 61.1%
ATA Holding Company, LLC(7)	Real Estate Services			37,985	$37,125	$33,758
Auriemma U.S. Roundtables(7)	Information Services and Advisory Solutions			33,094	33,476	59,865
Blue Ridge ESOP Associates	Business Services			11,489	12,793	32,700
Clarion Safety Systems, LLC(7)	Visual Safety Solutions			57,368	56,816	62,172
Douglas Machines Corp.(7)	Sanitation Products			35,500	35,500	40,275
Healthcare Safety Holdings, LLC(7)	Healthcare Supplies			17,320	17,320	43,700
Law Business Research Limited(6)	Information Services and Advisory Solutions			73,215	93	93
Lawn Doctor, Inc.(7)	Commercial and Professional Services			7,746	27,610	80,848
Milton Industries Inc.	Engineered Products			6,647	6,647	20,752
Polyform Products, Co.(7)	Hobby Goods and Supplies			10,820	15,599	14,029
Resolution Economics, LLC	Business Services			7,666	8,118	18,900
Sill Holdings, LLC(7)	Business Services			77,521	82,549	99,005
Tacmed Holdings, LLC(7)	Healthcare Supplies			77,000	76,744	78,980
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	9,316
Vektek Holdings, LLC(7)	Engineered Products			56,928	56,928	75,271
Total Common Equity					475,942	669,664
Total Equity					$535,258	$728,594
TOTAL INVESTMENTS – 91.8%					$812,667	$1,006,003
OTHER ASSETS IN EXCESS OF LIABILITIES – 8.2%						90,306
NET ASSETS – 100.0%						$1,096,309
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of June 30, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2024 was 5.34%.
(5)    The Company has a first lien on this portfolio company’s assets, except in cases when the portfolio company has a revolving line of credit provided by a third party lender. In some instances the revolving lender has a first priority lien on all assets, whereas, in others, the revolving lender has a first priority lien on only accounts receivable and inventory, if applicable, and a second lien on all other assets.
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 5.4% of fair value percentage of net assets as of June 30, 2024.
(7)    As of June 30, 2024, the Company owned a controlling interest in this portfolio company.

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 20.5%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Lawn Doctor, Inc.	Commercial and Professional Services	(3)	2/7/2025	29,490	29,490	29,490
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC	Engineered Products	(3)	5/6/2029	24,875	24,875	24,875
Total Senior Secured Notes – First Lien					200,816	200,816
Senior Secured Note – Second Lien – 7.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					75,342	75,342
Total Senior Secured Notes					$276,158	$276,158
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023 (CONTINUED)
(in thousands except share data)
Company (1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Equity – 61.3%
ATA Holding Company, LLC(4)	Real Estate Services			37,985	$37,125	$32,376
Auriemma U.S. Roundtables(4)	Information Services and Advisory Solutions			33,094	33,476	58,964
Blue Ridge ESOP Associates	Business Services			11,489	12,793	22,926
Clarion Safety Systems, LLC(4)	Visual Safety Solutions			57,368	57,189	60,451
Douglas Machines Corp.(4)	Sanitation Products			35,500	35,500	43,379
Healthcare Safety Holdings, LLC(4)	Healthcare Supplies			17,320	17,320	44,988
Lawn Doctor, Inc.(4)	Commercial and Professional Services			7,746	27,611	75,165
Milton Industries, Inc.	Engineered Products			6,647	6,647	20,982
Polyform Products, Co.(4)	Hobby Goods and Supplies			10,820	15,599	15,964
Resolution Economics, LLC	Business Services			7,666	8,081	15,189
Sill Holdings, LLC (4)	Business Services			58,549	58,549	58,549
Tacmed Holdings, LLC (4)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC (4)	Engineered Products			56,928	56,928	74,752
Total Equity					$443,818	$600,685
TOTAL INVESTMENTS – 89.5%					$719,976	$876,843
OTHER ASSETS IN EXCESS OF LIABILITIES – 10.5%						102,506
NET ASSETS – 100.0%						$979,349
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
The Company intends for a significant majority of its total assets to be comprised of long-term controlling equity interests and debt positions in the businesses it acquires. In addition, and to a lesser extent, the Company may acquire other debt and minority equity positions. The Company intends to acquire, directly or through syndication, various types of debt including secured and senior unsecured debt, notes and other instruments. The Company may also acquire minority equity interests as a standalone investment and as a co-investment in combination with other funds and partnerships managed by Levine Leichtman Capital Partners, LLC or its affiliates. The Company expects that these positions will comprise a minority of its total assets.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
As of June 30, 2024, the Company held no cash equivalents. As of December 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $73.1 million which represented 7.2% of total assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
Foreign Securities
The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation on investments” in the Company's condensed consolidated statements of operations.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
The following table reflects class-specific expenses by share class during the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$254	$965	$385	$430	$2,049	$125
Total return incentive fees	424	1,209	444	456	2,566	174
Offering expenses	—	113	14	34	124	—
Expense support	—	—	—	—	(79)	21
Other class-specific expenses (1)	9	35	221	124	53	6

	Six Months Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$519	$1,815	$790	$844	$4,006	$252
Total return incentive fees	818	2,167	839	895	4,696	343
Offering expenses	—	212	30	51	248	—
Expense support	—	—	—	—	(336)	(17)
Other class-specific expenses (1)	18	69	448	241	106	12

	Quarter Ended June 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$270	$434	$407	$335	$1,599	$129
Total return incentive fees	152	175	136	133	659	77
Offering expenses	—	361	78	84	524	—
Expense reimbursement	367	38	—	—	352	—
Other class-specific expenses (1)	11	29	226	98	56	9

	Six Months Ended June 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$525	$751	$760	$624	$2,927	$250
Total return incentive fees	570	617	573	511	2,432	264
Offering expenses	—	545	221	166	1,019	—
Expense reimbursement	609	—	—	—	35	—
Other class-specific expenses (1)	22	54	434	190	116	15
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.
Income and expenses which are not class-specific are allocated monthly pro rata among the share classes based on shares outstanding as of the end of the month.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
During the quarter and six months ended June 30, 2024 and 2023, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020 and forward remain subject to examination by taxing authorities.

Recently Issued Accounting Standards Updates

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our consolidated financial statements; however, we do not expect a material impact to our consolidated financial statements as ASU 2023-07 results in additional disclosure only.

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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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

In June 2024, the Company, through its wholly-owned subsidiary, LBR Strategic Capital EquityCo, LLC, made a co-investment in Law Business Research (“LBR”) of approximately $59.4 million. The Company’s co-investment is comprised of a minority common equity position of approximately $0.1 million and $59.3 million of preferred equity.

In June 2024, the Company made an additional equity investment in Sill of approximately $24.0 million.

The Company’s investment portfolio is summarized as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$51,990	$51,990	5.2%	4.7%
Secured	148,701	148,701	14.8	13.6
Second lien	76,718	76,718	7.6	7.0
Total senior secured debt	277,409	277,409	27.6	25.3
Equity
Preferred	59,316	58,930	5.8	5.4
Common	475,942	669,664	66.6	61.1
Total equity	535,258	728,594	72.4	66.5
Total investments	$812,667	$1,006,003	100.0%	91.8%

	As of December 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$200,816	$200,816	22.9%	20.5%
Second lien	75,342	75,342	8.6	7.7
Total senior secured debt	276,158	276,158	31.5	28.2
Equity	443,818	600,685	68.5	61.3
Total investments	$719,976	$876,843	100.0%	89.5%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.2% and have weighted average remaining years to maturity of 4.2 years as of June 30, 2024. The note purchase agreements contain customary covenants and events of default. As of June 30, 2024, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of June 30, 2024 and December 31, 2023, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of June 30, 2024 and December 31, 2023 were as follows:

Industry	June 30, 2024	December 31, 2023
Healthcare Supplies	17.5%	20.0%
Business Services	17.1	13.5
Engineered Products	14.8	16.9
Commercial and Professional Services	13.5	13.6
Information Services and Advisory Solutions	13.2	8.3
Visual Safety Solutions	8.4	9.5
Real Estate Services	7.0	7.9
Sanitation Products	5.5	6.7
Hobby Goods and Supplies	3.0	3.6
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had five significant portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2024 and 2023. The following tables present unaudited summarized operating data for the quarter and six months ended June 30, 2024 and 2023, and summarized balance sheet data as of June 30, 2024 (unaudited) and December 31, 2023 for these portfolio companies (in thousands):

Polyform

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,823	$4,016	$8,544	$8,119
Expenses	(4,819)	(4,301)	(9,158)	(8,674)
Income (loss) before taxes	4	(285)	(614)	(555)
Income tax expense (benefit)	(1)	81	174	158
Net income (loss)	$3	$(204)	$(440)	$(397)

	As of June 30, 2024	As of December 31, 2023
Current assets	$7,522	$7,601
Non-current assets	24,613	25,515
Current liabilities	1,540	1,111
Non-current liabilities	20,545	20,830
Stockholders’ equity	10,050	11,175
Ownership percentage(1)	87%	87%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
Douglas

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$7,305	$9,576	$13,857	$18,007
Expenses	(7,480)	(8,762)	(13,828)	(16,606)
(Loss) income before taxes	(175)	814	29	1,401
Income tax benefit (expense)	193	(37)	179	(175)
Net income	$18	$777	$208	$1,226

	As of June 30, 2024	As of December 31, 2023
Current assets	$10,524	$10,750
Non-current assets	46,388	46,850
Current liabilities	4,194	4,458
Non-current liabilities	15,900	16,271
Stockholders’ equity	36,818	36,871
Ownership percentage(1)	90%	90%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Clarion

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,164	$3,261	$8,557	$6,588
Expenses	(3,463)	(3,055)	(7,106)	(6,261)
Income before taxes	701	206	1,451	327
Income tax expense	(197)	(58)	(405)	(92)
Net income	$504	$148	$1,046	$235

	As of June 30, 2024	As of December 31, 2023
Current assets	$6,070	$5,049
Non-current assets	74,751	75,368
Current liabilities	1,332	1,405
Non-current liabilities	22,654	22,675
Stockholders’ equity	56,835	56,337
Ownership percentage(1)	96%	96%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024

Vektek

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,747	$9,365	$17,819	$19,786
Expenses	(8,624)	(9,392)	(17,420)	(19,048)
Income (loss) before taxes	123	(27)	399	738
Income tax expense	(28)	(1)	(28)	(14)
Net income (loss)	$95	$(28)	$371	$724

	As of June 30, 2024	As of December 31, 2023
Current assets	$14,438	$14,846
Non-current assets	97,870	99,254
Current liabilities	2,174	2,182
Non-current liabilities	49,500	49,625
Stockholders’ equity	60,634	62,293
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Sill

The Company made its initial investment in Sill in October 2023.

	Quarter Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenues	$4,572	$8,245
Expenses	(5,446)	(9,669)
Loss before taxes	(874)	(1,424)
Income tax (expense) benefit	(253)	680
Net loss	$(1,127)	$(744)

	As of June 30, 2024	As of December 31, 2023
Current assets	$9,842	$5,157
Non-current assets	102,029	71,762
Current liabilities	6,349	2,129
Non-current liabilities	18,193	16,668
Stockholders’ equity	87,329	58,122
Ownership percentage(1)	94%	99%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024				As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$277,409	$277,409	$—	$—	$276,158	$276,158
Equity	—	—	728,594	728,594	—	—	600,685	600,685
Total Investments	$—	$—	$1,006,003	$1,006,003	$—	$—	$876,843	$876,843
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

As of June 30, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$277,409	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	11.0% – 15.0% (12.8%) 6.3x – 16.3x (11.7x)	Decrease Increase
Equity	669,574	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	11.0% – 15.0% (12.8%) 6.3x – 16.3x (11.7x)	Decrease Increase
	59,020	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,006,003

As of December 31, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$276,158	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Equity	600,685	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Total	$876,843
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	1,376	92,032	93,408
Principal repayment	(125)	—	(125)
Return of capital(1)	—	(592)	(592)
Net change in unrealized appreciation(2)	—	36,469	36,469
Fair value balance as of June 30, 2024	$277,409	$728,594	$1,006,003
Change in net unrealized appreciation on investments held as of June 30, 2024(2)	$—	$36,469	$36,469

	Six Months Ended June 30, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	83,490	77,000	160,490
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	14,767	14,767
Fair value balance as of June 30, 2023	$260,432	$503,497	$763,929
Change in net unrealized appreciation on investments held as of June 30, 2023(2)	$—	$14,767	$14,767
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.3 million and $1.0 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $0.5 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $4.2 million and $3.2 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $8.2 million and $5.8 million during the six months ended June 30, 2024 and 2023, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $5.3 million and $1.3 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $9.8 million and $5.0 million during the six months ended June 30, 2024 and 2023, respectively.
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received through June 30, 2024, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of June 30, 2024, there was no remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.4 million for the six months ended June 30, 2024. No expense support was due from the Manager and Sub-Manager for the six months ended June 30, 2023.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of June 30, 2024 and 2023. These individuals and entities received distributions from the Company of approximately $0.1 million for each of the quarters ended June 30, 2024 and 2023 and approximately $0.2 million during each of the six months ended June 30, 2024 and 2023, respectively.
Related party fees and expenses incurred for the quarter and six months ended June 30, 2024 and 2023 are summarized below (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2024	2023	2024	2023
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$534	$694	$1,042	$1,336
	Dealer manager fees(1)	75	152	159	416
	Distribution and shareholder servicing fees	319	294	637	563
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(2)(3)	285	1,047	541	1,951
	Base management fees(2)	4,208	3,174	8,226	5,837
	Total return incentive fees(2)	5,273	1,332	9,758	4,967
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	(58)	355	(353)	—

	Expense Support and Condition Reimbursement Agreement: Reimbursement of Expense Support	—	402	—	644
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(2)(4)	219	23	247	48
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(2)(5)	497	361	1,002	546
FOOTNOTES:
(1)Included in “Issuance of common shares through the Public Offerings” in the Company’s condensed consolidated statements of changes in net assets.
(2)Expenses subject to Expense Support, if applicable.
(3)Offering expense reimbursements are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months.
(4)Included in “Professional services” in the Company’s condensed consolidated statements of operations.
(5)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
The following table presents amounts due to related parties net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Due from related parties:
Expense Support	$353	$—
Total due from related parties	353	—
Due to related parties:
Total return incentive fees	$(9,758)	$(13,506)
Reimbursement of Expense Support	—	(644)
Base management fees	(1,443)	(1,338)
Offering expenses	(126)	(92)
Distribution and shareholder servicing fees	(106)	(106)
Reimbursement of third-party operating expenses and pursuit costs	(45)	(101)
Total due to related parties	$(11,478)	$(15,787)
Due to related parties, net	$(11,125)	$(15,787)

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the six months ended June 30, 2024 and 2023 (six record dates). The Company’s distributions are paid in the same month as the declared record date. The following table reflects the total distributions declared during the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Six Months Ended June 30,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011
Second Quarter	9,214	4,344	4,870	7,195	2,976	4,219
	$18,021	$8,400	$9,621	$13,796	$5,566	$8,230
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 - June 30, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 - June 30, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$9,987	55.4%	$11,512	83.4%
Distributions in excess of net investment income(2)	8,034	44.6	2,284	16.6
Total distributions declared	$18,021	100.0%	$13,796	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support (reimbursement), net of $353 and $(644) for the six months ended June 30, 2024 and 2023, respectively. See Note 5. “Related Party Transactions” for additional information.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
(2)     Consists of distributions made from offering proceeds for the periods presented.
In June 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 26, 2027 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 27, 2024, the public offering price was $37.10 per Class A share, $35.80 per Class T share, $33.73 per Class D share and $34.47 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Six Months Ended June 30, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1,238	$42,696	$(926)	$41,770	72	$2,427	1,310	$44,197	$33.77
Class T	169	6,007	(275)	5,732	26	889	195	6,621	33.82
Class D	305	10,227	—	10,227	27	910	332	11,137	33.56
Class I	1,466	50,219	—	50,219	122	4,174	1,588	54,393	34.25
	3,178	$109,149	$(1,201)	$107,948	247	$8,400	3,425	$116,348	$33.98

	Six Months Ended June 30, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company(2)	Average Net Proceeds per Share
Class A	1,078	$36,340	$(1,069)	$35,271	34	$1,124	1,112	$36,395	$32.75
Class T	429	14,684	(683)	14,001	26	843	455	14,844	32.67
Class D	343	11,067	—	11,067	21	692	364	11,759	32.37
Class I	2,049	67,988	—	67,988	88	2,907	2,137	70,895	33.17
	3,899	$130,079	$(1,752)	$128,327	169	$5,566	4,068	$133,893	$32.93

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
FOOTNOTES:
(1)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.
(2)Approximately $25.4 million of net proceeds for shares sold and issued on June 30, 2023 were received in cash in July 2023.

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
During the six months ended June 30, 2024 and 2023, the Company received requests for the repurchase of approximately $26.6 million and $8.8 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	109	$4,059	$36.99
Class A	76	2,536	33.80
Class T	113	3,814	33.76
Class D	49	1,633	33.59
Class I	400	13,737	34.32
Class S	20	777	37.89
Six Months Ended June 30, 2024	767	$26,556	$34.62

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	24	$861	$35.30
Class A	47	1,541	32.71
Class T	12	379	32.68
Class D	11	340	32.35
Class I	169	5,609	33.16
Class S	2	84	35.86
Six Months Ended June 30, 2023	265	$8,814	$33.25
As of June 30, 2024 and December 31, 2023, the Company had a payable for shares repurchased of approximately $12.8 million and $8.2 million, respectively, which were paid in July and January 2024, respectively.
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
During the six months ended June 30, 2024, approximately 160,000 Class T shares were converted to approximately 160,000 Class A shares at an average conversion rate of 1.00. During the six months ended June 30, 2023, approximately 80,000 Class T shares were converted to approximately 80,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
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

In February 2024, CNL Strategic Capital B, Inc. (“Borrower”), a wholly-owned subsidiary of the Company, and Valley National Bank, entered into a Revolving Loan Agreement (the “2024 Loan Agreement”) for a $50.0 million revolving line of credit (the “2024 Line of Credit”). Unless extended, the Line of Credit has a maturity date of February 15, 2025. In connection with the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.16 million. The Borrower is required to pay interest on any borrowed amounts under the 2024 Line of Credit at a rate per year equal to the 1-Month Term SOFR plus 2.75%. Interest payments are due on the first calendar day of the month in arrears. Furthermore, the Borrower is required to pay a quarterly unused borrowing fee at an annual rate of 0.15% on the difference between (i) total 2024 Line of Credit amount and (ii) the aggregate average daily balance of outstanding borrowings under the 2024 Line of Credit during such quarter. The Borrower may prepay, without penalty, all or any part of the borrowings under the 2024 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2024 Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank and restrictions on incurring certain levels of additional debt by the Company.

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
The Company had not borrowed any amounts under the 2024 Line of Credit as of June 30, 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current tax (benefit) expense	$(5)	$27	$(5)	$—
Deferred tax expense	496	630	1,267	2,154
Total income tax expense	$491	$657	$1,262	$2,154
The effective tax rate for the six months ended June 30, 2024 and 2023 was 2.7% and 8.2%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets:
Carryforwards of net operating loss	$1,203	$1,249
Unrealized depreciation on investments	537	913
Other	20	—
Valuation allowance	(979)	(1,324)
Total deferred tax assets	781	838
Deferred tax liabilities:
Unrealized appreciation on investments	(9,510)	(8,300)
Total deferred tax liabilities	(9,510)	(8,300)
Deferred tax liabilities, net	$(8,729)	$(7,462)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2024, the Company was not involved in any legal proceedings.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Six Months Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income, before Expense Support (reimbursement)(1)	0.63	0.27	0.14	0.24	0.27	0.61
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.02	0.01
Net investment income(1)	0.63	0.27	0.14	0.24	0.29	0.62
Net realized and unrealized gains, net of taxes(1)(3)	1.16	1.18	1.16	1.16	1.17	1.17
Net increase resulting from investment operations	1.79	1.45	1.30	1.40	1.46	1.79
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$37.83	$34.39	$34.44	$34.15	$34.89	$38.41

Net assets, end of period	$153,969	$225,141	$87,854	$99,566	$463,428	$66,351
Average net assets(5)	$153,211	$193,949	$88,113	$91,561	$434,739	$65,669
Shares outstanding, end of period	4,070	6,546	2,551	2,915	13,283	1,728
Distributions declared	$2,590	$3,581	$1,302	$1,535	$7,921	$1,092
Total investment return based on net asset value before total return incentive fee(6)	5.45%	5.35%	4.89%	5.19%	5.37%	5.38%
Total investment return based on net asset value after total return incentive fee(6)	4.79%	4.35%	3.90%	4.25%	4.32%	4.84%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.62%	1.39%	1.73%	1.55%	1.30%	0.67%
Total operating expenses before Expense Support (reimbursement)	1.15%	2.51%	2.69%	2.52%	2.38%	1.19%
Total operating expenses after Expense Support (reimbursement)	1.15%	2.51%	2.69%	2.52%	2.30%	1.16%
Net investment income before total return incentive fee(8)	2.23%	1.92%	1.38%	1.70%	1.93%	2.18%
Net investment income	1.70%	0.80%	0.43%	0.72%	0.85%	1.66%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024

	Six Months Ended June 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income before Expense Support (reimbursement)(1)	0.82	0.43	0.34	0.42	0.46	0.79
Expense Support (reimbursement)(1)(2)	(0.14)	—	—	—	—	—
Net investment income(1)	0.68	0.43	0.34	0.42	0.46	0.79
Net realized and unrealized gains, net of taxes(1)(3)	0.56	0.57	0.56	0.55	0.56	0.56
Net increase resulting from investment operations	1.24	1.00	0.90	0.97	1.02	1.35
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$35.51	$32.82	$32.86	$32.52	$33.27	$36.11

Net assets, end of period	$149,848	$109,609	$88,905	$75,127	$357,356	$63,659
Average net assets(5)	$149,437	$83,585	$83,426	$67,973	$319,159	$63,169
Shares outstanding, end of period	4,220	3,340	2,706	2,310	10,741	1,763
Distributions declared	$2,647	$1,590	$1,274	$1,179	$6,003	$1,103
Total investment return based on net asset value before total return incentive fee(6)	3.89%	3.67%	3.45%	3.75%	3.81%	4.26%
Total investment return based on net asset value after total return incentive fee(6)	3.46%	3.09%	2.79%	3.05%	3.11%	3.83%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.62%	1.91%	1.97%	1.72%	1.55%	0.67%
Total operating expenses before Expense Support (reimbursement)	1.00%	2.65%	2.66%	2.47%	2.31%	1.08%
Total operating expenses after Expense Support (reimbursement)	1.41%	2.65%	2.66%	2.47%	2.32%	1.08%
Net investment income before total return incentive fee(8)	2.30%	2.06%	1.73%	2.05%	2.14%	2.62%
Net investment income	1.92%	1.32%	1.04%	1.29%	1.38%	2.20%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2024, approximately 7% and 5% of total return incentive fees for Class I and Class S, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T or Class D were covered by Expense Support. For the six months ended June 30, 2023, approximately 8% and 18% of total return incentive fees for Class A and Class I, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class T, Class D or Class S were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2024
13. Subsequent Events
Distributions
In July 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 26, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2024, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of July 30, 2024. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 30, 2024:
Offering Price, Per Share	$37.58	$36.16	$34.15	$34.89
Selling Commissions, Per Share	2.25	1.08	—	—
Dealer Manager Fees, Per Share	0.94	0.64	—	—
Capital Transactions
During the period July 1, 2024 through August 7, 2024, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	343	$12,050	$(266)	$11,784	14	$470	357	$12,254	$34.39
Class T	40	1,445	(67)	1,378	4	144	44	1,522	34.44
Class D	95	3,252	—	3,252	5	163	100	3,415	34.15
Class I	228	7,943	—	7,943	21	742	249	8,685	34.89
	706	$24,690	$(333)	$24,357	44	$1,519	750	$25,876	$34.53
Investments
In July 2024, the Company, through its wholly-owned subsidiary, MAP Strategic Capital EquityCo, LLC acquired an approximately 50.5% indirect equity ownership interest in Madison Retirement Holdings TopCo, LLC (“MAP”). The Company’s total investment of $29.5 million in MAP is comprised of an indirect common equity interest investment of approximately $21.5 million and a concurrent debt investment of $8.0 million made through its wholly-owned subsidiary, MAP Strategic Capital DebtCo, LLC, in the form of a senior secured note issued by MAP.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the quarter and six months ended June 30, 2024 and 2023. Amounts as of December 31, 2023 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 15 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of June 30, 2024, we had ten investments structured as controlling equity interests in combination with debt positions, four investments structured as minority equity interests in combination with debt positions and one investment structured as a minority equity interest. All of our debt investments were current as of June 30, 2024.
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
Through June 30, 2024, we had received net proceeds from the Public Offerings of approximately $850.5 million, including approximately $36.6 million received through our distribution reinvestment plan. As of June 30, 2024, the public offering price was $37.10 per Class A share, $35.80 per Class T share, $33.73 per Class D share and $34.47 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Initial Public Offering.
Through June 30, 2024, we had incurred selling commissions and dealer manager fees of approximately $12.8 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through June 30, 2024, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $11.0 million based on actual amounts raised through the Public Offerings through June 30, 2024. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
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
In July 2024, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of July 30, 2024. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 30, 2024:
Public Offering Price, Per Share	$37.58	$36.16	$34.15	$34.89
Selling Commissions, Per Share	2.25	1.08	—	—
Dealer Manager Fees, Per Share	0.94	0.64	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1,025.9 million, including approximately $36.6 million received through our distribution reinvestment plan as of June 30, 2024.

Portfolio and Investment Activity
As of June 30, 2024, we had invested in 15 portfolio companies, consisting of equity investments and debt investments in all but one portfolio company. The table below presents our portfolio company investments (in millions):

		As of June 30, 2024
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	8/1/2025	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	8/1/2024	2.0	2.0
Milton Industries Inc.	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics, LLC	1/2/2020	8	8.1	Second Lien	15.0	1/2/2026	2.8	10.9
Blue Ridge	3/24/2020	16	12.9	Second Lien	15.0	12/28/2028	2.6	15.5
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	96	56.8	First Lien	15.0	12/9/2028	22.5	79.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.7	24.7
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	94	82.5	Secured	14.0	10/20/2030	15.9	98.4
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	7	59.4	(4)	(4)	(4)	—	59.4
			$535.1				$277.4	$812.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2024, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2024.
(3)    As of June 30, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2024 was 5.34%.
(4)    Investment in portfolio company consists of minority equity interests only.
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

Lawn Doctor
As of June 30, 2024 and December 31, 2023, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $99.2 million and $100.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,433	$13,066	$23,225	$22,194

Net income (GAAP)	$1,299	$845	$1,515	$1,102
Interest and debt related expenses	1,473	1,616	2,948	3,057
Depreciation and amortization	633	650	1,272	1,296
Income tax expense	477	378	646	478
Adjusted EBITDA (non-GAAP)	$3,882	$3,489	$6,381	$5,933

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,350	$2,112	$3,863	$3,592
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 61% of Lawn Doctor.
Polyform
As of June 30, 2024 and December 31, 2023, Polyform Products, Co. (“Polyform”) had total assets of approximately $32.1 million and $33.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Polyform for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,823	$4,016	$8,544	$8,119

Net income (loss) (GAAP)	$3	$(204)	$(440)	$(397)
Interest and debt related expenses	723	719	1,446	1,435
Depreciation and amortization	464	465	929	930
Income tax expense (benefit)	1	(81)	(174)	(158)
Adjusted EBITDA (non-GAAP)	$1,191	$899	$1,761	$1,810

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,038	$783	$1,534	$1,577
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 87% of Polyform.

Roundtables
As of June 30, 2024 and December 31, 2023, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $66.6 million and $61.6 million, respectively. In August 2023, Roundtables acquired insideARM, a U.S.-based company providing services to the third-party debt collection industry.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,328	$4,120	$8,639	$8,199

Net income (GAAP)	$145	$420	$2	$479
Interest and debt related expenses	616	647	1,267	1,291
Depreciation and amortization	561	510	1,083	1,022
Income tax expense	45	139	1	146
Adjusted EBITDA (non-GAAP)	$1,367	$1,716	$2,353	$2,938

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,104	$1,386	$1,900	$2,373
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 81% of Roundtables.
HSH
As of June 30, 2024 and December 31, 2023, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $42.7 million and $45.0 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,767	$8,976	$17,098	$17,693

Net income (GAAP)	$583	$872	$1,180	$1,532
Interest and debt related expenses	926	914	1,837	1,831
Depreciation and amortization	747	754	1,494	1,505
Income tax expense	205	340	415	597
Adjusted EBITDA (non-GAAP)	$2,461	$2,880	$4,926	$5,465

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,834	$2,146	$3,670	$4,072
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 75% of HSH.

ATA
As of June 30, 2024 and December 31, 2023, ATA Holding Company, LLC (“ATA”) had total assets of approximately $87.5 million and $89.2 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$14,627	$13,578	$24,824	$22,950

Net income (loss) (GAAP)	$743	$253	$(1,646)	$(2,678)
Interest and debt related expenses	1,475	1,504	2,935	3,004
Depreciation and amortization	1,084	1,095	2,185	2,191
Adjusted EBITDA (non-GAAP)	$3,302	$2,852	$3,474	$2,517

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,477	$2,139	$2,606	$1,888
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 75% of ATA.
Douglas
As of June 30, 2024 and December 31, 2023, Douglas Machines Corp. (“Douglas”) had total assets of approximately $56.9 million and $57.6 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of Douglas for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$7,305	$9,576	$13,857	$18,007

Net income (GAAP)	$18	$777	$208	$1,226
Interest and debt related expenses	638	627	1,288	1,248
Depreciation and amortization	355	252	708	677
Income tax (benefit) expense	(193)	37	(179)	175
Adjusted EBITDA (non-GAAP)	$818	$1,693	$2,025	$3,326

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$738	$1,528	$1,827	$3,001
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 90% of Douglas.

Clarion
As of June 30, 2024 and December 31, 2023, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $80.8 million and $80.4 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of Clarion for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,164	$3,261	$8,557	$6,588

Net (loss) income (GAAP)	$504	$148	$1,046	$235
Interest and debt related expenses	836	850	1,677	1,693
Depreciation and amortization	257	247	513	494
Income tax expense	197	58	405	92
Adjusted EBITDA (non-GAAP)	$1,794	$1,303	$3,641	$2,514

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,727	$1,277	$3,506	$2,463

FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 96% and 98%, respectively, of Clarion.
Vektek
As of June 30, 2024 and December 31, 2023, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $112.3 million and $114.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Vektek for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,747	$9,365	$17,819	$19,786

Net income (loss) (GAAP)	$95	$(28)	$371	$724
Interest and debt related expenses	1,562	2,190	3,119	3,713
Depreciation and amortization	908	902	1,830	1,804
Income tax expense	28	1	28	14
Adjusted EBITDA (non-GAAP)	$2,593	$3,065	$5,348	$6,255

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,171	$2,565	$4,477	$5,236
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 84% of Vektek.

TacMed
As of June 30, 2024 and December 31, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $109.4 million and $114.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$9,469	$8,570	$17,897	$9,356

Net loss (GAAP)	$(1,458)	$(3,792)	$(3,565)	$(5,880)
Interest and debt related expenses	1,173	1,161	2,346	1,267
Depreciation and amortization	1,530	1,269	2,790	1,366
Income tax benefit	(425)	(1,194)	(653)	(1,174)
Transaction related expenses(1)	15	107	26	1,942
Purchase accounting impact on cost of goods sold(2)	—	3,250	—	3,250
Adjusted EBITDA (non-GAAP)	$835	$801	$944	$771

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$797	$765	$901	$736
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
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024 and 2023, we owned approximately 95% of TacMed.
Sill
As of June 30, 2024 and December 31, 2023, Sill Holdings, LLC (“Sill”) had total assets of approximately $111.9 million and $76.9 million, respectively. The Company made its initial investment in Sill in October 2023. In June 2024, Sill acquired Seltser and Goldstein Public Insurance Adjusters (“S&G”). Headquartered in Peabody, MA, S&G is a public insurance adjuster primarily representing residential and commercial property owners.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Sill for the quarter and six months ended June 30, 2024 (in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenues	$4,572	$8,245

Net loss (GAAP)	$(1,127)	$(744)
Interest and debt related expenses	569	1,138
Depreciation and amortization	551	1,101
Income tax expense (benefit)	253	(680)
Adjusted EBITDA (non-GAAP)	$246	$815

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$230	$763
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2024, we owned approximately 94% of Sill.

Other Portfolio Companies
As of June 30, 2024, we held minority equity and debt positions in four portfolio companies and held a minority equity position in one portfolio company. One of these portfolio companies completed the following add-on acquisition during the six months ended June 30, 2024:
•In May 2024, Blue Ridge ESOP Associates (“Blue Ridge”) acquired TSC 401K. TSC 401K is a premier third-party administration firm that offers expert retirement plan consulting, design, and administration solutions for businesses and their financial advisors.

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
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $124.2 million and $134.5 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $109.4 million and $102.9 million in net proceeds during the six months ended June 30, 2024 and 2023, respectively, from the Public Offerings, which excludes approximately $8.4 million and $5.6 million raised through our distribution reinvestment plan, respectively. As of June 30, 2024, we had approximately 815 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $0.6 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2023, we received proceeds from sales and redemptions of U.S. Treasury bills of approximately $590.8 million which were reinvested in new U.S. Treasury bills. We did not have any sale or redemptions of U.S. Treasury bills for the six months ended June 30, 2024.
Borrowings. We did not borrow any amounts during the six months ended June 30, 2024 or 2023. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2022 Line of Credit and 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $93.3 million and $160.5 million of cash to purchase portfolio company investments during the six months ended June 30, 2024 and 2023, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $4.8 million and $1.2 million during the six months ended June 30, 2024 and 2023, respectively.
Distributions. We paid distributions to our shareholders of approximately $9.6 million and $8.2 million (which excludes distributions reinvested of approximately $8.4 million and $5.6 million, respectively) during the six months ended June 30, 2024 and 2023, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $22.0 million and $4.9 million during the six months ended June 30, 2024 and 2023, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.1 million in deferred financing costs during the six months ended June 30, 2024 and 2023.
Reimbursement of Expense Support. During the six months ended June 30, 2024 and 2023, we reimbursed the Manager and Sub-Manager approximately $0.6 million and $2.4 million, respectively, for Expense Support received in previous years. Expense Support is received or Expense Support reimbursement is paid annually. As of June 30, 2024, there is no remaining unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.4 million during the six months ended June 30, 2024. No expense support was due from the Manager and Sub-Manager for the six months ended June 30, 2023. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the six months ended June 30, 2024 and 2023 (six record dates). The following table reflects the total distributions declared during the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Six Months Ended June 30,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011
Second Quarter	9,214	4,344	4,870	7,195	2,976	4,219
	$18,021	$8,400	$9,621	$13,796	$5,566	$8,230
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 – June 30, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 – June 30, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$9,634	100.1%	$12,156	147.7%
Expense Support (reimbursement)	353	3.7	(644)	(7.8)
Net investment income	$9,987	103.8%	$11,512	139.9%
Cash distributions declared, net of distributions reinvested(2)	$9,621	100.0%	$8,230	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $8,400 and $5,566 of distributions reinvested pursuant to our distribution reinvestment plan during the six months ended June 30, 2024 and 2023, respectively.
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
During the six months ended June 30, 2024 and 2023, we received requests for the repurchase of approximately $26.6 million and $8.8 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	109	$4,059	$36.99
Class A shares	76	2,536	33.80
Class T shares	113	3,814	33.76
Class D shares	49	1,633	33.59
Class I shares	400	13,737	34.32
Class S shares	20	777	37.89
Six Months Ended June 30, 2024	767	$26,556	$34.62

Class FA shares	24	$861	$35.30
Class A shares	47	1,541	32.71
Class T shares	12	379	32.68
Class D shares	11	340	32.35
Class I shares	169	5,609	33.16
Class S shares	2	84	35.86
Six Months Ended June 30, 2023	265	$8,814	$33.25

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through June 30, 2024, we had acquired equity and debt investments in 15 portfolio companies. As of June 30, 2024 and 2023, the fair value of our portfolio company investments totaled approximately $1,006.0 million and $763.9 million, respectively. Additionally, as of June 30, 2023, we had invested in U.S. Treasury bills with a fair value of $50.2 million. We did not have any U.S. Treasury bills at June 30, 2024. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$17,155	$14,506	$32,075	$27,824
Total operating expenses	(11,952)	(7,121)	(22,446)	(15,668)
Expense support (reimbursement), net	58	(757)	353	(644)
Net investment income before taxes	5,261	6,628	9,982	11,512
Income tax benefit (expense)	5	(27)	5	—
Net investment income	5,266	6,601	9,987	11,512
Total net realized gain on investments	—	—	—	4
Total net change in unrealized appreciation on investments	18,972	(482)	35,202	12,606
Net increase in net assets resulting from operations	$24,238	$6,119	$45,189	$24,122
Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2024 and 2023 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
From portfolio company investments:
Interest income	$9,961	$7,993	$19,888	$14,841
Dividend income	5,368	5,370	9,041	10,607
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,826	1,143	3,146	2,376
Total investment income	$17,155	$14,506	$32,075	$27,824
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of June 30, 2024 and 2023. As of June 30, 2024 and 2023, our weighted average annual yield on our accruing debt investments was 14.2% and 12.1%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.0 million and $8.0 million for quarters ended June 30, 2024 and 2023, respectively, and approximately $19.9 million and $14.8 million during the six months ended June 30, 2024 and 2023. The increase in interest income from portfolio company investments during the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023, is primarily attributable to new debt investments made during the twelve months ended June 30, 2024 of approximately $17.2 million and the additional debt investments made in existing portfolio companies on June 30, 2023 of approximately $54.5 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $5.4 million for the quarters ended June 30, 2024 and 2023, and approximately $9.0 million and $10.6 million during the six months ended June 30, 2024 and 2023, respectively. During each of the six months ended June 30, 2024 and 2023, we received dividend income from eleven and eight of our portfolio companies, respectively.
Our total investment income for the six months ended June 30, 2024, resulted in annualized cash yields ranging from 2.2% to 19.7% based on our investment cost, as compared to 2.6% to 19.4% for the six months ended June 30, 2023.

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
Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total return incentive fees	$5,273	$1,332	$9,758	$4,967
Base management fees	4,208	3,174	8,226	5,837
Offering expenses	285	1,047	541	1,951
Professional services	997	511	1,584	1,011
Pursuit costs	497	361	1,002	546
Distribution and shareholder servicing fees	319	294	637	563
Custodian and accounting fees	134	140	267	278
Insurance expense	53	52	103	106
Director fees and expenses	54	50	107	101
General and administrative expenses	132	160	221	308
Total operating expenses	11,952	7,121	22,446	15,668
Expense support	(58)	355	(353)	—
Reimbursement of expense support	—	402	—	644
Net expenses	$11,894	$7,878	$22,093	$16,312
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
We recorded total return incentive fees of approximately $5.3 million and $1.3 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $9.8 million and $5.0 million during the six months ended June 30, 2024 and 2023, respectively. The increase in total return incentive fees during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.

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
We incurred base management fees of approximately $4.2 million and $3.2 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $8.2 million and $5.8 million during the six months ended June 30, 2024 and 2023, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $904.7 million and $666.2 million during the six months ended June 30, 2024 and 2023, respectively.
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
We expensed offering expenses of approximately $0.3 million and $1.0 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $0.5 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively. The decrease is due to lower incurred offering expenses by the Manager during the quarter and six months ended June 30, 2024.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.5 million and $0.4 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $1.0 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.3 million during each of the quarters ended June 30, 2024 and 2023 and approximately $0.6 million during each of the six months ended June 30, 2024 and 2023.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.4 million and $0.9 million during the quarters ended June 30, 2024 and 2023, respectively, and approximately $2.3 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively.

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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the six months ended June 30, 2023, we recorded reimbursement of Expense Support of approximately $0.4 million. We reimbursed approximately $0.6 million and $2.4 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, there is no remaining amount of Expense Support to be collected from the Manager and Sub-Manager subject to reimbursement. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $0.4 million during each of the six months ended June 30, 2024 and 2023.
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
During the quarter and six months ended June 30, 2024, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $19.5 million and $36.5 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on ten portfolio companies of approximately $43.4 million, offset partially by gross unrealized depreciation on five portfolio companies of approximately $6.9 million during the six months ended June 30, 2024. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions and multiple expansion in certain of our portfolio companies. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $0.5 million and $1.3 million during the quarter and six months ended June 30, 2024.

During the quarter and six months ended June 30, 2023, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $0.1 million and $14.8 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on seven portfolio companies of approximately $31.8 million, offset partially by gross unrealized depreciation on four portfolio company of approximately $17.1 million during the six months ended June 30, 2023. One portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $0.6 million and $2.2 million during the quarter and six months ended June 30, 2023.
Net Assets
During the quarter and six months ended June 30, 2024 and 2023, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations	$24,238	$6,119	$45,189	$24,122
Distributions to shareholders	(9,214)	(7,195)	(18,021)	(13,796)
Capital transactions	47,052	65,620	89,792	125,079
Net increase in net assets	$62,076	$64,544	$116,960	$135,405
Operations increased by approximately $18.1 million and $21.1 million, respectively, during the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023. The increase in operations for the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $19.5 million and $22.6 million, respectively, and a decrease in net investment income of approximately $1.3 million and $1.5 million, respectively.
Distributions increased approximately $2.0 million and $4.2 million, respectively, during the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $18.6 million and $35.3 million, respectively, during the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023. The decrease in capital transactions for the quarter and six months ended June 30, 2024, as compared to the quarter and six months ended June 30, 2023, is primarily due to an increase in share repurchases of approximately $6.5 million and $17.7 million, respectively, and a decrease in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $12.1 million and $17.5 million, respectively.

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

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	4.8%	9.9%	29.1%	68.1%	14.6%	93.7%	Feb. 7, 2018 - June 30, 2024
Class FA (with sales load)	(2.0)%	2.8%	20.7%	57.2%	12.7%	81.1%	Feb. 7, 2018 - June 30, 2024
Class A (no sales load)	4.4%	8.8%	24.9%	58.1%	12.7%	79.4%	Apr. 10, 2018 - June 30, 2024
Class A (with sales load)	(4.5)%	(0.5)%	14.3%	44.7%	10.3%	64.1%	Apr. 10, 2018 - June 30, 2024
Class I	4.3%	8.8%	25.1%	59.0%	13.1%	81.3%	Apr. 10, 2018 - June 30, 2024
Class T (no sales load)	3.9%	8.0%	23.0%	51.4%	11.2%	68.4%	May 25, 2018 - June 30, 2024
Class T (with sales load)	(1.0)%	2.9%	17.2%	44.2%	9.9%	60.4%	May 25, 2018 - June 30, 2024
Class D	4.3%	8.6%	25.1%	55.8%	11.7%	70.5%	June 26, 2018 - June 30, 2024
Class S (no sales load)	4.8%	10.0%	31.3%	N/A	14.9%	63.6%	Mar. 31, 2020 - June 30, 2024
Class S (with sales load)	1.2%	6.2%	26.7%	N/A	13.6%	57.8%	Mar. 31, 2020 - June 30, 2024
FOOTNOTES:
(1)     For the period from July 1, 2023 to June 30, 2024.
(2)    For the period from July 1, 2021 to June 30, 2024.
(3)    For the period from July 1, 2019 to June 30, 2024.
(4)    For the period from the date the first share was issued for each respective share class to June 30, 2024. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.
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

Hedging Activities
As of June 30, 2024, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
We had not borrowed any money as of June 30, 2024. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of June 30, 2024, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of June 30, 2024, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $5.9 million.
Additionally, some of the portfolio companies we invest in conduct business in foreign jurisdictions and therefore our investments have an indirect exposure to risks associated with changes in foreign exchange rates.

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
As of June 30, 2024, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended June 30, 2024, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2024 to April 30, 2024	—	$—	—	$26,894
May 1, 2024 to May 31, 2024	—	—	—	26,894
June 1, 2024 to June 30, 2024	367	$34.45	367	14,118
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2024, we received requests for the repurchase of approximately $12,776 of our common shares. Our board of directors approved the repurchases.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2024.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)