Form 10-Q
period 2024-09-30
CNL Strategic Capital, LLC
filed 2024-11-07
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 6, 2024, the Company had 4,039,518 Class FA shares, 8,104,716 Class A shares, 2,606,674 Class T shares, 3,107,922 Class D shares, 14,202,594 Class I shares and 1,721,750 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Portfolio company investments at fair value (amortized cost of $841,739 and $719,976, respectively)	$1,051,921	$876,843
Cash and cash equivalents	152,061	134,453
Receivable for shares sold	—	1,411
Prepaid expenses and other assets	565	440
Total assets	1,204,547	1,013,147
Liabilities
Due to related parties, net (Note 5)	16,771	15,787
Payable for shares repurchased	11,767	8,224
Deferred tax liabilities, net	10,029	7,462
Accounts payable and other accrued expenses	2,060	2,325
Total liabilities	40,627	33,798
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,040 and 4,179 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 7,703 and 5,328 shares issued, respectively; 7,413 and 5,152 shares outstanding, respectively	7	5
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,500 and 3,179 shares issued, respectively; 2,569 and 2,629 shares outstanding, respectively	3	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,232 and 2,714 shares issued, respectively; 3,089 and 2,632 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 15,210 and 12,846 shares issued, respectively; 13,832 and 12,095 shares outstanding, respectively	14	12
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,721 and 1,748 shares outstanding, respectively	2	2
Capital in excess of par value	995,428	851,529
Distributable earnings	168,459	127,791
Total Members’ Equity	$1,163,920	$979,349

Net asset value per share:
Class FA	$38.41	$36.67
Class A	$34.78	$33.57
Class T	$34.83	$33.64
Class D	$34.53	$33.31
Class I	$35.26	$34.06
Class S	$38.96	$37.25
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
From portfolio company investments:
Interest income	$10,333	$9,436	$30,221	$24,277
Dividend income	6,634	5,017	15,675	15,624
Payment-in-kind (“PIK”) dividend income	1,490	—	1,490	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,221	1,468	4,367	3,844
Total investment income	19,678	15,921	51,753	43,745
Operating expenses
Total return incentive fees	5,174	3,743	14,932	8,710
Base management fees	4,802	3,505	13,028	9,342
Offering expenses	338	1,071	879	3,022
Professional services	851	490	2,435	1,501
Pursuit costs	(159)	682	843	1,228
Distribution and shareholder servicing fees	334	310	971	873
Custodian and accounting fees	127	142	394	420
Insurance expense	56	51	159	157
Director fees and expenses	52	50	159	151
General and administrative expenses	104	115	325	423
Total operating expenses	11,679	10,159	34,125	25,827
Expense support	353	—	—	—
Reimbursement of expense support	—	—	—	644
Net operating expenses	12,032	10,159	34,125	26,471
Net investment income before taxes	7,646	5,762	17,628	17,274
Income tax expense	(15)	—	(10)	—
Net investment income	7,631	5,762	17,618	17,274
Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain on investments:
U.S. Treasury bills	—	—	—	4
Total net realized gain on investments	—	—	—	4
Net change in unrealized appreciation on investments, including unrealized foreign currency gain:
Portfolio company investments	16,845	14,069	53,314	28,836
U.S. Treasury bills	—	(15)	—	(22)
Provision for deferred taxes on investments	(1,300)	(2,088)	(2,567)	(4,242)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	15,545	11,966	50,747	24,572
Net gain on investments	15,545	11,966	50,747	24,576
Net increase in net assets resulting from operations	$23,176	$17,728	$68,365	$41,850
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations per share
Class FA	$0.88	$0.83	$2.68	$2.07
Class A	$0.74	$0.65	$2.15	$1.62
Class T	$0.64	$0.57	$1.94	$1.47
Class D	$0.66	$0.63	$2.06	$1.59
Class I	$0.69	$0.65	$2.14	$1.66
Class S	$0.87	$0.82	$2.65	$2.17

Weighted average shares
Class FA	4,069	4,219	4,118	4,230
Class A	6,897	3,794	6,130	2,972
Class T	2,562	2,712	2,590	2,605
Class D	2,999	2,388	2,822	2,197
Class I	13,544	11,107	12,974	10,124
Class S	1,728	1,763	1,741	1,764
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2024	31,093	$31	$941,319	$154,959	$1,096,309
Net investment income	—	—	—	7,631	7,631
Net change in unrealized appreciation on investments	—	—	—	15,545	15,545
Distributions to shareholders	—	—	—	(9,676)	(9,676)
Issuance of common shares through the Public Offerings	1,770	2	61,183	—	61,185
Issuance of common shares through distribution reinvestment plan	136	—	4,693	—	4,693
Repurchase of common shares pursuant to share repurchase program	(335)	—	(11,767)	—	(11,767)
Balance as of September 30, 2024	32,664	$33	$995,428	$168,459	$1,163,920

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	17,618	17,618
Net change in unrealized appreciation on investments	—	—	—	50,747	50,747
Distributions to shareholders	—	—	—	(27,697)	(27,697)
Issuance of common shares through the Public Offerings	4,948	5	169,128	—	169,133
Issuance of common shares through distribution reinvestment plan	383	—	13,093	—	13,093
Repurchase of common shares pursuant to share repurchase program	(1,102)	(1)	(38,322)	—	(38,323)
Balance as of September 30, 2024	32,664	$33	$995,428	$168,459	$1,163,920

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net increase in net assets resulting from operations	$68,365	$41,850
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(122,719)	(161,517)
Proceeds from return of capital on portfolio company investments	2,445	165
Purchases of investments in U.S. Treasury bills	—	(754,978)
Proceeds from redemptions/sales of U.S. Treasury bills	—	813,660
Net realized gain on investments	—	(4)
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(53,314)	(28,814)
Accretion of discounts	—	(2,476)
PIK dividends	(1,490)	—
Increase (decrease) in due to related parties	984	(4,764)
(Decrease) increase in accounts payable and other accrued expenses	(265)	163
Increase in deferred tax liabilities, net	2,567	4,242
Increase in prepaid expenses and other assets	(64)	(35)
Other operating activities	102	209
Net cash used in operating activities	(103,389)	(92,299)
Financing Activities:
Proceeds from issuance of common shares	170,544	198,606
Payment on repurchases of common shares	(34,780)	(11,182)
Distributions paid, net of distributions reinvested	(14,604)	(12,694)
Deferred financing costs	(163)	(125)
Net cash provided by financing activities	120,997	174,605
Net increase in cash and cash equivalents	17,608	82,306
Cash and cash equivalents, beginning of period	134,453	36,837
Cash and cash equivalents, end of period	$152,061	$119,143
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$13,093	$8,967
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$121	$230
Payable for shares repurchased	$11,767	$6,767

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2024
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 5.1%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Business Services	15.0%	7/18/2031	8,000	8,000	8,000
Total Senior Secured Notes – First Lien					59,990	59,990
Senior Secured Note –12.8%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	6/1/2025	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC(5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,813	24,687	24,687
Total Senior Secured Note					148,638	148,638
Senior Secured Notes – Second Lien – 6.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Total Senior Secured Notes					$285,346	$285,346
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2024 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.5%
LOCI Topco Limited(6)	Information Services and Advisory Solutions	8.5% PIK(7)		46,597,751	$60,804	$63,900
Total Preferred Equity					60,804	63,900
Common Equity – 60.4%
ATA Holding Company, LLC(8)	Real Estate Services			37,985	$37,125	$34,443
Auriemma U.S. Roundtables(8)	Information Services and Advisory Solutions			33,094	33,476	59,323
Blue Ridge ESOP Associates	Business Services			11,489	10,940	34,995
Clarion Safety Systems, LLC(8)	Visual Safety Solutions			57,368	56,816	63,284
Douglas Machines Corp.(8)	Sanitation Products			35,500	35,500	36,784
Healthcare Safety Holdings, LLC(8)	Healthcare Supplies			17,320	17,320	44,613
LOCI Topco Limited(6)	Information Services and Advisory Solutions			73,215	93	528
Lawn Doctor, Inc.(8)	Commercial and Professional Services			7,746	27,610	86,127
Madison Retirement Holdings TopCo, LLC(8)	Business Services			21,500	21,500	21,500
Milton Industries Inc.	Engineered Products			6,647	6,647	20,164
Polyform Products, Co.(8)	Hobby Goods and Supplies			10,820	15,599	12,737
Resolution Economics, LLC	Business Services			7,666	8,118	18,500
Sill Holdings, LLC(8)	Business Services			77,521	82,549	104,022
Tacmed Holdings, LLC(8)	Healthcare Supplies			77,000	76,744	80,255
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	10,191
Vektek Holdings, LLC(8)	Engineered Products			56,928	56,928	75,209
Total Common Equity					495,589	702,675
Total Equity					$556,393	$766,575
TOTAL INVESTMENTS – 90.4%					$841,739	$1,051,921
OTHER ASSETS IN EXCESS OF LIABILITIES – 9.6%						111,999
NET ASSETS – 100.0%						$1,163,920
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of September 30, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at September 30, 2024 was 5.16%.
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
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 5.5% of net assets based on fair value as of September 30, 2024.
(7)    PIK dividend income is computed at the contractual rate in each applicable agreement and is accrued and recorded as dividend income and capitalized to the principal balance.
(8)    As of September 30, 2024, the Company owned a controlling interest in this portfolio company.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering” and together with the Initial Public Offering, the “Public Offerings”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). On February 15, 2024, the Company filed a registration statement on Form S-1 (the “Second Follow-On Registration Statement”) with the SEC in connection with the proposed offering of shares of our limited liability company interest (the “Second Follow-On Public Offering”) which share amounts may be adjusted. As permitted under applicable securities laws, the Company will continue to offer its common shares in the Follow-On Public Offering until the effective date of the Second Follow-On Registration Statement, upon which the Follow-On Registration Statement will be deemed terminated.
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

2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. In the opinion of management, the condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and necessary for the fair presentation of financial results as of and for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company held no cash equivalents. As of December 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $73.1 million which represented 7.2% of total assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as inputs in the valuation are observable.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
PIK Dividend Income - PIK dividend income is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as dividend income and capitalized to the principal balance of the preferred equity. Such income is accrued only to the extent that the Company believes that the PIK dividend income is probable of being collected. PIK dividends capitalized to the principal balance are generally collected upon redemption of the equity.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
The following table reflects class-specific expenses by share class during the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$269	$1,186	$414	$499	$2,301	$133
Total return incentive fees	399	1,268	410	584	2,345	168
Offering expenses	—	147	22	32	137	—
Expense support	—	—	—	—	335	18
Other class-specific expenses (1)	8	34	224	134	51	5

	Nine Months Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$788	$3,001	$1,204	$1,343	$6,307	$385
Total return incentive fees	1,217	3,435	1,249	1,479	7,041	511
Offering expenses	—	359	52	83	385	—
Expense support	—	—	—	—	(1)	1
Other class-specific expenses (1)	26	103	672	375	157	17

	Quarter Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$267	$587	$414	$366	$1,743	$128
Total return incentive fees	390	614	389	373	1,816	161
Offering expenses	—	463	73	87	448	—
Expense reimbursement	—	—	—	—	—	—
Other class-specific expenses (1)	53	139	300	161	294	36

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Nine Months Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$792	$1,338	$1,174	$990	$4,670	$378
Total return incentive fees	961	1,232	961	884	4,247	425
Offering expenses	—	1,008	293	253	1,468	—
Expense reimbursement	610	—	—	—	34	—
Other class-specific expenses (1)	32	85	666	297	176	22
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
During the quarter and nine months ended September 30, 2024 and 2023, the Company did not incur any material interest or penalties. Tax years ending December 31, 2020 and forward remain subject to examination by taxing authorities.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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

In June 2024, the Company, through its wholly-owned subsidiary, LBR Strategic Capital EquityCo, LLC, made a co-investment in LOCI Topco Limited (“LBR”) of approximately $59.4 million. The Company’s co-investment is comprised of a minority common equity position of approximately $0.1 million and $59.3 million of preferred equity.

In June 2024, the Company made an additional equity investment in Sill of approximately $24.0 million.

In July 2024, the Company, through its wholly-owned subsidiary, MAP Strategic Capital EquityCo, LLC, acquired an approximately 50.5% indirect equity ownership interest in Madison Retirement Holdings TopCo, LLC (“MAP”). The Company’s total investment of $29.5 million in MAP is comprised of an indirect common equity interest investment of approximately $21.5 million and a concurrent debt investment of $8.0 million made through its wholly-owned subsidiary, MAP Strategic Capital DebtCo, LLC, in the form of a senior secured note issued by MAP.

The Company’s investment portfolio is summarized as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$59,990	$59,990	5.7%	5.1%
Secured	148,638	148,638	14.1	12.8
Second lien	76,718	76,718	7.3	6.6
Total senior secured debt	285,346	285,346	27.1	24.5
Equity
Preferred	60,804	63,900	6.1	5.5
Common	495,589	702,675	66.8	60.4
Total equity	556,393	766,575	72.9	65.9
Total investments	$841,739	$1,051,921	100.0%	90.4%

(1) The amortized cost represents the original cost adjusted for PIK dividends.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	As of December 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$200,816	$200,816	22.9%	20.5%
Second lien	75,342	75,342	8.6	7.7
Total senior secured debt	276,158	276,158	31.5	28.2
Equity	443,818	600,685	68.5	61.3
Total investments	$719,976	$876,843	100.0%	89.5%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.2% and have weighted average remaining years to maturity of 4.2 years as of September 30, 2024. The note purchase agreements contain customary covenants and events of default. As of September 30, 2024, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of September 30, 2024 and December 31, 2023, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of September 30, 2024 and December 31, 2023 were as follows:

Industry	September 30, 2024	December 31, 2023
Business Services	19.8%	13.5%
Healthcare Supplies	16.9	20.0
Engineered Products	14.1	16.9
Commercial and Professional Services	13.5	13.6
Information Services and Advisory Solutions	13.1	8.3
Visual Safety Solutions	8.2	9.5
Real Estate Services	6.8	7.9
Sanitation Products	4.9	6.7
Hobby Goods and Supplies	2.7	3.6
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had three significant portfolio companies in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2024 and 2023. The following tables present unaudited summarized operating data for the quarter and nine months ended September 30, 2024 and 2023, and summarized balance sheet data as of September 30, 2024 (unaudited) and December 31, 2023 for these portfolio companies (in thousands):

Polyform

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,594	$4,236	$13,138	$12,355
Expenses	(4,682)	(4,546)	(13,840)	(13,220)
Loss before taxes	(88)	(310)	(702)	(865)
Income tax benefit	15	88	189	246
Net loss	$(73)	$(222)	$(513)	$(619)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	As of September 30, 2024	As of December 31, 2023
Current assets	$7,708	$7,601
Non-current assets	24,140	25,515
Current liabilities	1,640	1,111
Non-current liabilities	20,473	20,830
Stockholders’ equity	9,735	11,175
Ownership percentage(1)	87%	87%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Vektek

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$9,232	$9,898	$27,051	$29,684
Expenses	(8,844)	(9,405)	(26,264)	(28,453)
Income before taxes	388	493	787	1,231
Income tax expense	(48)	(4)	(76)	(18)
Net income	$340	$489	$711	$1,213

	As of September 30, 2024	As of December 31, 2023
Current assets	$14,858	$14,846
Non-current assets	97,495	99,254
Current liabilities	2,741	2,182
Non-current liabilities	49,438	49,625
Stockholders’ equity	60,174	62,293
Ownership percentage(1)	84%	84%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Sill
The Company made its initial investment in Sill in October 2023.

	Quarter Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenues	$6,391	$14,636
Expenses	(5,846)	(15,515)
Income (loss) before taxes	545	(879)
Income tax expense	(1,718)	(1,038)
Net loss	$(1,173)	$(1,917)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	As of September 30, 2024	As of December 31, 2023
Current assets	$10,005	$5,157
Non-current assets	99,924	71,762
Current liabilities	5,673	2,129
Non-current liabilities	18,113	16,668
Stockholders’ equity	86,143	58,122
Ownership percentage(1)	94%	99%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024				As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$285,346	$285,346	$—	$—	$276,158	$276,158
Equity	—	—	766,575	766,575	—	—	600,685	600,685
Total Investments	$—	$—	$1,051,921	$1,051,921	$—	$—	$876,843	$876,843
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

As of September 30, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$285,346	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 15.5% (13.1%) 6.3x – 21.6x (12.6x)	Decrease Increase
Equity	766,575	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 15.5% (13.1%) 6.3x – 21.6x (12.6x)	Decrease Increase
Total	$1,051,921

As of December 31, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$276,158	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Equity	600,685	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16.0x (11.9x)	Decrease Increase Increase
Total	$876,843
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	9,376	113,531	122,907
Principal repayment	(188)	—	(188)
PIK dividends	—	1,490	1,490
Return of capital(1)	—	(2,445)	(2,445)
Net change in unrealized appreciation, including unrealized foreign currency gain(2)	—	53,314	53,314
Fair value balance as of September 30, 2024	$285,346	$766,575	$1,051,921
Change in net unrealized appreciation on investments held as of September 30, 2024(2)	$—	$53,314	$53,314

	Nine Months Ended September 30, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	83,490	78,090	161,580
Principal repayment	(63)	—	(63)
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation(2)	—	28,836	28,836
Fair value balance as of September 30, 2023	$260,369	$518,656	$779,025
Change in net unrealized appreciation on investments held as of September 30, 2023(2)	$—	$28,836	$28,836
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.3 million and $1.1 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $0.9 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $4.8 million and $3.5 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $13.0 million and $9.3 million during the nine months ended September 30, 2024 and 2023, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $5.2 million and $3.7 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $14.9 million and $8.7 million during the nine months ended September 30, 2024 and 2023, respectively.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received through September 30, 2024, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of September 30, 2024, there was no remaining amount of Expense Support collected from the Manager and Sub-Manager subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of September 30, 2024 and 2023. These individuals and entities received distributions from the Company of approximately $0.1 million for each of the quarters ended September 30, 2024 and 2023 and approximately $0.4 million and $0.3 million during each of the nine months ended September 30, 2024 and 2023, respectively.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2024 and 2023 are summarized below (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2024	2023	2024	2023
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$692	$824	$1,734	$2,160
	Dealer manager fees(1)	107	271	266	687
	Distribution and shareholder servicing fees	334	310	971	873
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(2)(3)	338	1,071	879	3,022
	Base management fees(2)	4,802	3,505	13,028	9,342
	Total return incentive fees(2)	5,174	3,743	14,932	8,710
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	353	—	—	—

	Expense Support and Condition Reimbursement Agreement: Reimbursement of Expense Support	—	—	—	644
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(2)(4)	131	26	378	74
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(2)(5)	(159)	682	843	1,228
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
The following table presents amounts due to related parties net as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Due to related parties:
Total return incentive fees	$(14,932)	$(13,506)
Reimbursement of Expense Support	—	(644)
Base management fees	(1,586)	(1,338)
Offering expenses	(121)	(92)
Distribution and shareholder servicing fees	(111)	(106)
Reimbursement of third-party operating expenses and pursuit costs	(21)	(101)
Due to related parties, net	$(16,771)	$(15,787)
Other Related Party Transactions
Prior to the Company’s co-investment in LBR as described in Note 3. “Investments,” LBR was a majority owned subsidiary of an affiliate of the Sub-Manager.

6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the nine months ended September 30, 2024 and 2023 (nine record dates). The Company’s distributions are paid in the same month as the declared record date. The following table reflects the total distributions declared during the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Nine Months Ended September 30,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011
Second Quarter	9,214	4,344	4,870	7,195	2,976	4,219
Third Quarter	9,676	4,693	4,983	7,865	3,401	4,464
	$27,697	$13,093	$14,604	$21,661	$8,967	$12,694
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 - September 30, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 - September 30, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$17,618	63.6%	$17,274	79.7%
Distributions in excess of net investment income(2)	10,079	36.4	4,387	20.3
Total distributions declared	$27,697	100.0%	$21,661	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support (reimbursement), net of $0 and $(644) for the nine months ended September 30, 2024 and 2023, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In September 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 28, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Follow-On Public Offering, the Company is offering up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2024, the public offering price was $37.60 per Class A share, $36.16 per Class T share, $34.14 per Class D share and $34.90 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Follow-On Public Offering and the Second Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Nine Months Ended September 30, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,013	$69,980	$(1,542)	$68,438	115	$3,920	2,128	$72,358	$34.00
Class T	282	10,061	(458)	9,603	39	1,320	321	10,923	34.05
Class D	476	16,070	—	16,070	42	1,415	518	17,485	33.76
Class I	2,177	75,022	—	75,022	187	6,438	2,364	81,460	34.46
	4,948	$171,133	$(2,000)	$169,133	383	$13,093	5,331	$182,226	$34.18

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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
During the nine months ended September 30, 2024 and 2023, the Company received requests for the repurchase of approximately $38.3 million and $15.6 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	139	$5,199	$37.19
Class A	114	3,890	34.01
Class T	134	4,505	33.86
Class D	61	2,051	33.70
Class I	627	21,675	34.53
Class S	27	1,003	38.03
Nine Months Ended September 30, 2024	1,102	$38,323	$34.77

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	42	$1,480	$35.57
Class A	55	1,811	32.78
Class T	57	1,844	33.05
Class D	31	1,003	32.65
Class I	266	8,909	33.33
Class S	14	534	36.42
Nine Months Ended September 30, 2023	465	$15,581	$33.48
As of September 30, 2024 and December 31, 2023, the Company had a payable for shares repurchased of approximately $11.8 million and $8.2 million, respectively, which were paid in October and January 2024, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
During the nine months ended September 30, 2024, approximately 247,000 Class T shares were converted to approximately 247,000 Class A shares at an average conversion rate of 1.00. During the nine months ended September 30, 2023, approximately 301,000 Class T shares were converted to approximately 301,000 Class A shares at an average conversion rate of 1.00.

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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
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
The Company had not borrowed any amounts under the 2024 Line of Credit as of September 30, 2024.

9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current tax expense	$15	$—	$10	$—
Deferred tax expense	1,300	2,088	2,567	4,242
Total income tax expense	$1,315	$2,088	$2,577	$4,242
The effective tax rate for the nine months ended September 30, 2024 and 2023 was 3.6% and 9.2%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Deferred tax assets:
Carryforwards of net operating loss	$1,221	$1,249
Unrealized depreciation on investments	271	913
Other	32	—
Valuation allowance	(723)	(1,324)
Total deferred tax assets	801	838
Deferred tax liabilities:
Unrealized appreciation on investments	(10,830)	(8,300)
Total deferred tax liabilities	(10,830)	(8,300)
Deferred tax liabilities, net	$(10,029)	$(7,462)

10. Concentrations of Risk
The Company had three portfolio companies which met at least one of the significance tests under Rule 10-01(b) of Regulation S-X for at least one of the periods presented in the condensed consolidated financial statements.
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
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2024, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Nine Months Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income, before Expense Support (reimbursement)(1)	1.04	0.51	0.30	0.42	0.50	1.01
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	1.04	0.51	0.30	0.42	0.50	1.01
Net realized and unrealized gains, net of taxes(1)(3)	1.64	1.64	1.64	1.64	1.64	1.64
Net increase resulting from investment operations	2.68	2.15	1.94	2.06	2.14	2.65
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$38.41	$34.78	$34.83	$34.53	$35.26	$38.96

Net assets, end of period	$155,153	$257,844	$89,487	$106,647	$487,709	$67,080
Average net assets(5)	$153,495	$208,435	$88,129	$95,173	$447,371	$65,922
Shares outstanding, end of period	4,040	7,413	2,569	3,089	13,832	1,721
Distributions declared	$3,861	$5,733	$1,943	$2,378	$12,150	$1,632
Total investment return based on net asset value before total return incentive fee(6)	8.18%	7.91%	7.31%	7.76%	7.91%	8.02%
Total investment return based on net asset value after total return incentive fee(6)	7.20%	6.50%	5.84%	6.29%	6.37%	7.21%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.87%	2.05%	2.57%	2.28%	1.91%	0.95%
Total operating expenses	1.67%	3.69%	3.98%	3.83%	3.48%	1.72%
Net investment income before total return incentive fee(8)	3.57%	3.14%	2.31%	2.80%	3.03%	3.45%
Net investment income	2.78%	1.49%	0.90%	1.24%	1.45%	2.67%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Nine Months Ended September 30, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income before Expense Support (reimbursement)(1)	1.21	0.58	0.46	0.58	0.65	1.16
Expense Support (reimbursement)(1)(2)	(0.15)	—	—	—	—	—
Net investment income(1)	1.06	0.58	0.46	0.58	0.65	1.16
Net realized and unrealized gains, net of taxes(1)(3)	1.01	1.04	1.01	1.01	1.01	1.01
Net increase resulting from investment operations	2.07	1.62	1.47	1.59	1.66	2.17
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$36.03	$33.13	$33.18	$32.86	$33.60	$36.62

Net assets, end of period	$151,426	$148,708	$86,091	$81,512	$389,435	$64,108
Average net assets(5)	$149,822	$97,541	$85,440	$71,323	$336,616	$63,431
Shares outstanding, end of period	4,202	4,489	2,594	2,481	11,590	1,751
Distributions declared	$3,965	$2,770	$1,953	$1,851	$9,470	$1,652
Total investment return based on net asset value before total return incentive fee(6)	6.51%	5.92%	5.75%	6.17%	6.25%	6.91%
Total investment return based on net asset value after total return incentive fee(6)	5.80%	5.06%	4.58%	5.03%	5.11%	6.21%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.95%	2.97%	2.93%	2.61%	2.31%	1.02%
Total operating expenses before Expense Support (reimbursement)	1.59%	4.23%	4.06%	3.85%	3.58%	1.69%
Total operating expenses after Expense Support (reimbursement)	2.00%	4.23%	4.06%	3.85%	3.59%	1.69%
Net investment income before total return incentive fee(8)	3.64%	3.02%	2.53%	3.03%	3.21%	3.90%
Net investment income	3.00%	1.75%	1.41%	1.79%	1.95%	3.23%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2024 and 2023, none of the total return incentive fees were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2024
13. Subsequent Events
Distributions
In October 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 26, 2024 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Follow-On Public Offering
In October 2024, the Company’s board of directors approved new per share offering prices for each share class in the Follow-On Public Offering. The new offering prices are effective as of October 31, 2024. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 31, 2024:
Offering Price, Per Share	$38.01	$36.57	$34.53	$35.26
Selling Commissions, Per Share	2.28	1.10	—	—
Dealer Manager Fees, Per Share	0.95	0.64	—	—
Second Follow-On Public Offering
On November 1, 2024, the Second Follow-On Public Offering was declared effective by the SEC and the Follow-On Public Offering was terminated.
Capital Transactions
During the period October 1, 2024 through November 6, 2024, the Company received additional net proceeds from the Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	674	$23,920	$(482)	$23,438	16	$536	690	$23,974	$34.78
Class T	35	1,297	(59)	1,238	4	142	39	1,380	34.83
Class D	14	477	—	477	5	176	19	653	34.53
Class I	349	12,303	—	12,303	22	776	371	13,079	35.26
	1,072	$37,997	$(541)	$37,456	47	$1,630	1,119	$39,086	$34.94

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the quarter and nine months ended September 30, 2024 and 2023. Amounts as of December 31, 2023 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
•the use, adequacy and availability of proceeds from our current public offering (“Second Follow-On Public Offering”), financing sources, working capital or borrowed money to finance a portion of our business strategy and to service our outstanding indebtedness;
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 16 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of September 30, 2024, we had eleven investments structured as controlling equity interests in combination with debt positions, four investments structured as minority equity interests in combination with debt positions and one investment structured as a minority equity interest. All of our debt investments were current as of September 30, 2024.
We were formed as a Delaware limited liability company on August 9, 2016 and we operate and intend to continue to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018.

Our Common Shares Offerings
Public Offerings
On March 7, 2018, we commenced the Initial Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement. On November 1, 2021, we commenced the Follow-On Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Follow-On Registration Statement, upon which the Initial Registration Statement was deemed terminated. On November 1, 2024, we commenced the Second Follow-On Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Second Follow-On Registration Statement upon which the Follow-On Registration Statement was deemed terminated.
Through September 30, 2024, we had received net proceeds from the Initial Public Offering and the Follow-On Offering of approximately $916.3 million, including approximately $41.3 million received through our distribution reinvestment plan. As of September 30, 2024, the public offering price was $37.60 per Class A share, $36.16 per Class T share, $34.14 per Class D share and $34.90 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through September 30, 2024, we had incurred selling commissions and dealer manager fees of approximately $13.6 million from the sale of Class A shares and Class T shares in the Initial Public Offering and the Follow-On Offering. The Class D shares and Class I shares sold through September 30, 2024, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $11.3 million based on actual amounts raised through the Initial Public Offering and the Follow-On Offering through September 30, 2024. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
We are currently offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”) through the Second Follow-On Public Offering. There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding shares sold pursuant to our distribution reinvestment plan).
In October 2024, our board of directors approved new per share public offering prices for each share class in the Follow-On Public Offering. The new public offering prices are effective as of October 31, 2024. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 31, 2024:
Public Offering Price, Per Share	$38.01	$36.57	$34.53	$35.26
Selling Commissions, Per Share	2.28	1.10	—	—
Dealer Manager Fees, Per Share	0.95	0.64	—	—
Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings, the Initial Public Offering and the Follow-On Public Offering) of approximately $1,091.7 million, including approximately $41.3 million received through our distribution reinvestment plan as of September 30, 2024.

Portfolio and Investment Activity
As of September 30, 2024, we had invested in 16 portfolio companies, consisting of equity investments and debt investments in all but one portfolio company. The table below presents our portfolio company investments (in millions):

		As of September 30, 2024
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	6/1/2025	2.0	2.0
Milton Industries Inc.	11/21/2019	13	6.6	Second Lien	15.0	12/19/2027	3.4	10.0
Resolution Economics, LLC	1/2/2020	8	8.1	Second Lien	15.0	12/30/2027	2.8	10.9
Blue Ridge	3/24/2020	16	11.1	Second Lien	15.0	12/28/2028	2.6	13.7
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	96	56.8	First Lien	15.0	12/9/2028	22.5	79.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.7	24.7
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	94	82.5	Secured	14.0	10/20/2030	15.9	98.4
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	7	60.9	(4)	(4)	(4)	—	60.9
MAP	7/18/2024	50	21.5	First Lien	15.0	7/18/2031	8.0	29.5
			$556.3				$285.4	$841.7
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2024, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2024.
(3)    As of September 30, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at September 30, 2024 was 5.16%.
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

Lawn Doctor
As of September 30, 2024 and December 31, 2023, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $98.8 million and $100.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$11,410	$9,499	$34,635	$31,693

Net income (GAAP)	$955	$816	$2,470	$1,918
Interest and debt related expenses	1,491	1,493	4,439	4,550
Depreciation and amortization	646	659	1,918	1,955
Income tax expense	377	199	1,023	677
Adjusted EBITDA (non-GAAP)	$3,469	$3,167	$9,850	$9,100

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,100	$1,917	$5,963	$5,509
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 61% of Lawn Doctor.
Polyform
As of September 30, 2024 and December 31, 2023, Polyform Products, Co. (“Polyform”) had total assets of approximately $31.8 million and $33.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Polyform for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,594	$4,236	$13,138	$12,355

Net loss (GAAP)	$(73)	$(222)	$(513)	$(619)
Interest and debt related expenses	736	733	2,182	2,168
Depreciation and amortization	466	465	1,395	1,395
Income tax benefit	(15)	(88)	(189)	(246)
Adjusted EBITDA (non-GAAP)	$1,114	$888	$2,875	$2,698

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$971	$774	$2,505	$2,351
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 87% of Polyform.

Roundtables
As of September 30, 2024 and December 31, 2023, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $62.0 million and $61.6 million, respectively. In August 2023, Roundtables acquired insideARM, a U.S.-based company providing services to the third-party debt collection industry.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,523	$4,551	$13,162	$12,750

Net income (GAAP)	$362	$330	$364	$809
Interest and debt related expenses	608	664	1,875	1,955
Depreciation and amortization	483	519	1,566	1,541
Income tax expense	109	100	110	246
Adjusted EBITDA (non-GAAP)	$1,562	$1,613	$3,915	$4,551

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,261	$1,303	$3,162	$3,675
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 81% of Roundtables.
HSH
As of September 30, 2024 and December 31, 2023, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $42.8 million and $45.0 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$8,646	$9,176	$25,744	$26,869

Net income (GAAP)	$394	$797	$1,574	$2,329
Interest and debt related expenses	942	921	2,779	2,752
Depreciation and amortization	714	746	2,208	2,251
Income tax expense	153	309	568	906
Adjusted EBITDA (non-GAAP)	$2,203	$2,773	$7,129	$8,238

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,641	$2,066	$5,312	$6,138
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 75% of HSH.

ATA
As of September 30, 2024 and December 31, 2023, ATA Holding Company, LLC (“ATA”) had total assets of approximately $88.3 million and $89.2 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$14,174	$13,376	$38,998	$36,326

Net income (loss) (GAAP)	$51	$(93)	$(1,595)	$(2,771)
Interest and debt related expenses	1,472	1,501	4,407	4,505
Depreciation and amortization	1,069	1,094	3,254	3,285
Adjusted EBITDA (non-GAAP)	$2,592	$2,502	$6,066	$5,019

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,944	$1,876	$4,550	$3,764
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 75% of ATA.
Douglas
As of September 30, 2024 and December 31, 2023, Douglas Machines Corp. (“Douglas”) had total assets of approximately $56.3 million and $57.6 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of Douglas for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,510	$5,855	$20,367	$23,862

Net (loss) income (GAAP)	$(109)	$(715)	$99	$511
Interest and debt related expenses	596	634	1,884	1,882
Depreciation and amortization	367	383	1,075	1,060
Income tax (benefit) expense	(4)	(4)	(183)	171
Adjusted EBITDA (non-GAAP)	$850	$298	$2,875	$3,624

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$767	$268	$2,594	$3,269
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 90% of Douglas.

Clarion
As of September 30, 2024 and December 31, 2023, Clarion Safety Systems, LLC (“Clarion”) had total assets of approximately $81.2 million and $80.4 million, respectively. In December 2023, Clarion acquired machine safeguarding integrator Arrow Industrial Solutions.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,063	$3,280	$12,620	$9,868

Net income (GAAP)	$255	$149	$1,301	$384
Interest and debt related expenses	834	852	2,511	2,545
Depreciation and amortization	256	247	769	741
Income tax expense	98	58	503	150
Adjusted EBITDA (non-GAAP)	$1,443	$1,306	$5,084	$3,820

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,390	$1,279	$4,896	$3,742

FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 96% and 98%, respectively, of Clarion.
Vektek
As of September 30, 2024 and December 31, 2023, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $112.4 million and $114.1 million, respectively. The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$9,232	$9,898	$27,051	$29,684

Net income (GAAP)	$340	$489	$711	$1,213
Interest and debt related expenses	1,590	1,565	4,709	5,278
Depreciation and amortization	898	911	2,728	2,715
Income tax expense	48	4	76	18
Adjusted EBITDA (non-GAAP)	$2,876	$2,969	$8,224	$9,224

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,408	$2,486	$6,885	$7,722
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 84% of Vektek.

TacMed
As of September 30, 2024 and December 31, 2023, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $111.6 million and $114.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of TacMed for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$14,100	$10,341	$31,997	$19,697

Net income (loss) (GAAP)	$538	$2	$(3,027)	$(5,878)
Interest and debt related expenses	1,183	1,186	3,529	2,453
Depreciation and amortization	1,315	1,270	4,105	2,636
Income tax expense (benefit)	130	(521)	(523)	(1,695)
Transaction related expenses(1)	—	17	26	1,959
Purchase accounting impact on cost of goods sold(2)	—	(708)	—	2,542
Adjusted EBITDA (non-GAAP)	$3,166	$1,246	$4,110	$2,017

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$3,024	$1,190	$3,925	$1,926
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
(3)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024 and 2023, we owned approximately 95% of TacMed.
Sill
As of September 30, 2024 and December 31, 2023, Sill Holdings, LLC (“Sill”) had total assets of approximately $109.9 million and $76.9 million, respectively. The Company made its initial investment in Sill in October 2023. In June 2024, Sill acquired Seltser and Goldstein Public Insurance Adjusters (“S&G”). Headquartered in Peabody, MA, S&G is a public insurance adjuster primarily representing residential and commercial property owners.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Sill for the quarter and nine months ended September 30, 2024 (in thousands):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenues	$6,391	$14,636

Net loss (GAAP)	$(1,173)	$(1,917)
Interest and debt related expenses	621	1,759
Depreciation and amortization	821	1,922
Income tax expense	1,718	1,038
Adjusted EBITDA (non-GAAP)	$1,987	$2,802

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,860	$2,623
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024, we owned approximately 94% of Sill.

MAP
As of September 30, 2024, MAP had total assets of approximately $49.8 million. The Company made its initial investment in MAP in July 2024.
The following table reconcile our proportionate share of Adjusted EBITDA from net loss of MAP for the quarter ended September 30, 2024 (in thousands):

Quarter Ended September 30,
2024
Revenues	$2,878

Net loss (GAAP)	$(546)
Interest and debt related expenses	297
Depreciation and amortization	419
Transaction related expenses(1)	1,412
Adjusted EBITDA (non-GAAP)	$1,582

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$797
FOOTNOTE:
(1)Initial buyer transaction costs paid by MAP included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2024, we owned approximately 50% of MAP.

Other Portfolio Companies
As of September 30, 2024, we held minority equity and debt positions in four portfolio companies and held a minority equity position in one portfolio company. Two of these portfolio companies completed the following add-on acquisitions during the nine months ended September 30, 2024:
•In May 2024, Blue Ridge ESOP Associates (“Blue Ridge”) acquired TSC 401K. TSC 401K is a premier third-party administration firm that offers expert retirement plan consulting, design, and administration solutions for businesses and their financial advisors.
•In August 2024, USAW acquired AWR Services, Inc (“AWR”). Headquartered in Austin, TX, AWR provides utility management services to the water and wastewater industry. AWR is a strategic acquisition serving to broaden USAW’s service capabilities, expand its geographic footprint, diversify its customer base, and contribute to increased scale of the business.

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
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $152.1 million and $134.5 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $170.5 million and $198.6 million in net proceeds during the nine months ended September 30, 2024 and 2023, respectively, from the Initial Public Offering and the Follow-On Public Offering, which excludes approximately $13.1 million and $9.0 million raised through our distribution reinvestment plan, respectively. As of September 30, 2024, we had approximately 813 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $2.4 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, we received proceeds from sales and redemptions of U.S. Treasury bills of approximately $813.7 million, of which approximately $755.0 million was reinvested in new U.S. Treasury bills. We did not have any sale or redemptions of U.S. Treasury bills for the nine months ended September 30, 2024.

Borrowings. We did not borrow any amounts during the nine months ended September 30, 2024 or 2023. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2022 Line of Credit and 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $122.7 million and $161.5 million of cash to purchase portfolio company investments during the nine months ended September 30, 2024 and 2023, respectively.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $16.9 million and $10.4 million during the nine months ended September 30, 2024 and 2023, respectively.
Distributions. We paid distributions to our shareholders of approximately $14.6 million and $12.7 million (which excludes distributions reinvested of approximately $13.1 million and $9.0 million, respectively) during the nine months ended September 30, 2024 and 2023, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $34.8 million and $11.2 million during the nine months ended September 30, 2024 and 2023, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.1 million in deferred financing costs during the nine months ended September 30, 2024 and 2023.
Reimbursement of Expense Support. During the nine months ended September 30, 2024 and 2023, we reimbursed the Manager and Sub-Manager approximately $0.6 million and $2.4 million, respectively, for Expense Support received in previous years. Expense Support is received or Expense Support reimbursement is paid annually. As of September 30, 2024, there is no remaining unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. No expense support was due from the Manager and Sub-Manager for the nine months ended September 30, 2024 and 2023. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the nine months ended September 30, 2024 and 2023 (nine record dates). The following table reflects the total distributions declared during the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Nine Months Ended September 30,
	2024			2023
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$8,807	$4,056	$4,751	$6,601	$2,590	$4,011
Second Quarter	9,214	4,344	4,870	7,195	2,976	4,219
Third Quarter	9,676	4,693	4,983	7,865	3,401	4,464
	$27,697	$13,093	$14,604	$21,661	$8,967	$12,694
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 – September 30, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 – September 30, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$17,618	120.6%	$17,918	141.2%
Expense Support (reimbursement)	—	—	(644)	(5.1)
Net investment income	$17,618	120.6%	$17,274	136.1%
Cash distributions declared, net of distributions reinvested(2)	$14,604	100.0%	$12,694	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $13,093 and $8,967 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2024 and 2023, respectively.
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
See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offerings have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Vermont and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional Class A shares. Class S shares do not participate in the distribution reinvestment plan.
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

During the nine months ended September 30, 2024 and 2023, we received requests for the repurchase of approximately $38.3 million and $15.6 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	139	$5,199	$37.19
Class A shares	114	3,890	34.01
Class T shares	134	4,505	33.86
Class D shares	61	2,051	33.70
Class I shares	627	21,675	34.53
Class S shares	27	1,003	38.03
Nine Months Ended September 30, 2024	1,102	$38,323	$34.77

Class FA shares	42	$1,480	$35.57
Class A shares	55	1,811	32.78
Class T shares	57	1,844	33.05
Class D shares	31	1,003	32.65
Class I shares	266	8,909	33.33
Class S shares	14	534	36.42
Nine Months Ended September 30, 2023	465	$15,581	$33.48
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through September 30, 2024, we had acquired equity and debt investments in 16 portfolio companies. As of September 30, 2024 and 2023, the fair value of our portfolio company investments totaled approximately $1,051.9 million and $779.0 million, respectively. Additionally, as of September 30, 2023, we had invested in U.S. Treasury bills with a fair value of $50.0 million. We did not have any U.S. Treasury bills at September 30, 2024. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$19,678	$15,921	$51,753	$43,745
Total operating expenses	(11,679)	(10,159)	(34,125)	(25,827)
Expense support (reimbursement), net	(353)	—	—	(644)
Net investment income before taxes	7,646	5,762	17,628	17,274
Income tax expense	(15)	—	(10)	—
Net investment income	7,631	5,762	17,618	17,274
Total net realized gain on investments	—	—	—	4
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	15,545	11,966	50,747	24,572
Net increase in net assets resulting from operations	$23,176	$17,728	$68,365	$41,850

Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2024 and 2023 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
From portfolio company investments:
Interest income	$10,333	$9,436	$30,221	$24,277
Dividend income	6,634	5,017	15,675	15,624
PIK dividend income	1,490	—	1,490	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,221	1,468	4,367	3,844
Total investment income	$19,678	$15,921	$51,753	$43,745
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of September 30, 2024 and 2023. As of September 30, 2024 and 2023, our weighted average annual yield on our accruing debt investments was 14.2%, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.3 million and $9.4 million for quarters ended September 30, 2024 and 2023, respectively, and approximately $30.2 million and $24.3 million during the nine months ended September 30, 2024 and 2023. The increase in interest income from portfolio company investments during the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023, is primarily attributable to new debt investments made during the twelve months ended September 30, 2024 of approximately $25.2 million. The increase in interest income from portfolio company investments during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily attributable new debt investments made during March 2023 through July 2024 and the additional debt investments made in existing portfolio companies on June 30, 2023 of approximately $54.5 million.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $6.6 million and $5.0 million for the quarters ended September 30, 2024 and 2023, and approximately $15.7 million and $15.6 million during the nine months ended September 30, 2024 and 2023, respectively. During each of the nine months ended September 30, 2024 and 2023, we received dividend income from twelve and nine of our portfolio companies, respectively.
PIK dividend income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividend income was approximately $1.5 million for the quarter and nine months ended September 30, 2024. No PIK dividend income was recognized for the quarter and nine months ended September 30, 2023. The increase in PIK dividend income is primarily attributable to the new preferred equity investment made during June 2024.
Our total investment income, excluding our co-investment in LBR which is primarily accruing PIK dividends, for the nine months ended September 30, 2024, resulted in annualized cash yields ranging from 2.2% to 21.4% based on our investment cost, as compared to 4.3% to 19.8% for the nine months ended September 30, 2023.
We stopped investing in U.S. Treasury bills by the end of the fourth quarter of 2023. During the nine months ended September 30, 2023, our effective yield on U.S. Treasury bills ranged from 3.4% to 5.0%. We currently invest in an IntraFi Cash Service (“ICS”) account. During the nine months ended September 30, 2024, our effective yield on cash invested in the ICS account ranged from 4.5% to 5.0%.
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

Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total return incentive fees	$5,174	$3,743	$14,932	$8,710
Base management fees	4,802	3,505	13,028	9,342
Offering expenses	338	1,071	879	3,022
Professional services	851	490	2,435	1,501
Pursuit costs	(159)	682	843	1,228
Distribution and shareholder servicing fees	334	310	971	873
Custodian and accounting fees	127	142	394	420
Insurance expense	56	51	159	157
Director fees and expenses	52	50	159	151
General and administrative expenses	104	115	325	423
Total operating expenses	11,679	10,159	34,125	25,827
Expense support	353	—	—	—
Reimbursement of expense support	—	—	—	644
Net expenses	$12,032	$10,159	$34,125	$26,471
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
We recorded total return incentive fees of approximately $5.2 million and $3.7 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $14.9 million and $8.7 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in total return incentive fees during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily due to an increase in net investment income and an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $4.8 million and $3.5 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $13.0 million and $9.3 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $948.2 million and $702.1 million during the nine months ended September 30, 2024 and 2023, respectively.

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
We expensed offering expenses of approximately $0.3 million and $1.1 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $0.9 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease is due to lower incurred offering expenses by the Manager during the quarter and nine months ended September 30, 2024.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $(0.2) million and $0.7 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $0.8 million and $1.2 million during the nine months ended September 30, 2024 and 2023, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.3 million and $0.3 million during the quarters ended September 30, 2024 and 2023 and approximately $1.0 million and $0.9 million during the nine months ended September 30, 2024 and 2023.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.2 million and $0.8 million during the quarters ended September 30, 2024 and 2023, respectively, and approximately $3.5 million and $2.7 million during the nine months ended September 30, 2024 and 2023, respectively.
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the nine months ended September 30, 2023, we recorded reimbursement of Expense Support of approximately $0.6 million. We reimbursed approximately $0.6 million and $2.4 million of Expense Support to the Manager and Sub-Manager for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, there is no remaining amount of Expense Support to be collected from the Manager and Sub-Manager subject to reimbursement. Additionally, the Company did not record accrued expense support due from the Manager and Sub-Manager during each of the nine months ended September 30, 2024 and 2023.
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
During the quarter and nine months ended September 30, 2024, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $16.8 million and $53.3 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eleven portfolio companies of approximately $64.3 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $11.0 million during the nine months ended September 30, 2024. One portfolio company investment has remained flat. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.3 million and $2.6 million during the quarter and nine months ended September 30, 2024.
During the quarter and nine months ended September 30, 2023, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $14.1 million and $28.8 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eight portfolio companies of approximately $45.6 million, offset partially by gross unrealized depreciation on three portfolio company of approximately $16.8 million during the nine months ended September 30, 2023. One portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.1 million and $4.2 million during the quarter and nine months ended September 30, 2023.

Net Assets
During the quarter and nine months ended September 30, 2024 and 2023, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operations	$23,176	$17,728	$68,365	$41,850
Distributions to shareholders	(9,676)	(7,865)	(27,697)	(21,661)
Capital transactions	54,111	66,913	143,903	191,992
Net increase in net assets	$67,611	$76,776	$184,571	$212,181
Operations increased by approximately $5.4 million and $26.5 million, respectively, during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023. The increase in operations for the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $3.6 million and $26.2 million, respectively, and a increase in net investment income of approximately $1.9 million and $0.3 million, respectively.
Distributions increased approximately $1.8 million and $6.0 million, respectively, during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $12.8 million and $48.1 million, respectively, during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023. The decrease in capital transactions for the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023, is primarily due to an increase in share repurchases of approximately $5.0 million and $22.7 million, respectively, and a decrease in net proceeds received through the Follow-On Public Offering (including proceeds received through our distribution reinvestment plan) of approximately $7.8 million and $25.3 million, respectively.
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

	YTD Total Return	One Year Total Return(1)	Three Year Total Return(2)	Five Year Total Return(3)	AAR Since Inception(4)	Cumulative Total Return(4)	Cumulative Total Return Period(4)
Class FA (no sales load)	7.2%	10.0%	30.8%	69.9%	14.8%	98.1%	Feb. 7, 2018 - Sep. 30, 2024
Class FA (with sales load)	0.2%	2.8%	22.3%	58.9%	12.8%	85.2%	Feb. 7, 2018 - Sep. 30, 2024
Class A (no sales load)	6.5%	8.9%	26.7%	59.5%	12.8%	83.1%	Apr. 10, 2018 - Sep. 30, 2024
Class A (with sales load)	(2.6)%	(0.3)%	16.0%	45.9%	10.4%	67.5%	Apr. 10, 2018 - Sep. 30, 2024
Class I	6.4%	8.8%	26.7%	60.0%	13.1%	84.9%	Apr. 10, 2018 - Sep. 30, 2024
Class T (no sales load)	5.8%	8.1%	24.6%	52.8%	11.3%	71.5%	May 25, 2018 - Sep. 30, 2024
Class T (with sales load)	0.8%	3.0%	18.7%	45.5%	10.0%	63.4%	May 25, 2018 - Sep. 30, 2024
Class D	6.3%	8.7%	26.7%	57.3%	11.8%	73.8%	June 26, 2018 - Sep. 30, 2024
Class S (no sales load)	7.2%	10.0%	32.7%	N/A	14.9%	67.3%	Mar. 31, 2020 - Sep. 30, 2024
Class S (with sales load)	3.5%	6.1%	28.0%	N/A	13.6%	61.4%	Mar. 31, 2020 - Sep. 30, 2024
FOOTNOTES:
(1)     For the period from October 1, 2023 to September 30, 2024.
(2)    For the period from October 1, 2021 to September 30, 2024.
(3)    For the period from October 1, 2019 to September 30, 2024.
(4)    For the period from the date the first share was issued for each respective share class to September 30, 2024. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.

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

Hedging Activities
As of September 30, 2024, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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

We had not borrowed any money as of September 30, 2024. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of September 30, 2024, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of September 30, 2024, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $6.4 million.
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
As of September 30, 2024, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended September 30, 2024, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2024 to July 31, 2024	—	$—	—	$28,573
August 1, 2024 to August 31, 2024	—	—	—	28,573
September 1, 2024 to September 30, 2024	335	$35.12	335	16,806
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2024, we received requests for the repurchase of approximately $11,767 of our common shares. Our board of directors approved the repurchases.

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

3.2
Seventh Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix A to the Prospectus files pursuant to Rule 424(b)(3) with the SEC on November 1, 2024).

4.3	Fifth Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2024.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)