Form 10-K
period 2024-12-31
CNL Strategic Capital, LLC
filed 2025-03-31
CIK 1684682

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $37.10, $35.80, $33.73 and $34.47 per Class A, Class T, Class D, and Class I shares as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2024 was 30,735,222.
As of March 24, 2025, the Company had 4,017,055 Class FA shares, 8,320,774 Class A shares, 2,513,892 Class T shares, 3,099,953 Class D shares, 14,621,470 Class I shares and 1,712,045 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Registrant incorporates by reference portions of the CNL Strategic Capital, LLC definitive proxy statement for the 2025 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed within 120 days after December 31, 2024. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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
•the dependence of our future success on the general economy and its effect on the industries in which we target, including high interest rates, inflationary pressures, recessionary concerns or global supply chain issues;
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated November 1, 2024 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report.

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
•The shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
•The purchase price for the shares in the Second Follow-On Public Offering is based on our most recently determined net asset value and is not based on any public trading market. While our board of directors has engaged an independent valuation firm to assist with the valuation of our businesses, the valuation of our assets is inherently subjective, and our net asset value may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•The amount of any distributions we may pay is uncertain. We may not be able to pay distributions and our distributions may not grow over time. We may pay distributions from any source, including from cash resulting from expense support and fee deferrals and/or waivers from the Manager and the Sub-Manager as needed, and there are no limits on the amount of offering proceeds we may use to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have less funds available for investments, and your overall return may be reduced. We believe the likelihood that we will pay distributions from sources other than cash flow from operations will be higher in the early stages of the Second Follow-On Public Offering.
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
We intend for a significant majority of our total assets to be comprised of long-term controlling equity interests and debt positions in the businesses we acquire. In addition and to a lesser extent, we may acquire other debt and minority equity positions. We intend to acquire, directly or through syndication, various types of debt including secured and senior unsecured debt, notes and other instruments. We may also acquire minority equity interests in combination with other funds and partnerships managed by the Sub-Manager or its affiliates. We expect that these positions will comprise a minority of our total assets.
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
Our Common Shares Offerings
Public Offerings
We commenced our initial public offering of up to $1.1 billion of shares on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, we commenced a follow-on public offering of up to $1.1 billion of shares (the "Follow-On Public Offering”), which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the "Follow-On Registration Statement”).
On November 1, 2024, we commenced a second follow-on public offering of up to $1.1 billion of shares (the “Second Follow-On Public Offering” and together with the Initial Public Offering and the Follow-On Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Second Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Upon commencement of the Second Follow-On Public Offering, the Follow-On Registration Statement was deemed terminated. Through the Second Follow-On Public Offering, we are offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, “Non-founder shares”). There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
As of March 24, 2025, we had raised aggregate gross offering proceeds of approximately $1.0 billion from the sale of common shares in the Public Offerings, including $49.8 million received through our distribution reinvestment plan.
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
Since we commenced operations on February 7, 2018 and through March 24, 2025, we have raised total net offering proceeds (including amounts raised from our Private Offerings and Public Offerings) of approximately $1.2 billion, including approximately $49.8 million received through our distribution reinvestment plan. For additional information on our Offerings, see Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in eleven middle-market U.S. businesses. We have also acquired non-controlling equity interests in combination with debt positions in four additional middle-market U.S. businesses and one investment structured as a minority equity interest.
As of December 31, 2024 and 2023, our portfolio company investments had a total fair value of $1.1 billion (16 portfolio companies) and $876.8 million (13 portfolio companies), respectively. Our portfolio company investments were diversified across nine industries and all but two of our debt investments featured fixed interest rates as of December 31, 2024. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
One of our portfolio companies exceeded 20% significance under Rule 3-09 for the year ended December 31, 2024. None of our portfolio companies exceeded 20% significance under Rule 3-09 for the year ended December 31, 2023. See Item 15. “Exhibits and Financial Statement Schedules” for financial statements of our significant portfolio company, as defined by Rule 3-09.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
As of December 31, 2024, we had the ability to borrow up to $50.0 million under a line of credit. We had not borrowed any amounts under the line of credit during the year ended or as of December 31, 2024. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.
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
Additionally, the Manager and the Sub-Manager, subject to oversight by our board of directors, have broad discretion to review, approve, and oversee our business and acquisition policies, to evaluate our acquisition opportunities and to structure the terms of such acquisitions and investors will not be able to evaluate the transaction terms or other financial or operational data concerning such acquisitions. Because of these factors, the Second Follow-On Public Offering may entail more risk than other types of offerings. Our board of directors has also delegated broad discretion to both of the Manager and Sub-Manager to implement our business and acquisitions strategies, which includes delegation of the duty to approve certain decisions consistent with the business and acquisition policies approved by our board of directors, our board of directors’ fiduciary duties and securities laws. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted returns and other objectives.

The Second Follow-On Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of acquisitions we may make, and the value of an investment in us will fluctuate with the performance of the assets we acquire.
The Second Follow-On Public Offering is a “best efforts,” as opposed to a “firm commitment” offering. This means that the Managing Dealer is not obligated to purchase any shares, but has only agreed to use its “best efforts” to sell the shares to investors. As a result, if we are unable to raise substantial funds, we will make fewer acquisitions resulting in less diversification in terms of the number of assets owned and the types of assets that we acquire.
Participating broker-dealers in the Second Follow-On Public Offering are required to comply with Regulation Best Interest, which enhances the broker-dealer standard of conduct beyond current suitability obligations and requires participating broker-dealers in the Second Follow-On Public Offering to act in the best interest of each investor when making a recommendation to purchase shares in the Second Follow-On Public Offering, without placing their financial or other interest ahead of the investor’s interests. The application of this enhanced standard of conduct may impact whether a broker-dealer recommends our shares for investment and consequently may adversely affect our ability to raise substantial funds in the Second Follow-On Public Offering. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives, which alternatives are likely to exist, may be less costly or have a lower investment risk, in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Second Follow-On Public Offering, it would also harm our ability to create a diversified portfolio of investments and ability to achieve our objectives.
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
Investors should not assume that we will sell the maximum offering amount of the Second Follow-On Public Offering, or any other particular offering amount in the Second Follow-On Public Offering.
The shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. The ability to transfer shares is limited. Pursuant to our seventh amended and restated limited liability company agreement, as currently amended and as may be amended in the future (our “LLC Agreement”), we have the discretion under certain circumstances to prohibit transfers of shares, or to refuse to consent to the admission of a transferee as a shareholder. We have adopted a share repurchase program to conduct quarterly share repurchases but only a limited number of shares are eligible for repurchase. Moreover, investors should not rely on our share repurchase program as a method to sell shares promptly because our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and our board of directors may amend or suspend our share repurchase program upon 30 days’ prior notice to our shareholders if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares or risk our ability to qualify as a partnership for U.S. federal income tax purposes. Upon suspension of our share repurchase program, our share repurchase program requires our board of directors to consider at least quarterly whether the continued suspension of the plan is in our best interest and the best interest of our shareholders; however, we are not required to authorize the recommencement of the share repurchase program within any specified period of time. Our board of directors cannot terminate our share repurchase program absent a liquidity event or where otherwise required by law. In such an event, we will notify our shareholders of such developments in a current report on Form 8-K or in our annual or quarterly reports, which will be posted on our website, and will also provide a separate communication to our shareholders.

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
Our board of directors determines our net asset value for each class of our shares on a monthly basis. If our net asset value per share on such valuation date increases above or decreases below our net proceeds per share as stated in our prospectus, we will adjust the offering price of any of the classes of our shares, effective five business days after such determination is published, to ensure that no share is sold at a price, after deduction of upfront selling commissions and dealer manager fees, that is above or below our net asset value per share on such valuation date. Ongoing offering prices for the shares in the Second Follow-On Public Offering will take into consideration other factors such as selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering expenses so the offering price will not be the equivalent of the value of our assets.
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
Within the parameters of our valuation procedures, the valuation methodologies used to value our assets involves subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations of our assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Manager, the Sub-Manager and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Furthermore, through the valuation process, our board of directors may determine that the fair value of our assets that differs materially from the values that were provided by the independent valuation firm. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase shares or net asset value-based fees we paid to the Manager, the Sub-Manager or the Managing Dealer to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for our shares in the Second Follow-On Public Offering, and the price at which their shares may be repurchased by us pursuant to our share repurchase program are generally based on our most recently determined net asset value per share, they may pay more than realizable value or receive less than realizable value for their investment.
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
Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors has declared, and intends to continue to declare cash distributions to shareholders. We intend to pay these distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve operating results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of the risks described in this Annual Report. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future.
We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. We may pay some of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”). For the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, and 2018 distributions were paid from multiple sources and these sources included net investment income before expense support (reimbursement) of 55.6%, 76.9%, 76.3%, 65.2%, 42.3%, 61.7%, and 85.2%, reimbursable expense support of 0.1%, 0.0%, 0.0%, 0.0%, 33.2%, 23.5% and 11.1%, and offering proceeds of 44.3%, 23.1%, 23.7%, 34.8%, 24.5%, 14.8% and 3.7%, respectively. The Company will be required to repay expense support to the Manager and Sub-Manager in future periods which may reduce future income available for distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. In addition, if we fund distributions from borrowings, or other sources like expense support from the Manager and Sub-Manager, such sources may result in a liability to us which would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed or used expense support to fund our distributions, which would negatively affect the price per share of our shares. We cannot predict when distribution payments sourced from debt and from proceeds will occur, and an extended period of such payments would likely be unsustainable.
Because the Managing Dealer is an affiliate of the Manager, investors will not have the benefit of an independent review of the Second Follow-On Public Offering or us customarily performed in underwritten offerings.
The Managing Dealer, CNL Securities Corp., is an affiliate of the Manager, and will not make an independent review of us or the Second Follow-On Public Offering. Accordingly, investors will have to rely on their own broker-dealer or distribution intermediary to make an independent review of the terms of the Second Follow-On Public Offering. If an investor’s broker-dealer or distribution intermediary does not conduct such a review, they will not have the benefit of an independent review of the terms of the Second Follow-On Public Offering. Further, the due diligence investigation of us by the Managing Dealer cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our shares relative to publicly traded companies.
We may be unable to use a significant portion of the net proceeds of the Second Follow-On Public Offering on acceptable terms in the timeframe contemplated by the prospectus relating to the Second Follow-On Public Offering.
Delays in using the net proceeds of the Second Follow-On Public Offering may impair our performance. We cannot assure an investor that we will be able to identify any acquisition opportunities in a manner consistent with our business strategy or that any acquisition that we make will produce a positive return. We may be unable to use the net proceeds of the Second Follow-On Public Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before we have raised sufficient funds to deploy the proceeds of the Second Follow-On Public Offering in acquisitions that are consistent with our business strategy, we will deploy the net proceeds of the Second Follow-On Public Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, certain leveraged loans and high-quality debt instruments maturing in one year or less from the time of acquisition, which may produce returns that are significantly lower than the returns which we expect to achieve in relation to the businesses and other assets we will seek to acquire. At times, cash invested in these temporary investments may be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash net investment income. In the event we fail to timely invest the net proceeds of the Second Follow-On Public Offering, our results of operations and financial condition may be adversely affected.
Investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of the investment.
Potential investors do not have preemptive rights to any shares we issue in the future. Our LLC Agreement authorizes us to issue 1,000,000,000 shares. Pursuant to our LLC Agreement, a majority of our entire board of directors may amend our LLC Agreement from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After an investor’s purchase of our shares, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors, the Manager, the Sub-Manager and/or employees of the Manager or the Sub-Manager. To the extent we issue additional equity interests after an investor’s purchase of our shares, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our assets, an investor may also experience dilution in the net asset value and fair value of their shares.
Investors will experience substantial dilution in the net tangible book value of their shares equal to the offering costs and sales load associated with their shares and will encounter substantial on-going fees and expenses.
If investors purchase our shares in the Second Follow-On Public Offering, there are substantial fees and expenses which will be borne by the investor initially and ongoing as an investor. Also, investors will incur immediate dilution in the net tangible book value of their shares equal to the offering costs and the sales load associated with their shares. There are also certain offering costs associated with the shares in the Second Follow-On Public Offering, which will be reimbursed to the Manager and the Sub-Manager. This means that the investors who purchase shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities.
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
Our board of directors has the authority to modify or waive our current business and acquisition policies, criteria and strategies without prior notice and without shareholder approval. In such event, we will promptly file a prospectus supplement and a current report on Form 8-K, disclosing any such modification or waiver. We cannot predict the effect any changes to our current business and acquisition policies, criteria and strategies would have on our business, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay investors distributions and cause investors to lose all or part of their investment. Moreover, we will have significant flexibility in deploying the net proceeds of the Second Follow-On Public Offering and may use the net proceeds from the Second Follow-On Public Offering in ways with which investors may not agree or for purposes other than those contemplated at the time of the Second Follow-On Public Offering.
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
•establishing a board of directors divided into three classes – Class I, Class II and Class III – serving staggered three-year terms, such that not all members of the board of directors will be elected at one time, making it more difficult for shareholders to change the composition of our board of directors;
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
The Manager was formed in August 2016. The Sub-Manager was formed in September 2016 and, other than with respect to us, has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, other than respect to us, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Initial Public Offering, affiliates of CNL had only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
The Manager, the Sub-Manager and their respective affiliates, including our officers and some of our directors will face conflicts of interest including conflicts that may result from compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Manager, the Sub-Manager and their respective affiliates will receive substantial fees from us (directly or indirectly) in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public and private offerings of equity by us, which allow the Managing Dealer to earn additional dealer manager fees and the Manager and the Sub-Manager to earn increased management fees. The Administrator and the Sub-Administrator will also face conflicts of interests with respect to their performance of various administrative services that we require, including, but not limited to, conflicts that may arise from the Administrator’s and the Sub-Administrator’s decisions with respect to the allocation of their time and resources as they relate to their recommendations and oversight of the personnel, facilities and services provided to us, and the quality of professional and administrative services rendered by their respective affiliates to us. The Manager, the Sub-Manager and their respective affiliates, including certain of our officers and some of our directors, will face conflicts of interest including conflicts that may result from compensation arrangements. The Manager compensates the members of its management committee with incentive-based compensation, asset-based compensation and/or bonuses and awards which will vary based on the Manager’s performance.
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
The Manager and the Sub-Manager perform services for us in connection with the identification, selection and acquisition of our assets, and the monitoring and administration of our assets. We pay the Manager and the Sub-Manager certain fees for management services, including a base management fee that is not tied to the performance of our assets. We pay fees and commissions to the Managing Dealer in connection with the offer and sale of the shares. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services. Since the Administrator and the Sub-Administrator are affiliates of the Manager and the Sub-Manager, respectively, they may experience conflicts of interests when seeking expense reimbursement from us. Similarly, our businesses may pay fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees. These fees reduce the amount of cash available for acquisitions or distribution to our shareholders. These fees also increase the risk that the amount available for distribution to shareholders upon a liquidation of our assets would be less than the purchase price of the shares in the Second Follow-On Public Offering and that investors may not earn a profit on their investment.
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
The net proceeds from the sale of our shares in the Second Follow-On Public Offering will be used to finance the acquisition of businesses, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for business purposes, and we may require additional debt financing or equity capital to operate. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to fund the acquisition of businesses and to expand our operations will be adversely affected. As a result, we would be less able to execute our business strategy, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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

Although the valuations and pricing of durable and high quality private companies have increased in the last couple of years, ongoing competition for high quality private companies may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, higher interest rates, recessionary concerns, tariff policies and supply chain related disruptions and could be slowed or halted by significant external events. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues, changes in labor and material costs, and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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
•perceived or actual economic distress or failures of financial institutions;
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
•geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations); and
•changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to shareholders.
We will be exposed to risks associated with changes to overall pricing and valuation multiples of durable and high-quality private companies.
Although the valuations and pricing of durable and high quality private companies have increased in the last couple of years, ongoing competition for high quality private companies and resulting upward pressure on pricing may increase the acquisition cost of our assets and, as a result, could reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, tariff policies and supply chain related disruptions and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced valuations and multiples for our existing businesses. There can be no assurance that our businesses will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our assets.

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

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or members. Because of the nature of our assets in businesses, we may be subject to allegations of lender liability.
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
We, and our businesses, as well as the Manager and the Sub-Manager, may use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cyber attacks, including cyber attacks to our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of such a security breach or disruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and will likely continue to increase in the future. The use by bad actors of artificial intelligence technologies, which are becoming more widely adopted and increasingly sophisticated, may intensify such risks. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The results of these incidents could include disrupted operations, misstated or unreliable financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, regulatory enforcement litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Manager’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, the cost of maintaining and improving such systems and processes, procedures and internal controls may increase from its current level. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber-attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. We can provide no assurance that the networks and systems that our third-party vendors have established or use will be effective. Even if we, our businesses, the Manager or the Sub-Manager are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including vendors, software creators, cybersecurity service providers, and other third parties with whom we, our businesses, the Manager or the Sub-Manager do business, may occur, and such events could disrupt our normal business operations and networks in the future.
Technological developments in artificial intelligence could disrupt the markets in which we and our businesses operate and subject us and our businesses to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence, and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. Artificial intelligence could significantly disrupt the markets in which we and our businesses operate and subject us and our businesses to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We intend to seek to avail ourselves of the potential benefits that are available through artificial intelligence technologies, which present a number of potential risks. Data that artificial intelligence applications utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations or our businesses and their operations to the extent we or they rely on the work product of such technology in our or their operations. There is also a risk that artificial intelligence tools or applications may be misused or misappropriated by third parties engaged by us or our businesses. For example, a user may input confidential information, including material non-public information or personal identifiable information, into artificial intelligence technologies, resulting in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party artificial intelligence technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
Regulations related to artificial intelligence may also impose on us certain obligations and costs related to monitoring and compliance.

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
Our board of directors is ultimately responsible for the determination, in good faith, of the fair value of our assets. The determination of fair value is subjective, and the Manager and the Sub-Manager have a conflict of interest in assisting our board of directors in making this determination. Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for the methodologies to be used to estimate the fair value of our assets for purposes of our net asset value calculation. Our board of directors makes this determination on a monthly basis and any other time when a decision is required regarding the fair value of our assets. Our board of directors has retained an independent valuation firm to assist the Manager and the Sub-Manager in preparing their recommendations with respect to our board of directors’ determination of the fair values of assets for which market prices are not readily available. Additionally, our independent auditor has identified the valuation of investments using significant unobservable inputs and assumptions as a critical audit matter for us. A critical audit matter is one which is communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involves challenging, subjective or complex judgments by the independent auditor. Please see “Critical Audit Matter – Valuation of investments using significant unobservable inputs and assumptions” in the independent auditor’s report included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information and to review how this was most recently addressed.

Accounting Standards Codification Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Debt and equity investments in private companies or assets valued using the market or income approach are generally valued at the highest level as “Level 3” assets. As of December 31, 2024, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy constituted approximately 92.7% of our total assets. The types of factors that may be considered in determining the fair values of our assets include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the business’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Our net asset value could be adversely affected if the determinations regarding the fair value of our assets were materially higher than the values that we ultimately realize upon the disposal of such assets.
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
To the extent we borrow to finance our assets, we will be subject to financial market risks, including changes in interest rates. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates.
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

In addition, the per share amount of distributions on Class A, Class S, Class FA, Class T, Class D and Class I shares may differ because of different allocations of certain class-specific expenses. For example, the payment of the distribution and shareholder servicing fees over time with respect to the Class T and Class D shares will be paid from cash distributions that would otherwise be distributable to the shareholders of Class T and Class D shares. Accordingly, the Class T and Class D shareholders will receive a lower cash distribution than the Class FA, Class A, Class I and Class S shareholders as a result of economically bearing our obligation to pay such fees. Additionally, since the management and incentive fees for the Non-founder shares are higher than the management and incentive fees for the Class FA shares, the non-founder shares NAV will be less than the Class FA shares NAV as a result of economically bearing a greater proportionate share of our obligation to pay such fees. The payment of such fees and any other class-specific expenses will be specially allocated to the class of shares that are bearing these fees. Some shareholders will not be able to deduct these fees for tax purposes, which may result in shareholders’ taxable income from the Company exceeding the amount of cash distributions made to such shareholders.
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

As of December 31, 2024, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
For the period from January 1, 2023 through December 31, 2024, we sold shares on a continuous basis at the following prices through the Public Offerings:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
1/28/2023	$35.46	$34.08	$32.11	$32.88	1/31/2024	$36.69	$35.32	$33.31	$34.06
2/24/2023	35.84	34.41	32.43	33.22	2/29/2024	36.66	35.28	33.28	34.02
3/24/2023	35.76	34.32	32.36	33.16	3/28/2024	36.78	35.38	33.38	34.13
4/27/2023	35.98	34.55	32.57	33.36	4/30/2024	37.09	35.69	33.68	34.44
5/30/2023	35.77	34.36	32.39	33.18	5/31/2024	37.08	35.71	33.67	34.44
6/22/2023	35.75	34.31	32.34	33.16	6/28/2024	37.10	35.80	33.73	34.47
7/31/2023	35.87	34.50	32.52	33.27	7/31/2024	37.58	36.16	34.15	34.89
8/31/2023	35.87	34.52	32.54	33.29	8/30/2024	37.50	36.07	34.06	34.82
9/25/2023	36.24	34.80	32.81	33.61	9/30/2024	37.60	36.16	34.14	34.90
10/30/2023	36.21	34.83	32.86	33.60	10/31/2024	38.01	36.57	34.53	35.26
11/28/2023	36.14	34.78	32.80	33.55	11/27/2024	38.15	36.70	34.65	35.39
12/26/2023	36.31	35.14	32.99	33.70	12/31/2024	38.51	37.04	34.97	35.78
FOOTNOTE:
(1)    Subscriptions are held in escrow until accepted by us.
Unregistered Sales of Equity Securities
None.
Repurchase of Shares and Issuer Purchases of Equity Securities
In March 2019, our board of directors approved and adopted a share repurchase program, as further amended and restated in January 2020, June 2021, February 2023 and October 2024 (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors, in its sole discretion, may amend or suspend the Share Repurchase Program or waive any of its specific conditions to the extent it is in our best interest, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.

During the quarter ended December 31, 2024, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2024 to October 31, 2024	—	$—	—	$30,650
November 1, 2024 to November 30, 2024	—	—	—	30,650
December 1, 2024 to December 31, 2024	535	35.85	535	11,481
FOOTNOTE:
(1)    During the quarter ended December 31, 2024, we received requests for the repurchase of approximately $19.2 million of our common shares. Our board of directors approved the repurchase requests.
Holders
As of December 31, 2024, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	705
A	3,822
T	1,377
D	1,499
I	6,055
S	699
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
During the year ended December 31, 2024, approximately 368,000 Class T shares were converted to approximately 368,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2023, approximately 367,000 Class T shares were converted to approximately 367,000 Class A shares at an average conversion rate of 1.00.

Item 6.     [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein. The discussion of our financial condition and results of operations for the year ended December 31, 2022 included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed on March 27, 2024 is incorporated by reference herein.

Overview
Since we commenced operations on February 7, 2018 through March 24, 2025, we have acquired equity and debt investments in 16 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 24, 2025, we had eleven investments structured as controlling equity interests in combination with debt positions, four investments structured as minority equity interests in combination with debt positions and one investment structured as a minority equity interest. All of our debt investments were current as of December 31, 2024. See “Portfolio and Investment Activity” below for additional information related to our investments.
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
Through December 31, 2024, we had received net proceeds from the Public Offerings of approximately $971.6 million, including approximately $46.4 million received through our distribution reinvestment plan. We incurred selling commissions and dealer manager fees of approximately $14.2 million from the sale of Class A shares and Class T shares in the Public Offerings through December 31, 2024. The Class D shares and Class I shares sold through December 31, 2024 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $11.7 million based on actual amounts raised through the Public Offerings through December 31, 2024. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”

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
As of December 31, 2024, the public offering price was $38.51 per Class A share, $37.04 per Class T share, $34.97 per Class D share and $35.78 per Class I share. In January, February and March 2025, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of January 31, 2025, February 28, 2025 and March 31, 2025, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 31, 2025:
Public Offering Price, Per Share	$38.99	$37.50	$35.42	$36.12
Selling Commissions, Per Share	2.34	1.13	—	—
Dealer Manager Fees, Per Share	0.97	0.65	—	—
Effective February 28, 2025:
Public Offering Price, Per Share	$38.89	$37.39	$35.32	$36.01
Selling Commissions, Per Share	2.33	1.12	—	—
Dealer Manager Fees, Per Share	0.98	0.66	—	—
Effective March 31, 2025:
Public Offering Price, Per Share	$39.14	$37.62	$35.54	$36.23
Selling Commissions, Per Share	2.35	1.13	—	—
Dealer Manager Fees, Per Share	0.98	0.66	—	—
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Second Follow-On Public Offering.

Portfolio and Investment Activity
As of December 31, 2024, we had invested in 16 portfolio companies, consisting of equity investments and debt investments in all but one portfolio company. The table below presents our portfolio company investments (in millions):

		As of December 31, 2024
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2030	3.4	10.0
Resolution Economics	1/2/2020	8	7.9	Second Lien	15.0	12/30/2027	2.8	10.7
Blue Ridge	3/24/2020	16	10.2	Second Lien	15.0	12/28/2029	2.6	12.8
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	96	56.8	First Lien	15.0	12/9/2028	22.5	79.3
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	06/30/23	—	—	Secured	(3)	5/6/2029	24.6	24.6
TacMed	03/24/23	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/23	93	90.6	Secured	14.0	10/20/2030	15.9	106.5
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	7	62.2	(4)	(4)	(4)	—	62.2
MAP	7/18/2024	57	57.5	First Lien	15.0	7/18/2031	$15.0	72.5
			$600.6				$292.3	$892.9
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2024, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2024.
(3)    As of December 31, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at December 31, 2024 was 4.53%.
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

You are encouraged to evaluate the adjustments to Adjusted EBITDA, including the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future our portfolio companies may incur expenses that are the same as or similar to some of the adjustments in this presentation. The presentations of Adjusted EBITDA should not be construed as an inference that the future results of our portfolio companies will be unaffected by unusual or non-recurring items.
We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA may not be comparable to similar measures disclosed by other companies, because not all companies calculate this non-GAAP measure in the same manner. Because of these limitations and additional limitations described below, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA only as supplemental measures.
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

As of December 31, 2024 and 2023, Lawn Doctor had total assets of approximately $98.7 million and $100.0 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$45,264	$40,996

Net income (GAAP)	$3,388	$2,741
Interest and debt related expenses	5,900	5,880
Depreciation and amortization	2,614	2,653
Income tax expense	1,479	1,059
Adjusted EBITDA (non-GAAP)	$13,381	$12,333

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$8,095	$7,466
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 61% of Lawn Doctor.
Polyform
Polyform Products Company, Inc. (“Polyform”), is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.
As of December 31, 2024 and 2023, Polyform had total assets of approximately $31.7 million and $33.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of Polyform for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$18,951	$16,073

Net loss (GAAP)	$(463)	$(1,072)
Interest and debt related expenses	2,918	2,899
Depreciation and amortization	1,863	1,860
Income tax benefit	(148)	(440)
Adjusted EBITDA (non-GAAP)	$4,170	$3,247

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,632	$2,829
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 87% of Polyform.
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

As of December 31, 2024 and 2023, Roundtables had total assets of approximately $59.5 million and $61.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Roundtables for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$17,890	$17,507

Net income (GAAP)	$1,353	$1,232
Interest and debt related expenses	2,510	2,444
Depreciation and amortization	2,087	2,059
Income tax expense	329	602
Adjusted EBITDA (non-GAAP)	$6,279	$6,337

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,071	$5,118
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 81% of Roundtables.
HSH
Healthcare Safety Holdings, LLC (“HSH”) is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
As of December 31, 2024 and 2023, HSH had total assets of approximately $42.4 million and $45.0 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of HSH for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$35,002	$35,575

Net income (GAAP)	$2,515	$3,080
Interest and debt related expenses	3,725	3,670
Depreciation and amortization	2,921	2,998
Income tax expense	722	1,319
Adjusted EBITDA (non-GAAP)	$9,883	$11,067

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$7,364	$8,246
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 75% of HSH.
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

As of December 31, 2024 and 2023, ATA had total assets of approximately $86.7 million and $89.2 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of ATA for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$52,070	$48,448

Net loss (GAAP)	$(2,377)	$(3,482)
Interest and debt related expenses	5,870	5,986
Depreciation and amortization	4,302	4,378
Adjusted EBITDA (non-GAAP)	$7,795	$6,882

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,846	$5,162
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 75% of ATA.
Douglas
Douglas Machines Corp. (“Douglas”) is a leading manufacturer of innovative and customizable commercial cleaning and sanitizing equipment to the food, pet food, nutraceutical and industrial end-markets in the United States. Many of these end-markets, and in particular, food safety, are subject to increasingly stringent regulations.
As of December 31, 2024 and 2023, Douglas had total assets of approximately $55.9 million and $57.6 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net (loss) income of Douglas for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$27,468	$31,379

Net (loss) income (GAAP)	$(11)	$566
Interest and debt related expenses	2,506	2,523
Depreciation and amortization	1,442	1,434
Income tax (benefit) expense	(195)	144
Adjusted EBITDA (non-GAAP)	$3,742	$4,667

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,376	$4,210
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 90% of Douglas.
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

As of December 31, 2024 and 2023, Clarion had total assets of approximately $81.3 million and $80.4 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income (loss) of Clarion for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$17,574	$13,094

Net income (loss) (GAAP)	$462	$(178)
Interest and debt related expenses	3,331	3,392
Depreciation and amortization	1,026	991
Income tax expense (benefit)	187	(70)
Adjusted EBITDA (non-GAAP)	$5,006	$4,135

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$4,819	$3,986
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 96% of Clarion.
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
As of December 31, 2024 and 2023, Vektek had total assets of approximately $110.1 million and $114.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Vektek for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$35,260	$38,608

Net income (GAAP)	$387	$1,031
Interest and debt related expenses	6,333	6,853
Depreciation and amortization	3,638	3,635
Income tax expense	16	—
Adjusted EBITDA (non-GAAP)	$10,374	$11,519

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$8,685	$9,643
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023 , we owned approximately 84% of Vektek.
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

As of December 31, 2024 and 2023, TacMed had total assets of approximately $111.3 million and $114.3 million. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of TacMed for the year ended December 31, 2024 and for the period from March 24, 2023 (the date we acquired our investment in TacMed) to December 31, 2023 (in thousands):

	Years Ended December 31,
	2024	2023(1)
Revenues	$47,239	$32,332

Net loss (GAAP)	$(1,460)	$(5,540)
Interest and debt related expenses	4,773	3,854
Depreciation and amortization	5,452	3,813
Income tax benefit	(417)	(1,714)
Transaction related expenses(2)	45	1,959
Purchase accounting impact on cost of goods sold(3)	$—	2,542
Adjusted EBITDA (non-GAAP)	$8,393	$4,914

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(4)	$8,014	$4,692
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
(4)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 95% of TacMed.
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
As of December 31, 2024 and 2023, Sill had total assets of approximately $120.0 million and $76.9 million. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of Sill for the year ended December 31, 2024 and period from October 20, 2023 (the date we acquired our investment in Sill) to December 31, 2023 (in thousands):

	Years Ended December 31,
	2024	2023(1)
Revenues	$22,311	$3,804

Net loss (GAAP)	$(1,397)	$(1,011)
Interest and debt related expenses	2,297	454
Depreciation and amortization	2,736	369
Income tax expense (benefit)	911	(532)
Transaction related expenses(2)	—	1,801
Adjusted EBITDA (non-GAAP)	$4,547	$1,081

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$4,242	$1,071
FOOTNOTES:
(1) Results are for the period from October 20, 2023 (the date we acquired our investment in Sill) to December 31, 2023.
(2) Initial buyer transaction costs paid by Sill included in the purchase price. Transaction related expenses are non-recurring.
(3)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024 and 2023, we owned approximately 93% and 99% of Sill.

MAP
Madison Retirement Holdings TopCo, LLC (“MAP”) is a third-party administrator of retirement plans. Servicing small and mid-size businesses across all 50 states, MAP provides customer with plan design and implementation, plan administration, compliance, fiduciary services and customer support to approximately 3,700 plans and 200,000 participants. Established in 1993, MAP has over 100 employees and is headquartered in Appleton, WI.
As of December 31, 2024, MAP had total assets of approximately $122.7 million. The following table reconciles our proportionate share of Adjusted EBITDA of MAP from net loss for the period from July 18, 2024 (the date we acquired our investment in MAP) to December 31, 2024 (in thousands):

2024(1)
Revenues	$8,418

Net loss (GAAP)	$(4,994)
Interest and debt related expenses	748
Depreciation and amortization	1,481
Transaction related expenses(2)	1,412
Adjusted EBITDA (non-GAAP)	$(1,353)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$(771)
FOOTNOTES:
(1)Results are for the period from July 18, 2024 (the date we acquired our investment in MAP) to December 31, 2024.
(2)Initial buyer transaction costs paid by MAP included in the purchase price. Transaction related expenses are non-recurring.
(3)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2024, we owned approximately 57% of MAP.

Other Portfolio Companies
Milton
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic applications across a variety of end markets including vehicle service; industrial maintenance, repair and operating supplies; aerospace and defense; and agriculture. The company has more than 5,000 active customers and over 3,000 SKUs with products including couplers, gauges, chucks, blow guns, filters, regulators and lubricators. Milton’s high-quality products, engineering expertise and partnership approach creates long-term relationships, with an average tenure of over 30 years among its top ten customers. Milton completed four add-on acquisitions during 2021 and 2020, including GH Meiser & Co., Milton’s Bells, Zeeline, and Global-Flex. We believe these add-on acquisitions bolster Milton’s tire gauge, grease and fluid handling, hose assemblies, rubber expansion and metal expansion joints, “PTFE” products and pump connectors product lines. During 2022, Milton completed three additional add-on acquisitions, including Thunder Technologies which specializes in critical and demanding hose, rubber and expansion joint applications, Lock Technology which provides specialty tools to the automotive end market, and ProMax which provides specialty tools, components and accessories for the automotive and truck industries. In March 2023, Milton acquired Steck Manufacturing, which expands Milton’s product suite and end-market reach to offer specialty tools to the automotive, body shop, towing and public safety end markets. In December 2024, Milton acquired GoatThroat Pumps, a manufacturer of precision-engineered fluid and chemical handling systems. These acquisitions further Milton’s strategy of both growing organically and through M&A.
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

Blue Ridge
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge's services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software. In July 2020, Blue Ridge acquired Benefit Concepts Systems, Inc., a full service benefit consulting firm with expertise in the design, implementation, and administration of ESOPs. In April 2021, Blue Ridge acquired Coastal Pension Services, a leading provider of outsourced 401(k) administration services in the greater Washington, D.C. area. In December 2021, Blue Ridge acquired a California based provider of outsourced 401(k), defined benefit and cash balance plan administration services. In January 2022, Blue Ridge acquired Nicholas and Associates which specializes in the design and administration of retirement plans. Additionally, in August 2022, Blue Ridge acquired substantially all of the Tax Benefits Plan Services business of Crowe LLP which specializes in ESOP administration as well as retirement plan and consulting services. These acquisitions further Blue Ridge’s strategy of both growing organically and through M&A. In February 2023, Blue Ridge acquired a majority investment in Workplace Development Inc., which provides innovative ESOP communication, training and ownership culture services that complement the services Blue Ridge offers its customers. In May 2024, Blue Ridge acquired TSC 401K, a premier third-party administration firm that offers expert retirement plan consulting, design and administration solutions for businesses and their financial advisors.
USAW
USA Water Intermediate Holdings, LLC (“USAW”) is a leading provider of operations and maintenance services for water and wastewaster systems across the Southeast United States. USAW was established in 2012 and is based in Rosenberg, TX. USAW’s non-discretionary services enable municipalities and utility districts to entrust their water infrastructure maintenance, asset management and regulatory compliance needs to a professional partner of scale. USAW’s industry-leading technical expertise and comprehensive service offerings play a critical role in ensuring the integrity, safety and reliability of clean, high-quality water access. USA Water provides customers with wastewater facility operations, pipe repair and maintenance, meter reading, new water tap installations, regulatory and compliance, and billing and administrative services. In August 2024, USAW acquired AWR Services, Inc (“AWR”). Headquartered in Austin, TX, AWR provides utility management services to the water and wastewater industry. AWR is a strategic acquisition serving to broaden USAW’s service capabilities, expand its geographic footprint, diversify its customer base, and contribute to increased scale of the business.
LBR
LOCI Topco Limited (“LBR”) is a technology-driven information services business powering the global legal, intellectual property and governance, risk and compliance markets. LBR’s proprietary intelligence, data, and insight services are dedicated to supporting legal professionals in understanding market trends, regulatory developments and best practices. LBR goes to market under multiple proprietary brands led by its Lexology platform to provide its legal professional and corporate clients with subscription-based services for analytical content, informed case strategy, conducting research and to drive business development opportunities across its client base. Established in 1996, LBR has over 550 employees with headquarters in London, and offices in Washington, DC, Austin, New York and Hong Kong.
Co-Investments
We refer to our investments in Milton, Resolution Economics, Blue Ridge, USAW, and LBR collectively as our “Co-Investments.” As of December 31, 2024, our Co-Investments had total assets of approximately $1,760.0 million, which included all five investments. As of December 31, 2023, our Co-Investments had total assets of $535.4 million, which was represented by Milton, Resolutions Economics and Blue Ridge. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of our Co-Investments for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024(1)	2023
Revenues	$389,921	$204,556

Net loss (GAAP)	$(50,656)	$(2,898)
Interest and debt related expenses	66,074	30,477
Depreciation and amortization	30,699	9,436
Income tax (benefit) expense	(757)	2,268
Adjusted EBITDA (non-GAAP)	$45,360	$39,283

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$4,331	$5,003
FOOTNOTES:
(1)Results for USAW and LBR are for the periods from February 21, 2024 and June 17, 2024 (the dates the Company acquired its investments in each), respectively, to December 31, 2024.
(2)Amounts based on our ownership percentage as of the end of the periods presented. We owned approximately 13%, 8%, 16%, 5% and 7% of Milton, Resolution Economics, Blue Ridge, USAW and LBR, respectively, at the end of December 31, 2024. We owned approximately 13%, 8% and 16% of Milton, Resolution Economics and Blue Ridge, respectively, at the end of December 31, 2023.
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
Market conditions
From time to time, the global capital markets may experience periods of disruption and instability, as we have seen and continue to see with the recent public health crises, natural disasters and geopolitical events, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital. Furthermore, economic growth remains affected by inflationary pressure, tariff policies and supply chain related disruptions and could be slowed or halted by significant external events. Some of our portfolio companies have experienced supply chain related disruptions from time to time. In some instances, strategic decisions to hold more inventory have been made as a result of ongoing supply chain related disruptions. Significant changes or volatility in the capital markets have and may continue to have a negative effect on the valuations of our businesses and other assets. While all of our assets are likely to not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our assets are sold in a principal market to market participants (even if we plan on holding an asset long term or through its maturity) and impairments of the market values or fair market values of our assets, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant changes in the capital markets may also affect the pace of our activity and the potential for liquidity events involving our assets. Thus, the illiquidity of our assets may make it difficult for us to sell such assets to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our assets if we were required to sell them for liquidity purposes.

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
As of December 31, 2024 and 2023, we had approximately $146.3 million and $134.5 million, respectively, of cash. Information related to the year ended December 31, 2022 is included in our Form 10-K filed with the SEC on March 27, 2024.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $220.8 million and $245.8 million in net proceeds during the years ended December 31, 2024 and 2023, respectively, from the Public Offerings, which excludes approximately $18.1 million and $12.8 million raised through our distribution reinvestment plan during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had approximately 811 million authorized common shares remaining for sale.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $31.2 million and $21.1 million, during the years ended December 31, 2024 and 2023, respectively.
The increase in operating cash flows (excluding amounts related to investment activity) for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily attributable to (i) an increase in interest income of approximately $12.5 million (ii) an increase in return of capital of approximately $3.3 million offset by (iii) an increase in third-party operating expenses, net of changes in liabilities, of approximately $3.8 million and (iv) an increase in amounts paid to related parties of approximately $1.8 million.
Borrowings. We did not borrow any amounts during the years ended December 31, 2024 and 2023. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 8. “Financial Statements and Supplementary Data” for additional information regarding the 2022 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $173.7 million and $243.2 million of cash to purchase portfolio company investments during the years ended December 31, 2024 and 2023, respectively. Additionally, we used net cash of approximately $109.3 million to invest in U.S. Treasury bills during the year ended December 31, 2023. No U.S. Treasury bills were held at December 31, 2024.
Distributions. We paid distributions to our shareholders of approximately $19.8 million and $17.3 million (which excludes distributions reinvested of approximately $18.1 million and $12.8 million, respectively) during the years ended December 31, 2024 and 2023, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $46.5 million and $18.0 million during the years ended December 31, 2024 and 2023, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.1 million in deferred financing costs during the years ended December 31, 2024 and 2023, respectively.

Reimbursement of Expense Support. We accrued a reimbursement of expense support due to the Manager and Sub-Manager of approximately $0.6 million during the year ended December 31, 2023, all of which was paid in January 2024. As of December 31, 2024, there is no remaining unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the years ended December 31, 2024 and 2023 (twelve record dates). The following table reflects total distributions declared during the years ended December 31, 2024 and 2023 (in thousands expect per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested	Range of Distribution Rates(3)
Year ended December 31, 2024	$37,899	$18,145	$19,754	2.7% - 3.7%
Year ended December 31, 2023	30,063	12,759	17,304	2.8% - 3.8%
FOOTNOTES:
(1)    Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 - December 31, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 - December 31, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
(3)    Represents the range of monthly distribution rates during the period, measured on the dollar value of distributions per share class as a percentage of the respective share class public offering price.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	Percentage(1)	Amount	Percentage (1)
Net investment income before reimbursement of expense support (reimbursement)	$21,065	106.6%	$23,110	133.5%
Expense support (reimbursement)	20	0.1	(644)	(3.7)
Net investment income	$21,085	106.7%	$22,466	129.8%
Cash distributions declared, net of distributions reinvested(2)	$19,754	100.0%	$17,304	100.0%
 FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $18,145 and $12,759 of distributions reinvested pursuant to our distribution reinvestment plan during the years ended December 31, 2024 and 2023, respectively.
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
During the years ended December 31, 2024 and 2023, we received requests for the repurchase of approximately $57.5 million and $23.8 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following table summarizes the shares repurchased during the years ended December 31, 2024 and 2023 (in thousands except per share data):

	Years Ended December 31,
	2024			2023
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	162	$6,076	$37.44	65	$2,309	$35.75
Class A	135	4,624	34.20	127	4,187	33.03
Class T	153	5,175	34.04	69	2,270	33.13
Class D	121	4,154	34.33	40	1,318	32.73
Class I	1,031	36,078	35.02	391	13,098	33.44
Class S	36	1,387	38.44	17	624	36.45
Total	1,638	$57,494	$35.13	709	$23,806	$33.58

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Through December 31, 2024, we had acquired equity and debt investments in 16 portfolio companies using the net proceeds from our Offerings. As of December 31, 2024 and 2023, the fair value of our portfolio company investments totaled approximately $1.1 billion and $876.8 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments and for information regarding our portfolio companies.
The following table summarizes our operating results for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Total investment income	$71,701	$59,511
Total operating expenses	(50,607)	(36,401)
Expense support (reimbursement), net	20	(644)
Net investment income before taxes	21,114	22,466
Income tax expense	(29)	—
Net investment income	21,085	22,466
Total net realized gain on investments	—	4
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	88,671	41,689
Net increase in net assets resulting from operations	$109,756	$64,159
Investment Income
Investment income consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
From portfolio company investments:
Interest income	$40,623	$34,172
Dividend income	22,354	20,190
PIK dividend income	2,755	—
From U.S. Treasury bills and cash and cash equivalents:
Interest income	5,969	5,149
Total investment income	$71,701	$59,511

Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, our weighted average annual yield on our accruing debt investments was 14.1% and 14.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily attributable to (i) receiving a full year of interest income on debt investments acquired in March 2023 and October 2023 of approximately $44.9 million (ii) receiving a full year of interest income on additional senior debt investments in existing portfolio companies during the year ended December 31, 2023 of approximately $54.5 million and (iii) acquisitions of new portfolio companies during the year ended December 31, 2024 resulting in debt investments of $16.4 million. The increase in interest income resulting from the above transactions was $2.9 million, $2.7 million and $0.8 million, respectively.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During 2024 and 2023, we received dividend income from 13 and nine of our portfolio companies, respectively.
PIK dividend income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividend income was approximately $2.8 million for the year ended December 31, 2024. No PIK dividend income was recognized for the year ended December 31, 2023. The increase in PIK dividend income is primarily attributable to the new preferred equity investment made during June 2024.
Our total investment income from portfolio company investments for the year ended December 31, 2024, resulted in cash yields ranging from 1.9% to 17.8% based on our investment cost, as compared to 3.1% to 20.5% for the year ended December 31, 2023.
The increase in interest income from U.S. Treasury bills and cash and cash equivalents is a result of a modest increase in the average investment yield and an increase in the average investment balance driven by the net dollars raised in Public Offerings offset by lower deal volume during the year ended December 31, 2024.
We stopped investing in U.S. Treasury bills by the end of the fourth quarter of 2023. For the year ended December 31, 2023 our effective yield on U.S. Treasury bills ranged from 3.4% to 5.0%. Beginning in July 2023, we have invested in an IntraFi Cash Service (“ICS”) account. During the year ended December 31, 2024, our effective yield on cash invested in the ICS account ranged from 4.0% to 5.0% compared to an effective yield of 5.0% for the year ended December 31, 2023.
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
Operating Expenses
Our operating expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Total return incentive fees	$24,119	$13,506
Base management fees	18,083	13,208
Offering expenses	1,265	3,419
Professional services	3,119	1,875
Pursuit costs	1,301	1,875
Distribution and shareholder servicing fees	1,313	1,184
Custodian and accounting fees	536	452
General and administrative expenses	449	480
Insurance expense	215	207
Director fees and expenses	207	195
Total operating expenses	50,607	36,401
Expense support	(20)	—
Reimbursement of Expense Support	—	644
Net operating expenses	$50,587	$37,045

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
We incurred total return incentive fees of approximately $24.1 million and $13.5 million during the years ended December 31, 2024 and 2023, respectively. The increase in total return incentive fees during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to an increase in the net change in unrealized appreciation on investments.
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
We incurred base management fees of approximately $18.1 million and $13.2 million during the years ended December 31, 2024 and 2023, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash and U.S. Treasury bills) which were approximately $982.0 million and $738.2 million during the years ended December 31, 2024 and 2023, respectively.
Offering Expenses
Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on our consolidated statements of assets and liabilities as deferred offering expenses and expensed to our consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We incurred offering expenses of approximately $1.3 million and $3.4 million during the years ended December 31, 2024 and 2023, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $1.3 million and $1.9 million during the years ended December 31, 2024 and 2023, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $1.3 million and $1.2 million during the years ended December 31, 2024 and 2023, respectively. The increase in distribution and shareholder servicing fees during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is attributable to an increase in Class T and Class D shares outstanding.

Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $4.5 million and $3.2 million during the years ended December 31, 2024 and 2023, respectively. The increase in other operating expenses during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily attributable to an increase in custodian, accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments.
Expense Support (Reimbursement) and Conditional Reimbursement Agreement
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
Expense support (reimbursement) totaled approximately less than $0.1 million and $(0.6) million during the years ended December 31, 2024 and 2023, respectively. The actual amount of expense support or expense support reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for details regarding total Expense Support received since inception.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current year related to our Taxable Subsidiaries. During the years ended December 31, 2024 and 2023, we recorded current income tax expense of approximately $0.03 million and $0.0 million, respectively. Additionally, we recorded a provision for deferred taxes on investments of approximately $2.4 million and $3.2 million during the years ended December 31, 2024 and 2023, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of December 31, 2024 and 2023, six and three of our equity investments were held in Taxable Subsidiaries, respectively. As of December 31, 2024, one of our debt investments was held in Taxable Subsidiary.
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024		2023
Tax expense computed at the federal statutory rate	$23,555	21.0%	$14,148	21.0%
State income tax expense net of federal benefit	123	0.1	205	0.3
Benefit of partnership structure	(21,267)	(19.0)	(11,138)	(16.5)
Income tax expense	$2,411	2.1%	$3,215	4.8%
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
The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on twelve portfolio companies of approximately $105.1 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $14.0 million during the twelve months ended December 31, 2024. Gross unrealized appreciation was primarily due to EBITDA growth, accretive add-on acquisitions and multiple expansion. Gross unrealized depreciation was primarily driven by EBITDA declines, multiple compression and unrealized foreign currency loss. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.4 million during the twelve months ended December 31, 2024.
The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $60.1 million, offset partially by gross unrealized depreciation on two portfolio companies of approximately $15.2 million during the twelve months ended December 31, 2023. Two portfolio company investments remained flat due to the recency of investments. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.2 million during the twelve months ended December 31, 2023.
Net Assets
During the years ended December 31, 2024 and 2023, the net increase in net assets consisted of the following:

	Years Ended December 31,
	2024	2023
Operations	$109,756	$64,159
Distributions to shareholders	(37,899)	(30,063)
Capital transactions	180,002	236,154
Net increase in net assets	$251,859	$270,250
Operations increased by approximately $45.6 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in operations was primarily due to an increase of approximately $47.0 million in the net change in unrealized appreciation on investments and a decrease of approximately $1.4 million in net investment income during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Distributions increased approximately $7.8 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of an increase in shares outstanding.
Capital share transactions decreased approximately $56.2 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due a decrease in net proceeds received through our Offerings of approximately $27.9 million and an increase of approximately $5.4 million in amounts received through our distribution reinvestment plan, which was offset partially by an increase in share repurchases of approximately $33.6 million under the Share Repurchase Program.
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

	YTD Total Return	Three Year Total Return(1)	AAR Since Inception(2)	Cumulative Total Return(2)	Cumulative Total Return Period(2)
Class FA (no sales load)	11.2%	33.7%	15.3%	105.5%	Feb. 7, 2018 – Dec. 31, 2024
Class FA (with sales load)	4.0%	25.0%	13.4%	92.1%	Feb. 7, 2018 – Dec. 31, 2024
Class A (no sales load)	10.2%	29.9%	13.3%	89.5%	Apr. 10, 2018 – Dec. 31, 2024
Class A (with sales load)	0.9%	18.9%	10.9%	73.4%	Apr. 10, 2018 – Dec. 31, 2024
Class I	9.9%	29.6%	13.5%	91.1%	Apr. 10, 2018 – Dec. 31, 2024
Class T (no sales load)	9.3%	27.6%	11.7%	77.2%	May. 25, 2018 – Dec. 31, 2024
Class T (with sales load)	4.1%	21.6%	10.4%	68.8%	May. 25, 2018 – Dec. 31, 2024
Class D	9.9%	29.5%	12.2%	79.8%	Jun. 26, 2018 – Dec. 31, 2024
Class S (no sales load)	11.2%	35.5%	15.4%	73.5%	Mar. 31, 2020 – Dec. 31, 2024
Class S (with sales load)	7.3%	30.7%	14.2%	67.4%	Mar. 31, 2020 – Dec. 31, 2024
 FOOTNOTES:
(1)     For the period from January 1, 2022 to December 31, 2024.
(2)    For the period from the date the first share was issued for each respective share class to December 31, 2024. The AAR since inception is calculated by taking the Cumulative Total Return and dividing it by the cumulative total return period.
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

Hedging Activities
As of December 31, 2024, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2024, all of our portfolio company investments were categorized as Level 3.
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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are currently structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. We may also invest in floating interest rate debt investments in the future.
We had not borrowed any money as of December 31, 2024. However, to the extent that we borrow money to make investments, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of December 31, 2024, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the U.S. dollar. We estimate that as of December 31, 2024, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $6.3 million.

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

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2024, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1,140,859 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the valuation methodologies and techniques outlined in Notes 2 and 4 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation techniques (i.e., market approach, income approach or transaction approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples and discount rates.

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

Orlando, Florida
March 31, 2025

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $892,940 and $719,976, respectively)	$1,140,859	$876,843
Cash and cash equivalents	146,319	134,453
Receivable for shares sold	—	1,411
Prepaid expenses and other assets	472	440
Total assets	1,287,650	1,013,147
Liabilities
Due to related parties, net (Note 5)	26,386	15,787
Payable for shares repurchased	19,169	8,224
Deferred tax liabilities, net	9,844	7,462
Accounts payable and other accrued expenses	1,043	2,325
Total liabilities	56,442	33,798
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 4,017 and 4,179 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 8,549 and 5,328 shares issued, respectively; 8,238 and 5,152 shares outstanding, respectively	8	5
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,582 and 3,179 shares issued, respectively; 2,511 and 2,629 shares outstanding, respectively	3	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,275 and 2,714 shares issued, respectively; 3,072 and 2,632 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 15,936 and 12,846 shares issued, respectively; 14,154 and 12,095 shares outstanding, respectively	14	12
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,712 and 1,748 shares outstanding, respectively	2	2
Capital in excess of par value	1,031,526	851,529
Distributable earnings	199,648	127,791
Total Members’ Equity	$1,231,208	$979,349

Net asset value per share:
Class FA	$39.55	$36.67
Class A	$35.68	$33.57
Class T	$35.72	$33.64
Class D	$35.42	$33.31
Class I	$36.12	$34.06
Class S	$40.09	$37.25
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Investment Income
From portfolio company investments:
Interest income	$40,623	$34,172
Dividend income	22,354	20,190
Payment-in-kind (“PIK”) dividend income	2,755	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	5,969	5,149
Total investment income	71,701	59,511
Operating Expenses
Total return incentive fees	24,119	13,506
Base management fees	18,083	13,208
Offering expenses	1,265	3,419
Professional services	3,119	1,875
Pursuit costs	1,301	1,875
Distribution and shareholder servicing fees	1,313	1,184
Custodian and accounting fees	536	452
General and administrative expenses	449	480
Insurance expense	215	207
Director fees and expenses	207	195
Total operating expenses	50,607	36,401
Expense support	(20)	—
Reimbursement of expense support	—	644
Net operating expenses	50,587	37,045
Net investment income before taxes	21,114	22,466
Income tax expense	(29)	—
Net investment income	21,085	22,466
Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain on investments:
U.S. Treasury bills	—	4
Total net realized gain on investments	—	4
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	91,053	44,930
U.S. Treasury bills	—	(26)
Provision for deferred taxes on investments	(2,382)	(3,215)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	88,671	41,689
Net gain on investments	88,671	41,693
Net increase in net assets resulting from operations	$109,756	$64,159

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Net increases in net assets resulting from operations per share
Class FA	$4.13	$3.02
Class A	$3.36	$2.37
Class T	$3.08	$2.18
Class D	$3.24	$2.33
Class I	$3.31	$2.43
Class S	$4.09	$3.11

Weighted average shares outstanding
Class FA	4,098	4,223
Class A	6,578	3,426
Class T	2,586	2,606
Class D	2,893	2,282
Class I	13,264	10,547
Class S	1,736	1,761

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2022	21,276	$21	$615,383	$93,695	$709,099
Net investment income	—	—	—	22,466	22,466
Net realized gain on investments	—	—	—	4	4
Net change in unrealized appreciation on investments	—	—	—	41,689	41,689
Distributions to shareholders	—	—	—	(30,063)	(30,063)
Issuance of common shares through the Public Offerings	7,483	8	247,193	—	247,201
Issuance of common shares through distribution reinvestment plan	385	—	12,759	—	12,759
Repurchase of common shares pursuant to share repurchase program	(709)	—	(23,806)	—	(23,806)
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	21,085	21,085
Net change in unrealized appreciation on investments	—	—	—	88,671	88,671
Distributions to shareholders	—	—	—	(37,899)	(37,899)
Issuance of common shares through the Public Offerings	6,381	7	219,344	—	219,351
Issuance of common shares through distribution reinvestment plan	526	—	18,145	—	18,145
Repurchase of common shares pursuant to share repurchase program	(1,638)	(2)	(57,492)	—	(57,494)
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Operating Activities:
Net increase in net assets resulting from operations	$109,756	$64,159
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(173,656)	(243,241)
Proceeds from return of capital on portfolio company investments	3,448	165
Purchases of investments in U.S. Treasury bills	—	(876,977)
Proceeds from redemptions/sales of U.S. Treasury bills	—	986,312
Net realized gain on investments	—	(4)
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(91,053)	(44,904)
Accretion of discounts	—	(3,115)
PIK dividends	(2,755)	—
Increase in net due to related parties	10,599	178
(Decrease) increase in accounts payable and other accrued expenses	(1,282)	1,105
Increase in deferred tax liabilities, net	2,382	3,215
Increase in prepaid expenses and other assets	131	312
Net cash used in operating activities	(142,430)	(112,795)
Financing Activities:
Proceeds from issuance of common shares	220,762	245,790
Payment on repurchases of common shares	(46,549)	(17,950)
Distributions paid, net of distributions reinvested	(19,754)	(17,304)
Deferred financing costs	(163)	(125)
Net cash provided by financing activities	154,296	210,411
Net increase in cash	11,866	97,616
Cash and cash equivalents, beginning of period	134,453	36,837
Cash and cash equivalents, end of period	$146,319	$134,453
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44	$11
Supplemental disclosure of non-cash financing activities:
Distributions reinvested	$18,145	$12,759
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$138	$92
Payable for shares repurchased	$19,169	$8,224

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 5.4%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –12.1%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC (5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,625	24,625	24,625
Total Senior Secured Note					148,576	148,576
Senior Secured Notes – Second Lien – 6.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Total Senior Secured Notes					$292,284	$292,284

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024 (CONTINUED)
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.0%
LOCI Topco Limited (6)	Information Services and Advisory Solutions	8.5% PIK(7)		46,597,751	$62,070	$61,155
Total Preferred Equity					62,070	61,155
Common Equity – 64.0%
ATA Holding Company, LLC (8)	Real Estate Services			37,985	$37,125	$35,291
Auriemma U.S. Roundtables (8)	Information Services and Advisory Solutions			33,094	33,476	62,511
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	10,200	36,896
Clarion Safety Systems, LLC (8)	Visual Safety Solutions			57,368	56,816	67,213
Douglas Machines Corp. (8)	Sanitation Products			35,500	35,500	39,057
Healthcare Safety Holdings, LLC (8)	Healthcare Supplies			17,320	17,320	47,726
LOCI Topco Limited (6)	Information Services and Advisory Solutions			73,215	93	1,618
Lawn Doctor, Inc (8)	Commercial and Professional Services			7,746	27,610	91,742
Madison Retirement Holdings TopCo, LLC(8)	Retirement Plan Services			57,500	57,500	60,463
Milton Industries, Inc	Engineered Products			6,647	6,647	18,849
Polyform Products, Co. (8)	Hobby Goods and Supplies			10,820	15,599	12,751
Resolution Economics, LLC	Business Services			7,666	7,855	20,400
Sill Holdings, LLC (8)	Business Services			82,754	90,549	119,736
Tacmed Holdings, LLC (8)	Healthcare Supplies			77,000	76,744	92,378
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	10,370
Vektek Holdings, LLC (8)	Engineered Products			56,928	56,928	70,419
Total Common Equity					538,586	787,420
Total Equity					$600,656	$848,575
TOTAL INVESTMENTS – 92.7%					$892,940	$1,140,859
OTHER ASSETS IN EXCESS OF LIABILITIES – 7.3%						90,349
NET ASSETS – 100.0%						$1,231,208

FOOTNOTES:
(1) Security may be an obligation of one or more entities affiliated with the named company.
(2) Percentages represent fair value as a percentage of net assets for each investment category.
(3) All investments are U.S. based unless otherwise noted.
(4) As of December 31, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at December 31, 2024 was 4.53%.
(5) The Company has a first lien on this portfolio company’s assets, except in cases when the portfolio company has a revolving line of credit provided by a third-party lender. In some instances the revolving lender has a first priority lien on all assets, whereas, in others, the revolving lender has a first priority lien on only accounts receivable and inventory, if applicable, and a second lien on all other assets.
(6) LBR is headquartered in the United Kingdom. LBR investment represents 5.1% of net assets based on fair value as of December 31, 2024.
(7) PIK dividend income is computed at the contractual rate in each applicable agreement and is accrued and recorded as dividend income and capitalized to the principal balance.
(8) As of December 31, 2024, the Company owned a controlling interest in this portfolio company.

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Notes – First Lien – 20.5%
ATA Holding Company, LLC	Real Estate Services	15.0%	4/1/2027	$37,000	$37,000	$37,000
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	8.0%	8/1/2024	2,000	2,000	2,000
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	22,500	22,500
Healthcare Safety Holdings, LLC	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Lawn Doctor, Inc.	Commercial and Professional Services	(3)	2/7/2025	29,490	29,490	29,490
Polyform Products, Co.	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC	Engineered Products	(3)	5/6/2029	24,875	24,875	24,875
Total Senior Secured Notes - First Lien					200,816	200,816
Senior Secured Notes – Second Lien – 7.7%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	8/1/2025	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Business Services	15.0%	12/28/2028	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	7/7/2026	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2027	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	1/2/2026	2,834	2,834	2,834
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes - Second Lien					75,342	75,342
Total Senior Secured Notes					$276,158	$276,158

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023 (CONTINUED)
(in thousands, except share data)

Company(1)(2)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Equity - 61.3%
ATA Holding Company, LLC (4)	Real Estate Services			37,985	$37,125	$32,376
Auriemma U.S. Roundtables (4)	Information Services and Advisory Solutions			33,094	33,476	58,964
Blue Ridge ESOP Associates	Business Services			11,489	12,793	22,926
Clarion Safety Systems, LLC (4)	Visual Safety Solutions			57,368	57,189	60,451
Douglas Machines Corp. (4)	Sanitation Products			35,500	35,500	43,379
Healthcare Safety Holdings, LLC (4)	Healthcare Supplies			17,320	17,320	44,988
Lawn Doctor, Inc. (4)	Commercial and Professional Services			7,746	27,611	75,165
Milton Industries Inc.	Engineered Products			6,647	6,647	20,982
Polyform Products, Co. (4)	Hobby Goods and Supplies			10,820	15,599	15,964
Resolution Economics, LLC	Business Services			7,666	8,081	15,189
Sill Holdings, LLC (4)	Business Services			58,549	58,549	58,549
Tacmed Holdings, LLC (4)	Healthcare Supplies			77,000	77,000	77,000
Vektek Holdings, LLC (4)	Engineered Products			56,928	56,928	74,752
Total Equity					443,818	600,685
TOTAL INVESTMENTS - 89.5%					$719,976	$876,843
OTHER ASSETS IN EXCESS OF LIABILITIES –10.5%						102,506
NET ASSETS–100.0%						$979,349

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
FOR THE YEAR ENDED DECEMBER 31, 2024

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
The Company intends for a significant majority of its total assets to be comprised of long-term controlling equity interests and debt positions in the businesses it acquires. In addition, and to a lesser extent, the Company may acquire other debt and minority equity positions. The Company intends to acquire, directly or through syndication, various types of debt including secured and senior unsecured debt, notes and other instruments. The Company may also acquire minority equity interests as a standalone investment or as a co-investment in combination with other funds and partnerships managed by the Sub-Manager or its affiliates. The Company expects that these positions will comprise a minority of its total assets.
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering”, which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). On November 1, 2024, the Company commenced a second follow-on public offering of shares of our limited liability company interests (the “Second Follow-On Public Offering” and together with the Initial Public Offering and the Follow-On Public Offering, the “Public Offerings”) and terminated the Follow-On Public Offering.
Through the Second Follow-On Public Offering, the Company is offering, in any combination, four classes of shares: Class A shares, Class T shares, Class D shares and Class I shares (collectively, the “Non-founder shares”). There are differing selling fees and commissions and dealer manager fees for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Second Follow-On Public Offering (excluding sales pursuant to its distribution reinvestment plan). See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” for additional information related to the Public Offerings.

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
FOR THE YEAR ENDED DECEMBER 31, 2024
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
Risks and Uncertainties
The Company's portfolio companies and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where the portfolio companies are located and operate. Certain external events such as public health crises, natural disasters and geopolitical events, have led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2023 and 2024. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and money market funds at commercial banks. Demand deposits are carried at cost plus accrued interest, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law.
As of December 31, 2024, the Company held no cash equivalents. As of December 31, 2023, the Company held cash equivalents in the form of money market fund shares held in Fidelity Government Money Market with a fair value of approximately $73.1 million which represents 7.2% of total assets. Cash equivalents in the form of money market fund shares are valued at their reported net asset value on the measurement date, and are categorized within Level 1 of the fair value hierarchy under ASC Topic 820, as the net asset values are readily available and represent the prices of active trading in the market.
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
FOR THE YEAR ENDED DECEMBER 31, 2024
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
FOR THE YEAR ENDED DECEMBER 31, 2024
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
Foreign Securities
The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation on investments, including unrealized foreign currency gain” in the Company's condensed consolidated statements of operations.
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
FOR THE YEAR ENDED DECEMBER 31, 2024
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
The following table reflects class-specific expenses by share class during the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,050	$4,359	$1,617	$1,855	$8,688	$514
Total return incentive fees	1,869	5,893	1,975	2,387	11,208	787
Offering expenses	—	452	74	87	652	—
Expense support (reimbursement)	—	—	—	—	(20)	—
Other class-specific expenses (1)	33	150	896	535	647	21

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

	Year Ended December 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,062	$2,104	$1,579	$1,388	$6,568	$507
Total return incentive fees	1,403	2,177	1,421	1,360	6,537	608
Offering expenses	—	1,208	315	297	1,599	—
Expense support (reimbursement)	610	—	—	—	34	—
Other class-specific expenses (1)	34	91	880	400	187	24
(1) Other class-specific expenses consist of distribution and shareholder servicing fees, platform fees and certain transfer agent fees.
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
During the years ended December 31, 2024 and 2023, the Company did not incur any material interest or penalties. Tax years 2021 and forward remain subject to examination by taxing authorities.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income, net assets and total return as key metrics in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Recently Issued Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We adopted this standard for the year ended December 31, 2024.
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

3. Investments
During the year ended December 31, 2024, the Company invested approximately $98.9 million in three new portfolio companies, USAW, LBR and MAP, through a combination of debt and equity investments and in additional debt and equity investments in Sill and MAP totaling approximately $75.0 million in the aggregate.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
The Company’s investment portfolio is summarized as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.9%	5.4%
Secured	148,576	148,576	13.0	12.1
Second lien	76,718	76,718	6.7	6.2
Total senior secured debt	292,284	292,284	25.6	23.7
Equity
Preferred	62,070	61,155	5.4	5.0
Common	538,586	787,420	69.0	64.0
Total equity	$600,656	$848,575	74.4%	69.0%
Total investments	$892,940	$1,140,859	100.0%	92.7%
(1) The amortized cost represents the original cost adjusted for PIK dividends.

	As of December 31, 2023
Asset Category	Cost	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$200,816	$200,816	22.9%	20.5%
Second lien	75,342	75,342	8.6	7.7
Total senior secured debt	276,158	276,158	31.5	28.2
Equity	443,818	600,685	68.5	61.3
Total investments	$719,976	$876,843	100.0%	89.5%
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.1% and have weighted average remaining years to maturity of 4.1 years as of December 31, 2024. The note purchase agreements contain customary covenants and events of default. As of December 31, 2024, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of December 31, 2024 and 2023, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of December 31, 2024 and 2023 were as follows:

	As of December 31,
Industry	2024	2023
Healthcare Supplies	17.0%	20.0%
Business Services	13.9	13.5
Commercial and Professional Services	13.0	13.6
Engineered Products	12.4	16.9
Information Services and Advisory Solutions	12.2	8.3
Retirement Plan Services	10.1	—
Visual Safety Solutions	7.9	9.5
Real Estate Services	6.3	7.9
Sanitation Products	4.7	6.7
Hobby Goods and Supplies	2.5	3.6
Total	100.0%	100.0%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

Summarized Portfolio Company Financial Information
The following tables present audited summarized operating data for the years ended December 31, 2024 and 2023, and summarized balance sheet data as of December 31, 2024 and December 31, 2023 for the Company’s portfolio companies (in thousands):
Summarized Operating Data

	Year Ended December 31, 2024
	Lawn Doctor	Polyform	Round-tables	HSH	Blue Ridge	Vektek	TacMed	Sill	Other(1)(2)
Revenues	$45,264	$18,951	$17,890	$35,002	$56,309	$35,260	$47,239	$22,311	$439,142
Expenses	(40,656)	(19,562)	(16,208)	(31,765)	(69,584)	(34,857)	(49,116)	(22,797)	(484,208)
Income (loss) before taxes	4,608	(611)	1,682	3,237	(13,275)	403	(1,877)	(486)	(45,066)
Income tax (expense) benefit	(1,479)	148	(329)	(722)	3,181	(16)	417	(911)	(2,416)
Consolidated net income (loss)	3,129	(463)	1,353	2,515	(10,094)	387	(1,460)	(1,397)	(47,482)
Net loss attributable to non-controlling interests	259	—	—	—	—	—	—	—	—
Net income (loss)	$3,388	$(463)	$1,353	$2,515	$(10,094)	$387	$(1,460)	$(1,397)	$(47,482)

	Year Ended December 31, 2023
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Clarion	Vektek	Tac-Med (3)	Milton	Other(4)(5)
Revenues	$40,996	$16,073	$17,507	$35,575	$48,448	$13,094	$38,608	$32,332	$83,063	$156,676
Expenses	(37,462)	(17,585)	(15,673)	(31,176)	(51,930)	(13,342)	(37,577)	(39,586)	(79,864)	(161,338)
Income (loss) before taxes	3,534	(1,512)	1,834	4,399	(3,482)	(248)	1,031	(7,254)	3,199	(4,662)
Income tax (expense) benefit	(1,059)	440	(602)	(1,319)	—	70	—	1,714	(2,177)	297
Consolidated net income (loss)	2,475	(1,072)	1,232	3,080	(3,482)	(178)	1,031	(5,540)	1,022	(4,365)
Net loss attributable to non-controlling interests	266	—	—	—	—	—	—	—	—	—
Net income (loss)	$2,741	$(1,072)	$1,232	$3,080	$(3,482)	$(178)	$1,031	$(5,540)	$1,022	$(4,365)

Summarized Balance Sheet Data

	As of December 31, 2024
	Lawn Doctor	Polyform	Round-tables	HSH	Blue Ridge	Vektek	TacMed	Sill	Other(1)
Current assets	$10,387	$8,080	$2,378	$11,077	$20,688	$13,499	$23,757	$12,039	$172,062
Non-current assets	88,332	23,669	57,139	31,351	179,101	96,611	87,533	107,938	1,734,740
Current liabilities	8,821	1,748	2,753	4,604	34,527	1,768	6,031	5,585	129,436
Non-current liabilities	62,560	20,458	20,940	27,599	121,011	49,375	34,456	18,908	1,326,451
Non-controlling interest	(12)	—	—	—	—	—	—	—	—
Stockholders’ equity	27,350	9,543	35,824	10,225	44,251	58,967	70,803	95,484	450,915
Ownership percentage(6)	61%	87%	81%	75%	16%	84%	95%	93%	(7)

	As of December 31, 2023
	Lawn Doctor	Polyform	Round-tables	HSH	ATA	Clarion	Vektek	TacMed	Milton	Other(4)
Current assets	$10,359	$7,601	$2,376	$11,476	$7,381	$5,049	$14,846	$22,128	$32,440	$64,297
Non-current assets	89,666	25,515	59,192	33,509	81,860	75,368	99,254	92,209	107,726	465,476
Current liabilities	7,484	1,111	5,071	4,955	5,668	1,405	2,182	4,206	8,230	52,203
Non-current liabilities	62,530	20,830	19,399	27,158	42,267	22,675	49,625	35,345	80,585	222,708
Non-controlling interest	246	—	—	—	—	—	—	—	—	—
Stockholders’ equity	29,765	11,175	37,098	12,872	41,306	56,337	62,293	74,786	51,351	254,862
Ownership percentage(6)	61%	87%	81%	75%	75%	96%	84%	95%	13%	(8)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
 FOOTNOTES:
(1)    Includes aggregate summarized financial information for four of the Company’s co-investments (Milton, Resolution Economics, USAW and LBR) in which the Company owns a minority equity interest and four of the Company’s controlled investments (Douglas, ATA, Clarion and MAP), each of which was individually less than 10% significance for the periods presented.
(2)    Summarized operating data presented for USAW, LBR and MAP is for the periods from February 21, 2024, June 17, 2024 and July 20, 2024 (the dates the Company acquired its investments in each), respectively, to December 31, 2024.
(3)    Summarized operating data presented for TacMed is for the period from March 24, 2023 (the date the Company acquired its investments in TacMed) to December 31, 2023.
(4)    Includes aggregate summarized financial information for two of the Company’s co-investments (Resolution Economics and Blue Ridge) in which the Company owns a minority equity interest and two of the Company’s controlled investments (Douglas and Sill), each of which was individually less than 10% significance for the periods presented.
(5)    Summarized operating data presented for Sill is for the period from October 20, 2023 (the date the Company acquired its investments in Sill) to December 31, 2023.
(6)    Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(7)    As of December 31, 2024, the Company owned approximately 13% of Milton, 8% of Resolution Economics, 5% of USAW, 7% LBR, 90% of Douglas, 75% of ATA, 96% of Clarion and 57% of MAP.
(8)    As of December 31, 2023, the Company owned approximately 8% of Resolution Economics, 16% of Blue Ridge, 90% of Douglas and 99% of Sill.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024				As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$292,284	$292,284	$—	$—	$276,158	$276,158
Equity	—	—	848,575	848,575	—	—	600,685	600,685
Total investments	$—	$—	$1,140,859	$1,140,859	$—	$—	$876,843	$876,843
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2024 and 2023 were as follows (in thousands):

As of December 31, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$292,284	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Equity	848,575	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Total	$1,140,859

As of December 31, 2023
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$276,158	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16x (11.9x)	Decrease Increase Increase
Equity	600,685	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple EBITDA Multiple	10.5% – 14.5% (12.5%) 6.9x – 15.1x (10.8x) 6.3x – 16x (11.9x)	Decrease Increase Increase
Total	$876,843
FOOTNOTES:
(1)    Discount rates are relative to the enterprise value of the portfolio companies and are not the market yields on the associated debt investments. Unobservable inputs were weighted by the relative fair value of the investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
(2)    This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2024 and 2023. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	16,376	157,530	173,906
Principal repayments	(250)	—	(250)
PIK dividends	—	2,755	2,755
Return of capital(1)	—	(3,448)	(3,448)
Net change in unrealized appreciation, including unrealized foreign currency gain	—	91,053	91,053
Fair value balance as of December 31, 2024	$292,284	$848,575	$1,140,859
Change in net unrealized appreciation on investments held as of December 31, 2024	$—	$91,053	$91,053

	Year Ended December 31, 2023
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2023	$176,942	$411,895	$588,837
Additions	99,341	144,025	243,366
Principal repayment	(125)	—	(125)
Return of capital(1)	—	(165)	(165)
Net change in unrealized appreciation	—	44,930	44,930
Fair value balance as of December 31, 2023	$276,158	$600,685	$876,843
Change in net unrealized appreciation on investments held as of December 31, 2023	$—	$44,930	$44,930
 FOOTNOTES:
(1)    Represents portion of distributions received which were accounted for as a return of capital. See Note 2. “Significant Accounting Policies” for information on the accounting treatment of distributions from portfolio companies.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

5. Related Party Transactions
The Manager and Sub-Manager, along with certain affiliates of the Manager or Sub-Manager, receive fees and compensation in connection with the Public Offerings, as well as the acquisition, management and sale of the assets of the Company, as follows:
Managing Dealer
Commissions — The Company pays CNL Securities Corp. (the “Managing Dealer”), an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Second Follow-On Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers.
Dealer Manager Fee — The Company pays the Managing Dealer a dealer manager fee of up to 2.50% of the price of each Class A share and 1.75% of the price of each Class T share sold in the Second Follow-On Public Offering (excluding sales pursuant to the Company’s distribution reinvestment plan). The Managing Dealer may reallow all or a portion of such dealer manager fees to participating broker-dealers.
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $1.3 million and $3.4 million in organization and offering costs based on actual amounts raised through the Public Offerings during the years ended December 31, 2024 and 2023, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $18.1 million and $13.2 million during the years ended December 31, 2024 and 2023, respectively.
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
FOR THE YEAR ENDED DECEMBER 31, 2024
(“sales load”), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, and adjusted for share conversions, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $24.1 million and $13.5 million during the years ended December 31, 2024 and 2023, respectively.
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
FOR THE YEAR ENDED DECEMBER 31, 2024
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
Since inception, the Company has received cumulative Expense Support from the Manager and Sub-Manager of approximately $5.1 million. During the year ended December 31, 2024, the Company recorded Expense Support due from the Manager and Sub-Manager of less than $0.1 million. During the year ended December 31, 2023, the Company recorded reimbursement of Expense Support of approximately $0.6 million. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of December 31, 2024 and 2023. These individuals and entities received distributions from the Company of approximately $0.5 million during the years ended December 31, 2024 and 2023.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the years ended December 31, 2024 and 2023 are summarized below (in thousands):

		Years Ended December 31,
Related Party	Source Agreement & Description	2024	2023
Managing Dealer	Managing Dealer Agreement: Commissions (1)	$2,282	$2,712
	Dealer manager fees (1)	322	782
	Distribution and shareholder servicing fees	1,313	1,184
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(2)(3)	1,265	3,383
	Base management fees(2)	18,083	13,208
	Total return incentive fees(2)	24,119	13,506
Manager and Sub-Manager	Agreement: Expense Support	(20)	—
	Agreement: Reimbursement of Expense Support	—	644
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(2)(4)	511	91
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(2)(5)	1,301	1,875
 FOOTNOTES:
(1)Included in “Issuance of common shares through the Public Offerings” in the Company’s consolidated statements of changes in net assets.
(2)Expenses subject to Expense Support, if applicable.
(3)Offering expense reimbursements are capitalized on the Company’s consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.
(4)Included in “Professional services” in the Company’s consolidated statements of operations.
(5)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due to related parties as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Due from related parties
Expense Support	$20	$—
Total due from related parties	$20	—
Due to related parties:
Total return incentive fees	$(24,119)	$(13,506)
Reimbursement of Expense Support	—	(644)
Base management fees	(1,758)	(1,338)
Offering expenses	(138)	(92)
Distribution and shareholder servicing fees	(115)	(106)
Reimbursement of third-party operating expenses and pursuit costs	(276)	(101)
Total due to related parties, net	$(26,386)	$(15,787)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the years ended December 31, 2024 and 2023. The following table reflects the total distributions declared during the years ended December 31, 2024 and 2023 (in thousands except per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2024	$37,899	$18,145	$19,754
Year ended December 31, 2023	30,063	12,759	17,304
FOOTNOTES:
(1)     The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2024 - December 31, 2024	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2023 - December 31, 2023	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$21,085	55.6%	$22,466	74.7%
Distributions in excess of net investment income(2)	16,814	44.4	7,597	25.3
Total distributions declared	$37,899	100.0%	$30,063	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support (reimbursement) of $20 and $(644) for the years ended December 31, 2024 and 2023, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In December 2024, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 27, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2024, the public offering price was $38.51 per Class A share, $37.04 per Class T share, $34.97 per Class D share and $35.78 per Class I share.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Second Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the years ended December 31, 2024 and 2023 (in thousands except per share data):

	Year Ended December 31, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,689	$93,929	$(2,026)	$91,903	164	$5,639	2,853	$97,542	$34.20
Class T	352	12,630	(578)	12,052	51	1,745	403	13,797	34.25
Class D	504	17,039	—	17,039	57	1,940	561	18,979	33.83
Class I	2,836	98,357	—	98,357	254	8,821	3,090	107,178	34.69
	6,381	$221,955	$(2,604)	$219,351	526	$18,145	6,907	$237,496	$34.39

	Year Ended December 31, 2023
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,628	$88,844	$(2,433)	$86,411	89	$2,937	2,717	$89,348	$32.89
Class T	669	22,975	(1,061)	21,914	53	1,755	722	23,669	32.82
Class D	669	21,758	—	21,758	46	1,510	715	23,268	32.55
Class I	3,517	117,118	—	117,118	197	6,557	3,714	123,675	33.29
	7,483	$250,695	$(3,494)	$247,201	385	$12,759	7,868	$259,960	$33.05

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
During the year ended December 31, 2024, the Company received requests for the repurchase of approximately $57.5 million of the Company’s common shares. The Company’s board of directors approved the repurchase requests received for the year ended December 31, 2024. During the year ended December 31, 2023, the Company received requests for the repurchase of approximately $23.8 million of the Company’s common shares, which did not exceed amounts available for repurchase under the Share Repurchase Program.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
The following table summarizes the shares repurchased during the years ended December 31, 2024 and 2023 (in thousands except per share data):

	Years Ended December 31,
	2024			2023
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	162	$6,076	$37.44	65	$2,309	$35.75
Class A	135	4,624	34.20	127	4,187	33.03
Class T	153	5,175	34.04	69	2,270	33.13
Class D	121	4,154	34.33	40	1,318	32.73
Class I	1,031	36,078	35.02	391	13,098	33.44
Class S	36	1,387	38.44	17	624	36.45
Total	1,638	$57,494	$35.13	709	$23,806	$33.58
As of December 31, 2024 and 2023, the Company had a payable for shares repurchased of approximately $19.2 million and $8.2 million, respectively.
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
During the year ended December 31, 2024, approximately 368,000 Class T shares were converted to approximately 368,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2023, approximately 367,000 Class T shares were converted to approximately 367,000 Class A shares at an average conversion rate of 1.00.
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
The 2022 Line of Credit was available for advances through August 2023 and the Company extended the 2022 Line of Credit through December 2023. The 2022 Line of Credit was expired as of December 31, 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
In February 2024, CNL Strategic Capital B, Inc. (“Borrower”), a wholly-owned subsidiary of the Company and Valley National Bank, entered into a Revolving Loan Agreement (the “2024 Loan Agreement”) for a $50.0 million revolving line of credit (the “2024 Line of Credit”). Unless extended, the Line of Credit has a maturity date of February 15, 2025. Subsequent to December 31, 2024, the Line of Credit was extended to February 15, 2026. In connection with the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.2 million. The Borrower is required to pay interest on any borrowed amounts under the 2024 Line of Credit at a rate per year equal to the 1-Month Term secured overnight financing rate (“SOFR”) plus 2.75%. Interest payments are due on the first calendar day of the month in arrears. Furthermore, the Borrower is required to pay a quarterly unused borrowing fee at an annual rate of 0.15% on the difference between (i) total 2024 Line of Credit amount and (ii) the aggregate average daily balance of outstanding borrowings under the 2024 Line of Credit during such quarter. The Borrower may prepay, without penalty, all or any part of the borrowings under the 2024 Loan Agreement at any time and such borrowings are required to be repaid within 180 days of the borrowing date. Under the 2024 Loan Agreement, the Company is required to comply with certain covenants including the requirement to provide certain financial and compliance reports to Valley National Bank and restrictions on incurring certain levels of additional debt by the Company.
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
The Company had not borrowed any amounts under the 2024 Line of Credit as of December 31, 2024.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$26	$—
State	3	—
Total current tax expense	29	—
Deferred:
Federal	2,263	3,010
State	119	205
Total deferred tax expense	2,382	3,215
Income tax expense	$2,411	$3,215
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Carryforwards for net operating loss	$1,818	$1,249
Unrealized depreciation on investments	—	913
Other	45	—
Valuation allowance	(383)	(1,324)
Total deferred tax assets	1,480	838
Deferred tax liabilities:
Unrealized appreciation on investments	(11,324)	(8,300)
Total deferred tax liabilities	(11,324)	(8,300)
Deferred tax liabilities, net	$(9,844)	$(7,462)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024		2023
Tax expense computed at the federal statutory rate	$23,555	21.0%	$14,148	21.0%
State income tax expense net of federal benefit	123	0.1	205	0.3
Benefit of partnership structure	(21,267)	(19.0)	(11,138)	(16.5)
Income tax expense	$2,411	2.1%	$3,215	4.8%
The Company’s taxable subsidiary entities had net operating loss carryforwards for federal purposes of approximately $11.3 million and $4.6 million as of December 31, 2024 and 2023, respectively, to offset future taxable income. The federal net operating loss carryforwards do not expire.

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2024, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2024 and 2023 (in thousands except per share data):

	Year Ended December 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income, before reimbursement of Expense Support(1)	1.37	0.57	0.32	0.46	0.54	1.33
Expense Support (reimbursement)(1)	—	—	—	—	—	—
Net investment income(1)	1.37	0.57	0.32	0.46	0.54	1.33
Net realized and unrealized gains, net of taxes(1)(2)	2.76	2.79	2.76	2.78	2.77	2.76
Net increase resulting from investment operations	4.13	3.36	3.08	3.24	3.31	4.09
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024

	Year Ended December 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares

Net assets, end of period	$158,883	$293,921	$89,686	$108,794	$511,284	$68,640
Average net assets(4)	$154,042	$225,413	$88,570	$98,277	$460,465	$66,268
Shares outstanding, end of period	4,017	8,238	2,511	3,072	14,154	1,712
Distributions declared	$5,122	$8,203	$2,586	$3,253	$16,565	$2,170
Total investment return based on net asset value before total return incentive fee(5)	12.72%	12.44%	11.72%	12.32%	12.33%	12.47%
Total investment return based on net asset value after total return incentive fee(5)	11.20%	10.23%	9.32%	9.91%	9.93%	11.20%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.11%	2.66%	3.37%	2.98%	2.62%	1.21%
Total operating expenses before Expense Support (reimbursement)	2.33%	5.28%	5.60%	5.41%	5.05%	2.40%
Total operating expenses after Expense Support (reimbursement)	2.33%	5.28%	5.60%	5.41%	5.05%	2.40%
Net investment income before total return incentive fee	4.86%	4.28%	3.18%	3.79%	4.00%	4.68%
Net investment income	3.65%	1.67%	0.95%	1.36%	1.57%	3.50%

	Year Ended December 31, 2023
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$34.90	$32.45	$32.46	$32.11	$32.88	$35.39
Net investment income before reimbursement of Expense Support(1)	1.55	0.70	0.56	0.70	0.80	1.50
Expense Support (reimbursement)(1)	(0.14)	—	—	—	—	—
Net investment income(1)	1.41	0.70	0.56	0.70	0.80	1.50
Net realized and unrealized gains, net of taxes(1)(2)	1.61	1.67	1.62	1.63	1.63	1.61
Net increase resulting from investment operations	3.02	2.37	2.18	2.33	2.43	3.11
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25

Net assets, end of period	$153,256	$172,969	$88,416	$87,674	$411,918	$65,116
Average net assets(4)	$150,234	$112,834	$85,790	$74,361	$351,798	$63,606
Shares outstanding, end of period	4,179	5,152	2,629	2,632	12,095	1,748
Distributions declared	$5,281	$4,260	$2,604	$2,562	$13,156	$2,200
Total investment return based on net asset value before total return incentive fee(5)	9.60%	8.80%	8.54%	9.04%	9.24%	9.97%
Total investment return based on net asset value after total return incentive fee(5)	8.53%	7.45%	6.83%	7.38%	7.54%	8.96%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.24%	3.61%	3.79%	3.38%	2.94%	1.34%
Total operating expenses before Expense Support (reimbursement)	2.18%	5.54%	5.45%	5.21%	4.80%	2.30%
Total operating expenses after Expense Support (reimbursement)	2.58%	5.54%	5.45%	5.21%	4.81%	2.30%
Net investment income before total return incentive fee	4.89%	4.06%	3.36%	3.98%	4.25%	5.10%
Net investment income	3.95%	2.13%	1.70%	2.15%	2.40%	4.15%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
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
13. Subsequent Events
Distributions
In January, February and March 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 26, 2025, March 26, 2025 and April 26, 2025, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2025, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of January 31, 2025, February 28, 2025 and March 31, 2025, respectively. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 31, 2025:
Offering Price, Per Share	$38.99	$37.50	$35.42	$36.12
Selling Commissions, Per Share	2.34	1.13	—	—
Dealer Manager Fees, Per Share	0.97	0.65	—	—
Effective February 28, 2025:
Offering Price, Per Share	$38.89	$37.39	$35.32	$36.01
Selling Commissions, Per Share	2.33	1.12	—	—
Dealer Manager Fees, Per Share	0.98	0.66	—	—
Effective March 31, 2025:
Offering Price, Per Share	$39.14	$37.62	$35.54	$36.23
Selling Commissions, Per Share	2.35	1.13	—	—
Dealer Manager Fees, Per Share	0.98	0.66	—	—

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2024
Capital Transactions
During the period January 1, 2025 through March 24, 2025, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	6	$260	$(22)	$238	34	$1,202	40	$1,440	$35.62
Class T	38	1,413	(66)	1,347	8	274	46	1,621	35.67
Class D	19	650	—	650	9	342	28	992	35.36
Class I	423	15,224	—	15,224	44	1,614	467	16,838	36.07
	486	$17,547	$(88)	$17,459	95	$3,432	581	$20,891	$35.97
Borrowings
In February 2025, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to February 15, 2026. The amendment additionally grants Valley National Bank the ability to increase the maximum commitment an additional $50.0 million at their discretion. See Note 8. “Borrowings.”

Investments
In January 2025, we made an additional equity investment in MAP of $4.0 million to purchase the equity interests of a minority shareholder of the company.
In February 2025, we made an additional equity investment in Clarion of approximately $13.5 million for Clarion’s acquisition of McLoone Metal Graphics. Founded in 1954 and headquartered in La Crosse, WI, McLoone manufactures metal nameplates and ID plates and flexible labels utilized by Original Equipment Manufacturers and other suppliers in a variety of end markets. McLoone’s products complement Clarion’s products and services for its customers’ industrial safety needs.

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2024.

Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2024.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2024.

Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2024.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission within 120 days after December 31, 2024.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
1.The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:
i.Sill Holdings, LLC
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Year Ended December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
(b)     Exhibits
The following exhibits are filed or incorporated as part of this report.

Exhibit No.	Description
3.1
Certificate of Formation of CNL Strategic Capital, LLC dated August 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

3.2*	Eighth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC.

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-222986) filed with the SEC on February 12, 2018).

4.2	Form of Subscription Agreement (incorporated by reference to Appendix B to the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on November 1, 2024).

4.3	Fifth Amended and Restated Share Repurchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).

4.4
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

10.1*	Fifth Amended and Restated Management Agreement dated as of March 24, 2025 by and between CNL Strategic Capital and CNL Strategic Capital Management, LLC.

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
10.25
Loan and Security Agreement dated February 15, 2024 by and between CNL Strategic Capital B, Inc. and Valley National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

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

10.28
First Amendment to Loan and Security Agreement dated February 15, 2025 by and between CNL Strategic Capital B, Inc. and Valley National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm - Ernst & Young, LLP.

23.2*	Consent of Independent Registered Public Accounting Firm - Plante & Moran, PLLC

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
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

Sill Holdings, LLC
and Subsidiaries

Consolidated Financial Statements

December 31, 2024

Sill Holdings, LLC and Subsidiaries
Consolidated Financial Statements

Independent Auditor’s Report	106-107

Consolidated Financial Statements

Consolidated Balance Sheet	108

Consolidated Statement of Operations	109

Consolidated Statement of Members’ Equity	110

Consolidated Statement of Cash Flows	111

Notes to Consolidated Financial Statements	112-124

Independent Auditor's Report

To the Board of Directors
Sill Holdings, LLC and Subsidiaries

Opinion
We have audited the consolidated financial statements of Sill Holdings, LLC and Subsidiaries (the "Company"), which comprise the consolidated balance sheet as of December 31, 2024 and 2023 and the related consolidated statements of operations, members' equity , and cash flows for the year ended December 31, 2024 and the period from October 20, 2023 (date of acquisition) through December 31, 2023, and the related notes through the consolidated financial statements.
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from October 20, 2023 (date of acquisition) through December 31, 2023 in accordance with accounting principles generally accepted in the United States of America.
Basis for Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audits of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued or available to be issued.
Auditor’s Responsibilities for the Audits of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and, therefore, is not a guarantee that audits conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.
In performing audits in accordance with GAAS, we:

•Exercise professional judgment and maintain professional skepticism throughout the audits.

•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

•Obtain an understanding of internal control relevant to the audits in order to design audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.

•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.

•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audits, significant audit findings, and certain internal control-related matters that we identified during the audits.

/s/Plante & Moran, PLLC
March 12, 2025

Sill Holdings, LLC and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2024 and December 31, 2023

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$5,001,820	$1,815,279
Accounts receivable, net	6,387,465	2,760,059
Prepaid expenses and other current assets	571,063	581,549
Canadian income taxes receivable	78,694	—
Total current assets	12,039,042	5,156,887
Property and Equipment, Net	540,077	305,147
Goodwill	87,076,659	57,723,895
Intangible Assets, Net	18,369,364	12,251,111
Right-of-use Operating Assets	1,882,843	865,560
Deferred Tax Asset, Net	68,619	616,547
Total assets	$119,976,604	$76,919,147

Liabilities and Members' Equity
Current Liabilities
Accounts payable	$1,300,243	$195,979
Accrued compensation	1,357,537	1,339,817
Other accrued expenses and current liabilities	358,049	309,688
Seller payable	2,210,966	—
Current portion of operating lease liabilities	358,606	198,355
Canadian income taxes payable	—	84,646
Total current liabilities	5,585,401	2,128,485
Senior Secured Note	16,000,000	16,000,000
Long-term Operating Lease Liabilities, Net of current portion	1,527,584	668,431
Earnout payable	1,380,000	—
Total liabilities	24,492,985	18,796,916
Members' Equity	95,483,619	58,122,231
Total liabilities and members' equity	$119,976,604	$76,919,147

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Operations
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

	2024	2023
Net revenue	$22,311,300	$3,804,092
Operating Expenses
Selling, general, and administrative expenses	16,199,751	2,598,922
Amortization and depreciation	2,735,996	369,399
Unit option expense	225,344	—
Total operating expenses	19,161,091	2,968,321
Operating income	3,150,209	835,771
Nonoperating Income and (Expense)
Transaction expenses	(1,800,507)	(1,930,845)
Interest expense	(2,296,521)	(454,222)
State and local taxes	(39,568)	(7,942)
Fair value adjustment to contingent consideration	500,000	—
Other income	766	14,651
Total nonoperating expense	(3,635,830)	(2,378,358)
Loss Before Income Taxes	(485,621)	(1,542,587)
Provision for Income Taxes	(911,053)	531,901
Consolidated Net Loss	(1,396,674)	(1,010,686)

Other Comprehensive Income
Gain on foreign currency translation adjustments	(167,282)	32,917
Comprehensive Net Loss	$(1,563,956)	$(977,769)

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Members’ Equity
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

			Accumulated
			Other
	Members’	Accumulated	Comprehensive
	Capital	Deficit	Income/(Loss)	Total
Balance, October 20, 2023	$—	$—	$—	$—
Issuance of 58,549 Class A Units and 551 Class B Units	59,100,000	—	—	59,100,000
Consolidated net loss	—	(1,010,686)	—	(1,010,686)
Foreign currency translation adjustments	—	—	32,917	32,917
Balance, December 31, 2023	$59,100,000	$(1,010,686)	$32,917	$58,122,231
Issuance of 24,208 Class A Units and 5,397 Class B Units	39,000,000	—	—	39,000,000
Distributions	(300,000)	—	—	(300,000)
Consolidated net loss	—	(1,396,674)	—	(1,396,674)
Unit option compensation expense	225,344	—	—	225,344
Foreign currency translation adjustments	—	—	(167,282)	(167,282)
Balance, December 31,2024	$98,025,344	$(2,407,360)	$(134,365)	$95,483,619

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Cash Flows
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

	2024	2023
Cash Flows from Operating Activities
Consolidated net loss	$(1,396,674)	$(1,010,686)
Adjustments to reconcile new loss to new used in operating activities:
Depreciation expense	154,160	20,510
Amortization of intangible assets	2,581,747	348,889
Bad debt expense	157,768	—
Non-cash lease expense	2,121	1,226
Deferred income tax benefit	547,928	(616,547)
Unit option expense	225,344	—
Fair value adjustment of contingent consideration	(500,000)	—
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(2,034,955)	(739,447)
Prepaid expenses and other assets	164,742	(293,283)
Accounts payable	(104,078)	(824,332)
Accrued expenses and other current liabilities	(127,553)	(2,196,893)
Canadian income taxes payable	(163,340)	84,646
Net cash used in operating activities	(492,790)	(5,225,917)
Cash Flows from Investing Activities
Purchases of property and equipment	(197,335)	(25,120)
Cash paid for acquisitions, net of cash acquired	(26,950,018)	(68,066,601)
Net cash used in investing activities	(27,147,353)	(68,091,721)
Cash Flows from Financing Activities
Debt proceeds for acquisition	—	16,000,000
Equity proceeds for business acquisitions, Class A and Class B Units	32,000,000	59,100,000
Distributions paid	(300,000)	—
Payments on payables to seller	(706,034)	—
Net cash provided by financing activities	30,993,966	75,100,000
Effect on exchange rates on foreign subsidiary assets and liabilities	(167,282)	32,917
Net increase in cash	3,186,541	1,815,279
Cash and cash equivalents, beginning of period	1,815,279	—
Cash and cash equivalents, end of period	$5,001,820	$1,815,279

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,296,521	$454,222
Significant Noncash transactions
Issuance of rollover Units in connection with business acquisitions	$7,000,000	$—
Fair value of earnout issued with business acquisitions	$1,380,000	$—

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 1 – Nature of Business

Sill Holdings, LLC (“Holdings") is a Delaware limited liability company formed on September 28, 2023 and began operations on October 20, 2023 in connection with the acquisition of ANS Intermediate Holdco, LLC (“Intermediate”), an Ohio limited liability company formed on August 6, 2018, and Alex N. Sill Insurance Adjustment Company (Canada), Ltd. (“ANS Canada”). The purchase of Intermediate occurred through Sill Buyer, LLC (“US Buyer”), a Delaware limited liability company formed on September 28, 2023 and a wholly owned subsidiary of Holdings. The purchase of ANS Canada occurred through Sill Canadian Holdings, LLC (“Canadian Buyer”), a wholly owned subsidiary of Holdings. Subsequent to the transaction closing, Canadian Buyer was immediately amalgamated into ANS Canada. Intermediate wholly owns Alex N. Sill Company, LLC (“ANS”), National Forensic Solutions, LLC (“NFS”), and Canadian Claim Quantification Services, Inc. (“CCQS”). ANS and NFS are Ohio limited liability company’s formed on April 15, 1932 and October 8, 2020, respectively. CCQS and ANS Canada are Ontario Business Corporations formed on November 30, 2021 and December 24, 1987, respectively. As further described in Note 3, during the year ended December 31, 2024 Intermediate purchased all of the issued and outstanding stock of Seltser & Goldstein, LLC (“SGPA”) and Young Adjustment Company, LLC (“Young”). The aforementioned entities are collectively referred to as “the Company.”

The Company is among the leading public adjusting and specialty insurance consulting firms representing business and property owners in connection with their property insurance claims. The Company focuses on providing expert claim preparation, management and resolution services across North America. Through its wide range of services (including end-to-end property loss adjusting, forensic accounting, and business interruption analysis), the Company delivers expert representation and support for claims stemming from fire, catastrophic, and other related events.

These consolidated financial statements include the results of the Company’s operations for the year ended December 31, 2024 and for the period from October 20, 2023 (Date of Acquisition) through December 31, 2023 (referred to as the "period ended December 31, 2023").

The Company is headquartered in Cleveland, Ohio.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Sill Holdings, LLC and all of its wholly owned subsidiaries, as noted above. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments (Accounting Standards Codification (ASC) 606).

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 2 – Significant Accounting Policies (continued)

Revenue Recognition (continued)

Under Topic 606, revenue is recognized when or as the customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To achieve this principle, the Company analyzes its contracts under the following five steps:

1. Identify the contract with the customer.
2. Identify the performance obligation(s) in the contract.
3. Determine the transaction price.
4. Allocate the transaction price to performance obligation(s) in the contract.
5. Recognize revenue when or as a performance obligation is satisfied.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance, and collectability of consideration is probable.
The Company’s performance obligation within a contract, generally, is to assist in the preparation, presentation, and adjustment of the claim(s) of loss for each of the insured’s coverage types. The typical lifecycle for the preparation, presentation, and adjustment can take up to 22 months and in most cases, includes three coverage types: building, contents, and business interruption.

This performance obligation within the contract is considered satisfied in full when the Company receives explicit confirmation from the insurer of an agreed settlement, for all types of coverage in which the Company has been engaged to consult on. The transaction price is measured as the amount of consideration the Company expects to be entitled to in exchange for services provided, which in most cases is equal to a percentage of the negotiated claim proceeds for each coverage type. The Company cannot reasonably estimate the variable consideration until an agreement has been reached with the insurance company.

An enforceable right to bill for service does not exist until an agreed upon settlement is received. The Company recognizes revenue over time based on the right to invoice as the agreed settlement for each coverage type is confirmed. Payment is due generally 30 days from time of invoice.

Appropriate provisions are made for uncollectible accounts based on historical loss experience, economic conditions, and credit risk, considering both expected future losses as well as current incurred losses. The adequacy of the allowances are assessed quarterly.

Incremental costs to obtain contracts are expensed as incurred. Selling, general and administrative expenses are charged to expense as incurred. Substantially all of the Company's sales arrangements are short-term in nature and therefore do not contain a significant financing component.

For the year ended December 31, 2024, the Company’s revenue attributable to Canada operations (CCQS and ANS Canada) represented approximately 15% of net revenue.

For the period ended December 31, 2023, the Company’s revenue attributable to Canada operations represented approximately 22% of net revenue.

Cash and Cash Equivalents

Cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less at the time of acquisition.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 2 – Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable represent amounts billed to customer and not yet collected or amounts that were earned and are recorded when the right to consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and do not bear interest.

Net accounts receivable total $6,387,465, $2,760,059, and $2,020,612 as of December 31, 2024, December 31, 2023, and October 20, 2023, respectively.

The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment.

This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. The Company review’s the allowance for doubtful accounts on a regular basis and, when necessary, provides an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be received. A summary of the changes in the allowance for doubtful account for the year ended December 31, 2024 and period ended December 31, 2023 is as follows:

Balance, October 20, 2023	$—
Provision for credit losses	7,868
Recoveries of amounts previously written off	—
Write-offs charged against the allowance	—
Balance, December 31, 2023	$7,868

Provision for credit losses	$157,768
Recoveries of amounts previously written off	—
Write-offs charged against the allowance	(25,462)
Balance, December 31, 2024	$140,174

Property and Equipment

Property and equipment acquired as part of the business acquisitions described in Note 3 are recorded at their estimated fair values as of the acquisition date. All other property and equipment are recorded at cost. Depreciation is computed straight line over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life of the improvements. Maintenance and repairs are charged to operations when incurred, while betterments and renewals are capitalized. Gains or losses are recognized upon the sale or disposal of the assets.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 2 – Significant Accounting Policies (continued)

Leases

The Company records leases under ASC Topic 842, Leases (“ASC Topic 842”). Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company’s contracts determined to be, or contain, a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing.

For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Refer to Note 12 for more details regarding the Company’s leasing arrangements.

Goodwill

The recorded amount of goodwill from the acquisitions described Note 3 is based on management's best estimate of the fair values of assets acquired and liabilities assumed at the Date of Acquisition. Goodwill is assessed for impairment at each reporting date. In the event that the fair value is less than the carrying value, the Company recognizes an impairment charge to goodwill through the statement of operations. During the year ended December 31, 2024 and the period ended December 31, 2023 there were no impairment charges recognized.

Intangible Assets

Intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During the year ended December 31, 2024 and the period ended December 31, 2023 there were no impairment events identified; accordingly, no impairment charges to earnings were recognized.

Line of Credit

The Company entered into a line of credit with a financial institution on April 5, 2024, which can be used for working capital and general purposes up to $5,000,000. The unpaid principal balance of cash advances under the revolving line of credit bear interest at the greater of (a) 2.00% or (b) the Secured Overnight Financing Rate plus 2.00%. There are no required periodic principal payments until maturity on April 5, 2025, at which time all amounts outstanding come due.

Income Taxes

Sill Holdings, LLC is a C Corporation for Federal, State and local income tax reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 2 – Significant Accounting Policies (continued)

Income Taxes (continued)

The Company concluded that there are no uncertain tax positions that would require recognition in the financial statements. Interest on any income tax liability is reported as interest expense and penalties on any income tax liability are reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of tax laws, regulations and interpretations thereof, as well as other factors.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiaries, CCQS and ANS Canada, into United States dollars at each reporting date. The foreign subsidiary balance sheet amounts are translated at the exchange rate in effect at the end of the year with the amounts reported on the statement of operations being translated at a weighted-average exchange rate in effect during the reporting period. The aggregate effect of translating the financial statements is included as a component of comprehensive income.

Foreign Currency Transactions

The expression of assets and liabilities in a foreign currency amount gives rise to exchange gains and losses when such obligations are paid in United States dollars. Foreign currency exchange rate adjustments (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statement of operations as the foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statement of cash flows using the exchange rates in effect at the time of the cash flows.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of foreign currency translation adjustments from the foreign subsidiaries.

Risks, Uncertainties, and Major Clients

The Company generally maintains cash on deposit at banks in excess of federally insured amounts. The Company has not experienced any losses in such accounts.

There were no customer concentrations during the year ended December 31, 2024. One customer accounted for approximately 15% of revenue for the period ended December 31, 2023 and 21% of accounts receivable as of December 31, 2023.

Note 3 – Business Combinations

2023 Business Combinations

On October 20, 2023, Sill Holdings, LLC acquired all of the outstanding and issued stock of Intermediate and ANS Canada. The transaction provides the buyers the opportunity to accelerate growth of the Company’s business in the markets it services. The results of operations of the Company have been included in the consolidated financial statements since the date of acquisition. The total consideration transferred in as part of the acquisition totaled cash of $68,066,601.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 3 – Business Combinations (continued)

2023 Business Combinations (continued)

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed:

Accounts receivable, net	$2,020,612
Prepaid expenses and other current assets	288,266
Property and equipment	300,537
Right-of-use Operating Assets	897,961
Trade Name	7,900,000
Customer relationships	4,500,000
Internally-developed software	200,000
Accounts payable and other current liabilities	(4,866,709)
Operating lease liabilities	(897,961)
Total identifiable net assets	10,342,706
Goodwill	57,723,895
Total	$68,066,601

Total accounts receivable acquired at the Date of Acquisition totaled $2,231,268, of which $2,020,612 is expected to be collected.

The identifiable intangible assets and associated useful life and valuation methodologies are as follows:

		Useful	Valuation
	Amount	Life (Yrs)	Methodology
Customer Relationships	$4,500,000	3	Excess Earnings
Trade Name	7,900,000	15	Relief from Royalty
Internally-developed software	200,000	3	Replacement Cost
Total identifiable intangible assets	$12,600,000

The goodwill recognized from the acquisition is attributable primarily to the value of the assembled workforce, and the growth potential of Intermediate and ANS Canada. The acquisition was treated as the acquisition of assets for income tax purposes. As a result, goodwill generated as part of the transaction will be deductible for tax purposes over 15 years.

Transaction costs and related expenses incurred for the period ended December 31, 2023 for this acquisition totaled $1,801,180 and are recorded as nonoperating expenses in the consolidated statement of operations.

2024 Business Combinations

On June 28, 2024, Intermediate acquired all of the outstanding and issued stock of Seltser & Goldstein, LLC. SGPA provides commercial and residential public adjusting services throughout the New England region.

On December 20, 2024, Intermediate acquired all of the outstanding and issued stock of Young Adjustment Company, LLC. Young provides commercial and residential public adjusting services throughout the Mid-Atlantic region of the United States.
These consolidated financial statements include the results of SGPA and Young operations from the date of acquisition through December 31, 2024.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 3 – Business Combinations (continued)

2024 Business Combinations (continued)

The following table summarizes the fair value of the consideration transferred for the SGPA and Young acquisitions:

	SGPA	Young
Cash	$22,607,304	$7,355,342
Common units rollover - 4,743 (SGPA) and 654 (Young)
Class B Units of Sill Holdings, LLC	6,000,000	1,000,000
Earnout payable	350,000	1,030,000
Contingent consideration	2,600,000	817,000
Fair value of total consideration transferred	$31,557,304	$10,202,342

The fair value of the 4,743 and 654 Class B units issued as part of the consideration transferred was agreed to between the parties on the acquisition dates and was determined at the time of each acquisition using the current value method.

The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed:

	SGPA	Young
Cash	$2,168,171	$844,457
Accounts receivable	839,520	864,177
Accrued revenue	—	46,522
Prepaid expenses and other current assets	97,972	56,284
Property and equipment	191,755	—
Right-of-use operating asset	—	462,305
Trade name	4,200,000	2,000,000
Customer relationships	1,600,000	900,000
Accounts payable and other current liabilities	(898,918)	(503,058)
Operating lease liability	—	(462,305)
Total identifiable net assets	8,198,500	4,208,382
Goodwill	23,358,804	5,993,960
Total	$31,557,304	$10,202,342

Accounts receivable acquired from SGPA totaled $1,154,278, of which $839,520 is expected to be collected. Accounts receivable acquired from Young totaled $1,114,091, of which $864,177 is expected to be collected.

The identifiable intangible assets acquired and associated useful life and valuation methodologies are as follows:

			Useful	Valuation
	SPGA	Amount	Life (Yrs)	Methodology
Customer Relationships	$1,600,000	$900,000	3	Excess Earnings
Trade Name	4,200,000	2,000,000	15	Relief from Royalty
Total identifiable intangible assets	$5,800,000	$2,900,000

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 3 – Business Combinations (continued)
2024 Business Combinations (continued)
The goodwill recognized from the 2024 acquisitions is attributable primarily to the value of the assembled workforce and growth potential of SGPA and Young. The SGPA and Young Acquisition were treated as the acquisition of assets for income tax purposes. Accordingly, the goodwill generated as part of the transaction will be deductible for tax purposes over 15 years.
The terms of the SGPA purchase agreement allow the selling parties of SGPA to receive additional proceeds of up to $1,000,000 (the “SGPA Earnout”) upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2025. At the time of acquisition, the fair value prescribed to the SGPA Earnout was $350,000 and was determined through forecasted earnings and a monte carlo simulation based option pricing model. As of December 31, 2024 the fair value of the SGPA Earnout is $350,000. The SGPA Earnout will be settled during the year ended December 31, 2026 and as such, is classified as a noncurrent liability on the consolidated balance sheet. In addition to the SGPA Earnout, the selling parties of SGPA are entitled to 50% of fees collected (“WIP Payments”) based on the realization of work-in-process as of the closing date that is actually collected by the Company in cash during the twelve-month period ending on June 28, 2025, not to exceed $2,750,000. At the time of acquisition, the value prescribed to the WIP Payments of $2,600,000 is based on the fair value of the amount to be paid. Based on the progress towards realization of the closing date work-in-process as December 31, 2024, the Company recognized a fair value adjustment of $500,000 as a separate component of nonoperating income on the consolidated statement of operations.

The terms of the Young purchase agreement allow the selling parties of Young to receive additional proceeds of up to $2,000,000 (the “Young Earnout”), split between two payments of up to $1,000,000, upon the achievement of certain revenue targets during the twelve-month period ending December 20, 2025 and the twelve-month period ending December 20, 2026. At the time of acquisition, the fair value prescribed to the Young Earnout was $1,030,000 and was determined through forecasted earnings and a monte carlo simulation based option pricing model. As of December 31, 2024 the fair value of the Young Earnout is $1,030,000. The Young Earnout will be settled during the year ended December 31, 2026 and December 31, 2027 and as such, is classified as a noncurrent liability on the consolidated balance sheet. In addition to the Young Earnout, the selling parties of Young are entitled to receive additional proceeds (“AR Payments”) based on the Company’s collection of certain receivables as of the acquisition date. At the time of acquisition, the fair value prescribed to the AR Payments of $817,000 is based on the expected collections of such receivables.

The Company incurred transaction related expenses of $1,165,404 and $635,103 in connection with the acquisition of SGPA and Young, respectively, which are recorded as nonoperating expense on the consolidated statement of operations. Immediately following the purchase of SGPA, the Company executed a lease agreement to lease the existing SGPA office space from the selling members of SGPA. Total lease payments made under the related party lease agreement during the year ended December 31, 2024 totaled $90,000.
Note 4 – Property and Equipment
The Company’s property and equipment are summarized as follows:

			Depreciable
	2024	2023	Life, years
Computer equipment and software	$483,303	$285,899	5
Furniture and fixtures	62,915	30,838	5
Leasehold Improvements	165,386	5,777	Life of lease
Office equipment	3,143	3,143	5
Total cost	714,747	325,657
Accumulated depreciation	174,670	20,510
Net property and equipment	$540,077	$305,147

Depreciation expense was $154,160 for the year ended December 31, 2024 and $20,510 for the period ended December 31, 2023.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 5 –Intangible Assets

Intangible assets of the Company at December 31, 2024 are summarized as follows:

	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Net
Trade name (15-year life)	$14,100,000	$(782,079)	$13,317,921
Customer Relationships (3-year life)	7,000,000	(2,070,779)	4,929,221
Internally-developed software (3-year life)	200,000	(77,778)	122,222
Total intangible assets	$21,300,000	$(2,930,636)	$18,369,364

Intangible assets of the Company at December 31, 2023 are summarized as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Net
Trade name (15-year life)	$7,900,000	$(87,778)	$7,812,222
Customer Relationships (3-year life)	4,500,000	(250,000)	4,250,000
Internally-developed software (3-year life)	200,000	(11,111)	188,889
Total intangible assets	$12,600,000	$(348,889)	$12,251,111

Amortization expense for the year ended December 31, 2024 and for the period ended December 31, 2023 was $2,581,747 and $348,889, respectively. The estimated amortization expense for the next five years ending December 31 and thereafter is as follows:

		Customer	Internally developed
Years Ending	Trade Name	Relationships	Software	Total
2025	$940,000	$2,333,333	$66,667	$3,340,000
2026	940,000	2,083,333	55,555	3,078,888
2027	940,000	512,555	—	1,452,555
2028	940,000	—	—	940,000
2029	940,000	—	—	940,000
Thereafter	8,617,921	—	—	8,617,921
Total	$13,317,921	$4,929,221	$122,222	$18,369,364

Note 6 – Senior Secured Note

In connection with the 2023 acquisition described in Note 3, the Company entered into a note purchase agreement with the majority member for an aggregate principal amount of $16 million (the “Senior Secured Note”). There are no principal amounts payable or due until the maturity date of October 20, 2030, at which time the entirety of the principal balance outstanding comes due. The Senior Secured Note bears interest a 14% per annum, payable monthly, and is secured by substantially all of the Company’s assets. The total interest expense incurred during the year ended December 31, 2024 and the period ending December 31, 2023 amounted to $2,296,521 and $454,222, respectively.

The note purchase agreement includes a quarterly maximum leverage covenant and, among other items, restricts the ability of the Company to enter into certain transactions, as further described in the note purchase agreement. The Company was in compliance with such covenants as of December 31, 2023.

As of December 31, 2024 and December 31, 2023 the total principal outstanding under the Senior Secured Note is $16 million.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 7 – Members’ Equity

As of December 31, 2024 the authorized, issued, and outstanding units are as follows:

				Contributed
Units	Authorized	Issued	Outstanding	Capital
Class A Units	82,757	82,757	82,757	$90,549,134
Class B Units	5,948	5,948	5,948	7,550,866

As of December 31, 2023 the authorized, issued, and outstanding units are as follows:

				Contributed
Units	Authorized	Issued	Outstanding	Capital
Class A Units	58,549	58,549	58,549	$58,549,000
Class B Units	551	551	551	551,000

Distributions shall be made when and as declared by the Board of Managers, and are paid ratably to the holders of Class A Units and Class B Units. Class A Unitholders are entitled to one vote per Class A Unit. Class B Units do not have voting rights.

Note 8 – Unit Options

The Company’s 2024 Unit Option Plan (the “Plan”) was approved by the Board of Managers on March 20, 2024 and permits the grant of unit options to Company employees for up to 6,500 Class B Units. The Company believes that such awards better align the interests of its employees with those of the Class A Unitholders and Class B Unitholders. Unit option awards are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant.

During the year ended December 31, 2024 the Company granted 3,408 unit option awards, of which 1,136 are time-vesting options, 1,136 return-vesting options, and 1,136 are performance-vesting options. The time-vesting unit options vest based on 5 years of continuous service, with 20% vesting at each anniversary date. The return-vesting unit options vest upon the majority member achieving certain internal rate of return and multiple of invested capital metrics upon a change in control event. The performance-vesting unit options vest annually based on certain EBITDA targets and continuous service requirements as defined in the Plan, beginning for the year ended December 31, 2024 and through December 31, 2028. In connection with the achievement of the EBITDA targets for the year ended December 31, 2024, a total of 217 unit options vested. The Company is not able to conclude with a high degree of probability that the EBITDA performance targets for performance conditions unit options vesting from December 31, 2025 through December 31, 2028 are probable of being met and therefore is not recording expense for such unit options.

The options all have a 10-year contractual term and provisions that provide for accelerated vesting upon a change in control event, as defined in the Plan. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model with weighted-average assumptions. The expected volatilities are based on historical volatility of comparable companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of the assumptions used in the Black-Scholes option valuation model is as follows:

Calculated volatility	32.26%
Range of expected dividends	0.00
Expected Term in Years	7.50
Risk-Free Rate	4.17%
Weighted Average Grant Date Fair Value	$320

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 8 – Unit Options (continued)

The following table summarizes option activity under the Plan for the year ended December 31, 2024:

Weighted-
average
		Weighted-	Remaining
	Number	average	Contractual
Options	of Units	Exercise Price	Term (Years)
Outstanding as of December 31, 2023	—	$—	—
Granted	3,408	1,012	10.00
Exercised	—	—	—
Forfeited or Expired	—	—	—
Outstanding at December 31, 2024	3,408	$1,012	9.25

The Company recorded $225,344 of compensation expense related to unit option activity during the year ended December 31, 2024. At December 31, 2024 there is $864,090 of total unrecognized compensation cost related to nonvested unit-based compensation arrangements granted under the Plan.

Note 9 – Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees who meet the eligibility requirements and who elect to participate. In accordance with the terms of the plan, the Company may contribute a discretionary amount for each participant and make certain qualified matching contributions throughout the plan year. The Company’s discretionary matching contributions for the year ended December 31, 2024 and for the period ended December 31, 2023 were $243,164 and $29,788, respectively.

Note 10 – Contingencies

The Company records loss contingencies for claims or legal matters when the outcome is reasonably determinable and a loss can be reasonably estimated. No such claims or legal matters existed during both the year ended December 31, 2024 and the period ended December 31, 2023. The Company maintains an indemnification agreement with the prior owners of the Company for any such claims or legal matters arising subsequent to October 20, 2023 that stem from events or circumstances existing prior to October 20, 2023.

Note 11 – Income Taxes

The federal and state provision (benefit) for income taxes for the year ended December 31, 2024 is summarized as follows:

Jurisdiction:	Current	Deferred	Net
Federal	$—	$446,163	$446,163
State	—	69,294	69,294
Non-US	383,044	12,552	395,596
Total income tax expense (benefit)	$383,044	$528,009	$911,053

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 11 – Income Taxes (continued)

The federal and state provision (benefit) for income taxes for the period ended December 31, 2023 is summarized as follows:

Jurisdiction:	Current	Deferred	Net
Federal	$—	$(311,836)	$(311,836)
State	—	(49,536)	(49,536)
Non-US	84,646	(255,175)	(170,529)
Total income tax expense (benefit)	$84,646	$(616,547)	$(531,901)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are as follows:

	2024	2023
Deferred tax assets:
Interest expense	$640,976	$112,252
Other	10,947	2,772
Accrued bonus	78,921	30,524
Lease liabilities	439,361	216,384
Transactions costs	713,200	463,713
Net operating losses	230,074	31,669
Intangible assets	—	147,937
Stock compensation	54,283	—
Allowance for doubtful accounts	62,614	—
Total deferred tax assets	2,230,376	1,005,251
Deferred tax liabilities:
Property and equipment	52,613	31,852
Prepaid expenses	52,657	28,519
Right-of-use assets	437,717	216,081
Intangible assets	460,971	—
Total deferred tax liabilities	1,003,958	276,452
Valuation allowance	1,157,799	112,252
Net deferred tax asset	$68,619	$616,547

At December 31, 2024, the Company has a total net federal operating loss carryforward of approximately $955,106 which does not expire.

The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. As of December 31, 2024, using forecasted taxable income, certain deferred tax assets will not be utilized in the forecast period. As a result, the Company recorded a valuation allowance of $1,157,799 as of December 31, 2024.

During the year ended December 31, 2024, differences between the provision for income tax expense at the federal statutory rate of 21% and the income tax benefit in the consolidated statements of operations relate to state taxes and valuation allowance impacts.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and
For the period from October 20, 2023 through December 31, 2023

Note 12 – Leases

The Company has entered into contracts to lease office space with terms that expire at various dates through 2029. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

The components of lease expense, which are included in selling, general, and administrative expenses in the consolidated statement of operations during the year ended December 31, 2024 and period ended December 31, 2023, and other lease related disclosures are as follows:

	2024	2023
Amortization of right-of-use assets	$270,768	$32,401
Interest on lease liabilities	100,400	12,669
Total lease cost	$371,169	$45,070

Cash lease payments	$365,568	$43,897
Variable lease costs	$87,141	$15,985

Weighted-average remaining lease term	50 months	52 months
Weighted-average discount rate	8.5%	8.5%

Future maturities of the Company’s operating lease liabilities of December 31, 2024 is as follows:

Years Ending	Amount
2025	$553,412
2026	544,620
2027	469,743
2028	467,926
2029	223,161
Total lease payments	2,258,862
Less: Imputed interest	(372,672)
Present value of lease liabilities	$1,886,190

Note 13 – Subsequent Events

The financial statements and related disclosures include evaluation of events up through and including March 12, 2025, which is the date the financial statements were available to be issued.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 31, 2025
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer (Principal Executive Officer)	March 31, 2025
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
TAMMY J. TIPTON

/s/ Arthur E. Levine	Director	March 31, 2025
ARTHUR E. LEVINE

/s/ Mark D. Linsz	Director	March 31, 2025
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 31, 2025
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 31, 2025
ROBERT J. WOODY