Form 10-Q
period 2025-03-31
CNL Strategic Capital, LLC
filed 2025-05-09
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of May 8, 2025, the Company had 3,921,643 Class FA shares, 8,425,896 Class A shares, 2,485,802 Class T shares, 3,036,042 Class D shares, 14,999,592 Class I shares and 1,706,903 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $911,824 and $892,940, respectively)	$1,170,982	$1,140,859
Cash and cash equivalents	118,008	146,319
Prepaid expenses and other assets	496	472
Total assets	1,289,486	1,287,650
Liabilities
Due to related parties, net (Note 5)	2,620	26,386
Payable for shares repurchased	18,567	19,169
Deferred tax liabilities, net	11,217	9,844
Accounts payable and other accrued expenses	1,869	1,043
Total liabilities	34,273	56,442
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,922 and 4,017 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 8,699 and 8,549 shares issued, respectively; 8,346 and 8,238 shares outstanding, respectively	8	8
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,689 and 3,582 shares issued, respectively; 2,520 and 2,511 shares outstanding, respectively	3	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,309 and 3,275 shares issued, respectively; 3,021 and 3,072 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 16,687 and 15,936 shares issued, respectively; 14,638 and 14,154 shares outstanding, respectively	15	14
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,707 and 1,712 shares outstanding, respectively	2	2
Capital in excess of par value	1,047,335	1,031,526
Distributable earnings	207,843	199,648
Total Members’ Equity	$1,255,213	$1,231,208

Net asset value per share:
Class FA	$39.84	$39.55
Class A	$35.92	$35.68
Class T	$35.94	$35.72
Class D	$35.65	$35.42
Class I	$36.34	$36.12
Class S	$40.38	$40.09
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Investment income
From portfolio company investments:
Interest income	$10,296	$9,927
Dividend income	3,931	3,673
Payment-in-kind (“PIK”) dividend income	1,656	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,023	1,320
Total investment income	16,906	14,920
Operating expenses
Total return incentive fees	388	4,485
Base management fees	5,305	4,018
Offering expenses	540	256
Professional services	664	587
Pursuit costs	417	505
Distribution and shareholder servicing fees	491	318
Custodian and accounting fees	148	133
Insurance expense	55	50
Director fees and expenses	51	53
General and administrative expenses	138	89
Total operating expenses	8,197	10,494
Expense support	(9)	(295)
Net operating expenses	8,188	10,199
Net investment income before taxes	8,718	4,721
Income tax expense	(17)	—
Net investment income	8,701	4,721
Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	11,239	17,001
Provision for deferred taxes on investments	(1,373)	(771)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	9,866	16,230
Net gain on investments	9,866	16,230
Net increase in net assets resulting from operations	$18,567	$20,951
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net increase in net assets resulting from operations per share
Class FA	$0.60	$0.84
Class A	$0.55	$0.68
Class T	$0.47	$0.60
Class D	$0.51	$0.65
Class I	$0.53	$0.69
Class S	$0.60	$0.86

Weighted average shares
Class FA	4,016	4,179
Class A	8,287	5,401
Class T	2,507	2,648
Class D	3,085	2,666
Class I	14,401	12,373
Class S	1,712	1,748
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208
Net investment income	—	—	—	8,701	8,701
Net change in unrealized appreciation on investments	—	—	—	9,866	9,866
Distributions to shareholders	—	—	—	(10,372)	(10,372)
Issuance of common shares through the Public Offerings	810	2	29,200	—	29,202
Issuance of common shares through distribution reinvestment plan	144	—	5,175	—	5,175
Repurchase of common shares pursuant to share repurchase program	(504)	(1)	(18,566)	—	(18,567)
Balance as of March 31, 2025	34,154	$35	$1,047,335	$207,843	$1,255,213

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	4,721	4,721
Net change in unrealized appreciation on investments	—	—	—	16,230	16,230
Distributions to shareholders	—	—	—	(8,807)	(8,807)
Issuance of common shares through the Public Offerings	1,552	2	52,462	—	52,464
Issuance of common shares through distribution reinvestment plan	120	—	4,056	—	4,056
Repurchase of common shares pursuant to share repurchase program	(400)	—	(13,780)	—	(13,780)
Balance as of March 31, 2024	29,707	$31	$894,267	$139,935	$1,034,233

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net increase in net assets resulting from operations	$18,567	$20,951
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(17,438)	(9,938)
Proceeds from return of capital on portfolio company investments	210	649
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(11,239)	(17,001)
PIK dividends	(1,656)	—
Decrease in due to related parties	(23,766)	(9,943)
Increase (decrease) in accounts payable and other accrued expenses	826	(869)
Increase in deferred tax liabilities, net	1,373	771
(Decrease) increase in prepaid expenses and other assets	(156)	46
Other operating activities	(2)	20
Net cash used in operating activities	(33,281)	(15,314)
Financing Activities:
Proceeds from issuance of common shares	29,202	53,875
Payment on repurchases of common shares	(19,169)	(8,224)
Distributions paid, net of distributions reinvested	(5,197)	(4,751)
Deferred financing costs	134	(163)
Net cash provided by financing activities	4,970	40,737
Net (decrease) increase in cash and cash equivalents	(28,311)	25,423
Cash and cash equivalents, beginning of period	146,319	134,453
Cash and cash equivalents, end of period	$118,008	$159,876
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$5,175	$4,056
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$242	$134
Payable for shares repurchased	$18,567	$13,780

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2025
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 5.4%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –11.8%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC(5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,813	24,563	24,563
Total Senior Secured Note					148,514	148,514
Senior Secured Notes – Second Lien – 6.1%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Total Senior Secured Notes					$292,222	$292,222
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2025 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.1%
LOCI Topco Limited(6)	Information Services and Advisory Solutions	8.5% PIK(7)		46,597,751	$63,726	$64,750
Total Preferred Equity					63,726	64,750
Common Equity – 64.9%
ATA Holding Company, LLC(8)	Real Estate Services			37,985	$37,125	$35,881
Auriemma U.S. Roundtables(8)	Information Services and Advisory Solutions			33,094	33,476	64,600
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	10,200	35,641
Clarion Safety Systems, LLC(8)	Visual Safety Solutions			68,891	70,316	84,632
Douglas Machines Corp.(8)	Sanitation Products			35,500	35,500	36,325
Healthcare Safety Holdings, LLC(8)	Healthcare Supplies			17,320	17,320	46,345
LOCI Topco Limited(6)	Information Services and Advisory Solutions			73,215	93	96
Lawn Doctor, Inc.(8)	Commercial and Professional Services			7,746	27,610	90,923
Madison Retirement Holdings TopCo, LLC(8)	Retirement Plan Services			61,500	61,500	68,653
Milton Industries Inc.	Engineered Products			6,647	6,647	19,100
Polyform Products, Co.(8)	Hobby Goods and Supplies			10,820	15,599	12,242
Resolution Economics, LLC	Business Services			7,666	7,645	20,649
Sill Holdings, LLC(8)	Business Services			82,754	90,549	127,660
Tacmed Holdings, LLC(8)	Healthcare Supplies			77,000	76,744	91,337
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	10,759
Vektek Holdings, LLC(8)	Engineered Products			56,928	56,928	69,167
Total Common Equity					555,876	814,010
Total Equity					$619,602	$878,760
TOTAL INVESTMENTS – 93.3%					$911,824	$1,170,982
OTHER ASSETS IN EXCESS OF LIABILITIES – 6.7%						84,231
NET ASSETS – 100.0%						$1,255,213
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of March 31, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at March 31, 2025 was 4.33%.
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
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 5.2% of net assets based on fair value as of March 31, 2025.
(7)    PIK dividend income is computed at the contractual rate in each applicable agreement and is accrued and recorded as dividend income and capitalized to the principal balance.
(8)    As of March 31, 2025, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 5.4%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Note - First Lien					66,990	66,990
Senior Secured Note –12.1%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC (5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,625	24,625	24,625
Total Senior Secured Note					148,576	148,576
Senior Secured Note – Second Lien – 6.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Note - Second Lien					76,718	76,718
Total Senior Secured Notes					$292,284	$292,284
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity – 5.0%
LOCI Topco Limited (6)	Information Services and Advisory Solutions	8.5% PIK(7)		46,597,751	$62,070	$61,155
Total Preferred Equity					62,070	61,155
Common Equity – 64.0%
ATA Holding Company, LLC (8)	Real Estate Services			37,985	$37,125	$35,291
Auriemma U.S. Roundtables (8)	Information Services and Advisory Solutions			33,094	33,476	62,511
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	10,200	36,896
Clarion Safety Systems, LLC (8)	Visual Safety Solutions			57,368	56,816	67,213
Douglas Machines Corp. (8)	Sanitation Products			35,500	35,500	39,057
Healthcare Safety Holdings, LLC (8)	Healthcare Supplies			17,320	17,320	47,726
LOCI Topco Limited (6)	Information Services and Advisory Solutions			73,215	93	1,618
Lawn Doctor, Inc (8)	Commercial and Professional Services			7,746	27,610	91,742
Madison Retirement Holdings TopCo, LLC(8)	Retirement Plan Services			57,500	57,500	60,463
Milton Industries, Inc	Engineered Products			6,647	6,647	18,849
Polyform Products, Co. (8)	Hobby Goods and Supplies			10,820	15,599	12,751
Resolution Economics, LLC	Business Services			7,666	7,855	20,400
Sill Holdings, LLC (8)	Business Services			82,754	90,549	119,736
Tacmed Holdings, LLC (8)	Healthcare Supplies			77,000	76,744	92,378
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	10,370
Vektek Holdings, LLC (8)	Engineered Products			56,928	56,928	70,419
Total Common Equity					538,586	787,420
Total Equity					$600,656	$848,575
Total Investments – 92.7%					$892,940	$1,140,859
OTHER ASSETS IN EXCESS OF LIABILITIES–7.3%						90,349
NET ASSETS–100.0%						$1,231,208
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
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 5.10% of net assets based on fair value as of December 31, 2024.
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
THREE MONTHS ENDED MARCH 31, 2025
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
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). On November 1, 2024, the Company commenced a second follow-on public offering of up to $1.1 billion of shares (the “Second Follow-On Public Offering” and together with the Initial Public Offering and the Follow-On Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through its distribution reinvestment plan, and terminated the Follow-On Public Offering.
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
THREE MONTHS ENDED MARCH 31, 2025
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
Principles of Consolidation
Under ASC Topic 946 the Company is precluded from consolidating any entity other than an investment company or an operating company which provides substantially all of its services to benefit the Company. In accordance therewith, the Company has consolidated the results of its wholly owned subsidiaries that are investment companies in its condensed consolidated financial statements. However, the Company has not consolidated the results of its subsidiaries in which the Company holds debt and equity investments. All intercompany account balances and transactions have been eliminated in consolidation.
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
THREE MONTHS ENDED MARCH 31, 2025
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
Foreign Securities
The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)” in the Company's condensed consolidated statements of operations.
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
THREE MONTHS ENDED MARCH 31, 2025
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
The following table reflects class-specific expenses by share class during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$268	$1,469	$410	$523	$2,502	$133
Total return incentive fees	270	—	—	—	—	118
Offering expenses	—	58	57	16	409	—
Expense support	—	—	—	—	—	(9)
Other class-specific expenses (1)	8	40	222	145	213	6

	Three Months Ended March 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$265	$850	$405	$414	$1,957	$127
Total return incentive fees	394	958	395	439	2,130	169
Offering expenses	—	99	16	17	124	—
Expense support	—	—	—	—	(257)	(38)
Other class-specific expenses (1)	9	34	227	117	53	6
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
THREE MONTHS ENDED MARCH 31, 2025
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
The Company holds certain equity investments in taxable subsidiaries (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies which are “pass through” entities for tax purposes. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of the Taxable Subsidiaries’ ownership of certain portfolio investments. The income tax expense, or benefit, and related tax assets and liabilities of the Taxable Subsidiaries are reflected in the Company’s condensed consolidated financial statements. See Note 9. “Income Taxes” for additional information.
During the three months ended March 31, 2025 and 2024, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021 and forward remain subject to examination by taxing authorities.

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
THREE MONTHS ENDED MARCH 31, 2025
Recently Adopted and Issued Accounting Standards Updates

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation of quarterly disclosures during fiscal year 2026. Other than additional disclosure, we do not expect a change to our condensed consolidated financial statements.
3. Investments

In January 2025, the Company made an additional equity investment in Madison Retirement Holdings TopCo, LLC (“MAP”) of $4.0 million to purchase the equity interests of a minority shareholder of the portfolio company.
In February 2025, the Company made an additional equity investment in Clarion Safety Systems, LLC (“Clarion”) of approximately $13.5 million for Clarion’s acquisition of McLoone Metal Graphics. Founded in 1954 and headquartered in La Crosse, WI, McLoone manufactures metal nameplates and ID plates and flexible labels utilized by Original Equipment Manufacturers and other suppliers in a variety of end markets. McLoone’s products complement Clarion’s products and services for its customers’ industrial safety needs.

The Company’s investment portfolio is summarized as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.7%	5.4%
Secured	148,514	148,514	12.7	11.8
Second lien	76,718	76,718	6.6	6.1
Total senior secured debt	292,222	292,222	25.0	23.3
Equity
Preferred	63,726	64,750	5.5	5.1
Common	555,876	814,010	69.5	64.9
Total equity	619,602	878,760	75.0	70.0
Total investments	$911,824	$1,170,982	100.0%	93.3%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025

	As of December 31, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.9%	5.4%
Secured	148,576	148,576	13.0	12.1
Second lien	76,718	76,718	6.7	6.2
Total senior secured debt	292,284	292,284	25.6	23.7
Equity
Preferred	62,070	61,155	5.4%	5.0%
Common	538,586	787,420	69.0	64.0
Total equity	600,656	848,575	74.4%	69.0%
Total investments	$892,940	$1,140,859	100.0%	92.7%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for PIK dividends.
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.1% and have weighted average remaining years to maturity of 3.8 years as of March 31, 2025. The note purchase agreements contain customary covenants and events of default. As of March 31, 2025, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of March 31, 2025 and December 31, 2024, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of March 31, 2025 and December 31, 2024 were as follows:

Industry	March 31, 2025	December 31, 2024
Healthcare Supplies	16.3%	17.0%
Business Services	14.3	13.9
Commercial and Professional Services	12.6	13.0
Information Services and Advisory Solutions	12.3	12.2
Engineered Products	12.0	12.4
Retirement Plan Services	10.4	10.1
Visual Safety Solutions	9.1	7.9
Real Estate Services	6.2	6.3
Sanitation Products	4.4	4.7
Hobby Goods and Supplies	2.4	2.5
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had five significant portfolio companies in which it owned a controlling equity interest during the three months ended March 31, 2025 and 2024. The following tables present unaudited summarized operating data for the three months ended March 31, 2025 and 2024, and summarized balance sheet data as of March 31, 2025 (unaudited) and December 31, 2024 for these portfolio companies (in thousands):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
Lawn Doctor

	Three Months Ended March 31,
	2025	2024
Revenues	$11,923	$9,792
Expenses	(11,022)	(9,589)
Income before taxes	901	203
Income tax expense	(352)	(169)
Consolidated net income	549	34
Net income attributable to non-controlling interests	141	182
Net income	$690	$216

	As of March 31, 2025	As of December 31, 2024
Current assets	$12,204	$10,387
Non-current assets	88,779	88,332
Current liabilities	11,556	8,821
Non-current liabilities	62,858	62,560
Non-controlling interests	(226)	(12)
Stockholders’ equity	26,795	27,350
Ownership percentage(1)	61%	61%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Clarion

	Three Months Ended March 31,
	2025	2024
Revenues	$6,514	$4,393
Expenses	(6,367)	(3,643)
Income before taxes	147	750
Income tax expense	(41)	(208)
Net income	$106	$542

	As of March 31, 2025	As of December 31, 2024
Current assets	$11,477	$7,124
Non-current assets	83,584	74,214
Current liabilities	2,966	2,551
Non-current liabilities	22,621	22,680
Stockholders’ equity	69,474	56,107
Ownership percentage(1)	97%	96%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
TacMed

	Three Months Ended March 31,
	2025	2024
Revenues	$9,508	$8,428
Expenses	(10,756)	(10,763)
Loss before taxes	(1,248)	(2,335)
Income tax benefit	322	228
Net loss	$(926)	$(2,107)

	As of March 31, 2025	As of December 31, 2024
Current assets	$22,184	$23,757
Non-current assets	86,169	87,533
Current liabilities	4,916	6,031
Non-current liabilities	34,060	34,456
Stockholders’ equity	69,377	70,803
Ownership percentage(1)	95%	95%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Sill

	Three Months Ended March 31,
	2025	2024
Revenues	$11,182	$3,673
Expenses	(8,284)	(4,223)
Income (loss) before taxes	2,898	(550)
Income tax (expense) benefit	(624)	933
Net income	$2,274	$383

	As of March 31, 2025	As of December 31, 2024
Current assets	$15,243	$12,039
Non-current assets	107,387	107,938
Current liabilities	6,341	5,585
Non-current liabilities	18,809	18,908
Stockholders’ equity	97,480	95,484
Ownership percentage(1)	93%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
MAP
The Company acquired its investments in MAP in July 2024.

Three Months Ended March 31,
2025
Revenues	$8,385
Expenses	(11,940)
Loss before taxes	(3,555)
Income tax expense	(1)
Net loss	$(3,556)

	As of March 31, 2025	As of December 31, 2024
Current assets	$19,897	$15,800
Non-current assets	106,154	106,889
Current liabilities	10,597	7,854
Non-current liabilities	20,477	18,443
Stockholders’ equity	94,977	96,392
Ownership percentage(1)	60%	57%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025				As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$292,222	$292,222	$—	$—	$292,284	$292,284
Equity	—	—	878,760	878,760	—	—	848,575	848,575
Total Investments	$—	$—	$1,170,982	$1,170,982	$—	$—	$1,140,859	$1,140,859
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

As of March 31, 2025
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$292,222	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 15.8% (13.3%) 6.0x – 21.6x (12.5x)	Decrease Increase
Equity	878,760	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 15.8% (13.3%) 6.0x – 21.6x (12.5x)	Decrease Increase
Total	$1,170,982

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2025 and 2024 (in thousands):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025

	Three Months Ended March 31, 2025
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2025	$292,284	$848,575	$1,140,859
Additions	—	17,500	17,500
Principal repayment	(62)	—	(62)
PIK dividends	—	1,656	1,656
Return of capital(1)	—	(210)	(210)
Net change in unrealized appreciation, including unrealized foreign currency gain	—	11,239	11,239
Fair value balance as of March 31, 2025	$292,222	$878,760	$1,170,982
Change in net unrealized appreciation on investments held as of March 31, 2025	$—	$11,239	$11,239

	Three Months Ended March 31, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	1,376	8,624	10,000
Principal repayment	(62)	—	(62)
Return of capital(1)	—	(649)	(649)
Net change in unrealized appreciation	—	17,001	17,001
Fair value balance as of March 31, 2024	$277,472	$625,661	$903,133
Change in net unrealized appreciation on investments held as of March 31, 2024	$—	$17,001	$17,001
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
THREE MONTHS ENDED MARCH 31, 2025
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.5 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $5.3 million and $4.0 million during the three months ended March 31, 2025 and 2024, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $0.4 million and $4.5 million during the three months ended March 31, 2025 and 2024, respectively.
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
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. With respect to the calculation of Total Return to Shareholders, the following tables provides the applicable High Water Marks for the years ended December 31, 2025 and 2024:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2025	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
December 31, 2024	36.67	33.57	33.64	33.31	34.06	37.25

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received through March 31, 2025, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of March 31, 2025, approximately less than $0.1 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of March 31, 2025 and 2024. These individuals and entities received distributions from the Company of approximately $0.1 million during the three months ended March 31, 2025 and 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
Related party fees and expenses incurred for the three months ended March 31, 2025 and 2024 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2025	2024
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$130	$508
	Dealer manager fees(1)	72	84
	Distribution and shareholder servicing fees	337	318
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(2)(3)	540	256
	Base management fees(2)	5,305	4,018
	Total return incentive fees(2)	388	4,485
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	(9)	(295)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(2)(4)	41	28
	Shareholder servicing fees	154	—
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(2)(5)	417	505
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
The following table presents amounts due to related parties net as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Due from related parties:
Expense Support	$9	$20
Total due from related parties	9	20
Due to related parties:
Total return incentive fees	$(388)	$(24,119)
Base management fees	(1,850)	(1,758)
Offering expenses	(242)	(138)
Distribution and shareholder servicing fees	(116)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(33)	(276)
Due to related parties, net	$(2,620)	$(26,386)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the three months ended March 31, 2025 and 2024 (three record dates). The following table reflects the total distributions declared during the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	Three Months Ended March 31,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 - March 31, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 - March 31, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$8,701	83.9%	$4,721	53.6%
Distributions in excess of net investment income(2)	1,671	16.1	4,086	46.4
Total distributions declared	$10,372	100.0%	$8,807	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support of $9 and $295 for the three months ended March 31, 2025 and 2024, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In March 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 25, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2025, the public offering price was $39.14 per Class A share, $37.62 per Class T share, $35.54 per Class D share and $36.23 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	Three Months Ended March 31, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	10	$384	$(33)	$351	51	$1,806	61	$2,157	$35.68
Class T	96	3,606	(170)	3,436	11	412	107	3,848	35.76
Class D	20	715	—	715	14	513	34	1,228	35.40
Class I	684	24,700	—	24,700	68	2,444	752	27,144	36.13
	810	$29,405	$(203)	$29,202	144	$5,175	954	$34,377	$36.03

	Three Months Ended March 31, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	598	$20,524	$(442)	$20,082	34	$1,132	632	$21,214	$33.59
Class T	92	3,231	(150)	3,081	13	452	105	3,533	33.63
Class D	107	3,563	—	3,563	13	447	120	4,010	33.32
Class I	755	25,738	—	25,738	60	2,025	815	27,763	34.07
	1,552	$53,056	$(592)	$52,464	120	$4,056	1,672	$56,520	$33.81
FOOTNOTE:
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
During the three months ended March 31, 2025 and 2024, the Company received requests for the repurchase of approximately $18.6 million and $13.8 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the three months ended March 31, 2025 and 2024 (in thousands except per share data):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	95	$3,794	$39.76
Class A	42	1,498	35.81
Class T	9	336	35.83
Class D	85	3,041	35.54
Class I	268	9,691	36.23
Class S	5	207	40.32
Three Months Ended March 31, 2025	504	$18,567	$36.78

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	72	$2,675	$36.82
Class A	37	1,252	33.65
Class T	97	3,242	33.70
Class D	19	645	33.38
Class I	173	5,900	34.13
Class S	2	66	37.41
Three Months Ended March 31, 2024	400	$13,780	$34.45
As of March 31, 2025 and December 31, 2024, the Company had a payable for shares repurchased of approximately $18.6 million and $19.2 million, respectively, which were paid in April and January 2025, respectively.
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
During the three months ended March 31, 2025, approximately 89,000 Class T shares were converted to approximately 89,000 Class A shares at an average conversion rate of 1.00. During the three months ended March 31, 2024, approximately 85,000 Class T shares were converted to approximately 85,000 Class A shares at an average conversion rate of 1.00.

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
THREE MONTHS ENDED MARCH 31, 2025
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

In February 2025, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to February 15, 2026. The amendment additionally grants Valley National Bank the ability to increase the maximum commitment an additional $50.0 million at their discretion. In connection with the extension of the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.1 million.
The Company had not borrowed any amounts under the 2024 Line of Credit as of March 31, 2025.
9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Current tax expense	$17	$—
Deferred tax expense	1,373	771
Total income tax expense	$1,390	$771
The effective tax rate for the three months ended March 31, 2025 and 2024 was 7.0% and 3.5%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets:
Carryforwards of net operating loss	$3,015	$1,818
Other	57	45
Valuation allowance	(302)	(383)
Total deferred tax assets	2,770	1,480
Deferred tax liabilities:
Unrealized appreciation on investments	(13,987)	(11,324)
Total deferred tax liabilities	(13,987)	(11,324)
Deferred tax liabilities, net	$(11,217)	$(9,844)

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
THREE MONTHS ENDED MARCH 31, 2025
11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2025, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	Three Months Ended March 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income, before Expense Support (reimbursement)(1)	0.31	0.27	0.18	0.23	0.24	0.31
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	0.31	0.27	0.18	0.23	0.24	0.31
Net realized and unrealized gains, net of taxes(1)(3)	0.29	0.28	0.29	0.28	0.29	0.29
Net increase resulting from investment operations	0.60	0.55	0.47	0.51	0.53	0.60
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$39.84	$35.92	$35.94	$35.65	$36.34	$40.38

Net assets, end of period	$156,247	$299,816	$90,549	$107,710	$531,970	$68,921
Average net assets(5)	$159,067	$295,821	$89,556	$109,304	$520,321	$68,742
Shares outstanding, end of period	3,922	8,346	2,520	3,021	14,638	1,707
Distributions declared	$1,255	$2,589	$626	$868	$4,499	$535
Total investment return based on net asset value before total return incentive fee(6)	1.67%	1.56%	1.32%	1.45%	1.48%	1.69%
Total investment return based on net asset value after total return incentive fee(6)	1.53%	1.56%	1.32%	1.45%	1.48%	1.51%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.27%	0.64%	0.88%	0.73%	0.71%	0.30%
Total operating expenses	0.44%	0.64%	0.88%	0.73%	0.71%	0.46%
Net investment income before total return incentive fee(8)	0.96%	0.75%	0.51%	0.65%	0.68%	0.94%
Net investment income	0.79%	0.75%	0.51%	0.65%	0.68%	0.77%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025

	Three Months Ended March 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income before Expense Support (reimbursement)(1)	0.30	0.13	0.06	0.10	0.13	0.29
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.02	0.02
Net investment income(1)	0.30	0.13	0.06	0.10	0.15	0.31
Net realized and unrealized gains, net of taxes(1)(3)	0.54	0.55	0.54	0.55	0.54	0.55
Net increase resulting from investment operations	0.84	0.68	0.60	0.65	0.69	0.86
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$37.20	$33.94	$33.99	$33.68	$34.44	$37.80

Net assets, end of period	$152,782	$197,940	$86,765	$92,046	$438,695	$66,005
Average net assets(5)	$153,445	$181,432	$89,105	$88,861	$421,591	$65,221
Shares outstanding, end of period	4,107	5,832	2,552	2,733	12,737	1,746
Distributions declared	$1,306	$1,683	$662	$749	$3,861	$546
Total investment return based on net asset value before total return incentive fee(6)	2.56%	2.54%	2.25%	2.45%	2.54%	2.59%
Total investment return based on net asset value after total return incentive fee(6)	2.25%	2.05%	1.79%	1.97%	2.05%	2.33%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.30%	0.68%	0.86%	0.75%	0.64%	0.32%
Total operating expenses before Expense Support (reimbursement)	0.55%	1.21%	1.30%	1.24%	1.14%	0.58%
Total operating expenses after Expense Support (reimbursement)	0.55%	1.21%	1.30%	1.24%	1.08%	0.52%
Net investment income before total return incentive fee(8)	1.07%	0.90%	0.62%	0.79%	0.94%	1.09%
Net investment income	0.81%	0.37%	0.18%	0.30%	0.43%	0.83%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the three months ended March 31, 2025, approximately 7% of total return incentive fees for Class S, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D or Class I were covered by Expense Support. For the three months ended March 31, 2024, approximately 12% and 23% of total return incentive fees for Class I and Class S, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T or Class D were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2025
13. Subsequent Events
Distributions
In April 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 27, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2025, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of April 30, 2025. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2025:
Offering Price, Per Share	$39.26	$37.73	$35.65	$36.34
Selling Commissions, Per Share	2.36	1.13
Dealer Manager Fees, Per Share	0.98	0.66
Capital Transactions
During the period April 1, 2025 through May 8, 2025, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1	$29	$(2)	$27	17	$606	18	$633	$35.92
Class T	24	922	(41)	881	4	139	28	1,020	35.94
Class D	10	365	—	365	5	170	15	535	35.65
Class I	338	12,287	—	12,287	23	839	361	13,126	36.34
	373	$13,603	$(43)	$13,560	49	$1,754	422	$15,314	$36.27
Investments

In April 2025, we made an additional investment in LOCI Topco Limited (“LBR”) of approximately $25.8 million to partially finance the merger of LBR and ALM Global LLC (“ALM”). ALM was founded in 1979 and is headquartered in New York, New York. Through its leading Law.com platform, ALM offers a global legal newsroom for professionals utilizing proprietary data intelligence, expert analysis and industry insights serving both the practice and business of law. ALM, in combination with LBR, creates a newly formed group uniquely positioned to serve clients globally by combining ALM’s deep U.S. market penetration with LBR’s strong U.K. and global presence.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. Amounts as of December 31, 2024 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 16 middle market U.S. businesses. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 31, 2025, we had eleven investments structured as controlling equity interests in combination with debt positions, four investments structured as minority equity interests in combination with debt positions and one investment structured as a minority equity interest. All of our debt investments were current as of March 31, 2025.
We were formed as a Delaware limited liability company on August 9, 2016 and we operate and intend to continue to operate our business in a manner that will permit us to avoid registration under the Investment Company Act. We are not a “blank check” company within the meaning of Rule 419 of the Securities Act. We commenced operations on February 7, 2018.

Our Common Shares Offerings
Public Offerings

On March 7, 2018, we commenced our Initial Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Initial Registration Statement. On November 1, 2021, we commenced the Follow-On Public Offering of up to $1.1 billion of shares, which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Follow-On Registration Statement upon which the Initial Registration Statement was deemed terminated. On November 1, 2024, we commenced the Second Follow-On Public Offering of up to $1.1 billion of shares, which includes up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to the Second Follow-On Registration Statement filed with the SEC. Upon commencement of the Second Follow-On Public Offering, the Follow-On Registration Statement was deemed terminated.

Through the Second Follow-On Public Offering, we are offering, in any combination, four classes of the Non-founder shares. There are differing selling fees and commissions for each share class. We also pay distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan).
Through March 31, 2025, we had received net proceeds from the Public Offerings of approximately $1.0 billion, including approximately $51.6 million received through our distribution reinvestment plan. As of March 31, 2025, the public offering price was $39.14 per Class A share, $37.62 per Class T share, $35.54 per Class D share and $36.23 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through March 31, 2025, we had incurred selling commissions and dealer manager fees of approximately $14.4 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through March 31, 2025, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $12.2 million based on actual amounts raised through the Public Offerings through March 31, 2025. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In April 2025, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of April 30, 2025. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2025:
Public Offering Price, Per Share	$39.26	$37.73	$35.65	$36.34
Selling Commissions, Per Share	2.36	1.13
Dealer Manager Fees, Per Share	0.98	0.66

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.2 billion, including approximately $51.6 million received through our distribution reinvestment plan as of March 31, 2025.

Portfolio and Investment Activity
As of March 31, 2025, we had invested in 16 portfolio companies, consisting of equity investments and debt investments in all but one portfolio company. The table below presents our portfolio company investments (in millions):

		As of March 31, 2025
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	6.6	Second Lien	15.0	12/19/2030	3.4	10.0
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	16	10.2	Second Lien	15.0	12/28/2029	2.6	12.8
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	97	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.6	24.6
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	93	90.6	Secured	14.0	10/20/2030	15.9	106.5
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	7	63.9	(4)	(4)	(4)	—	63.9
MAP	7/18/2024	60	61.5	First Lien	15.0	7/18/2031	15.0	76.5
			$619.5				$292.3	$911.8
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2025, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2025.
(3)    As of March 31, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at March 31, 2025 was 4.33%.
(4)    Investment in portfolio company consists of minority equity interests only.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders. See our Form 10-K for the year ended December 31, 2024 for additional information regarding our portfolio companies and their related business activities.
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

Lawn Doctor
As of March 31, 2025 and December 31, 2024, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $101.0 million and $98.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$11,923	$9,792

Net income (GAAP)	$690	$216
Interest and debt related expenses	1,387	1,475
Depreciation and amortization	650	639
Income tax expense	352	169
Adjusted EBITDA (non-GAAP)	$3,079	$2,499

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,864	$1,513
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 61% of Lawn Doctor.

Polyform
As of March 31, 2025 and December 31, 2024, Polyform Products, Co. (“Polyform”) had total assets of approximately $31.4 million and $31.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Polyform for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$4,800	$3,721

Net loss (GAAP)	$(96)	$(443)
Interest and debt related expenses	720	723
Depreciation and amortization	468	465
Income tax benefit	(37)	(175)
Adjusted EBITDA (non-GAAP)	$1,055	$570

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$919	$497
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 87% of Polyform.

Roundtables
As of March 31, 2025 and December 31, 2024, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $69.7 million and $59.5 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Roundtables for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$4,737	$4,311

Net income (loss) (GAAP)	$128	$(143)
Interest and debt related expenses	636	651
Depreciation and amortization	520	522
Income tax expense (benefit)	49	(44)
Adjusted EBITDA (non-GAAP)	$1,333	$986

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,077	$796
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 81% of Roundtables.

HSH
As of March 31, 2025 and December 31, 2024, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $40.7 million and $42.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$9,133	$8,331

Net income (GAAP)	$446	$597
Interest and debt related expenses	927	911
Depreciation and amortization	713	747
Income tax expense	145	210
Adjusted EBITDA (non-GAAP)	$2,231	$2,465

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,662	$1,837
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 75% of HSH.

ATA
As of March 31, 2025 and December 31, 2024, ATA Holding Company, LLC (“ATA”) had total assets of approximately $83.5 million and $86.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of ATA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$10,686	$10,197

Net loss (GAAP)	$(2,508)	$(2,389)
Interest and debt related expenses	1,444	1,460
Depreciation and amortization	1,051	1,101
Adjusted EBITDA (non-GAAP)	$(13)	$172

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$(10)	$129
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 75% of ATA.

Douglas
As of March 31, 2025 and December 31, 2024, Douglas Machines Corp. (“Douglas”) had total assets of approximately $56.5 million and $55.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Douglas for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$8,087	$6,552

Net income (GAAP)	$130	$190
Interest and debt related expenses	610	650
Depreciation and amortization	370	353
Income tax expense	13	14
Adjusted EBITDA (non-GAAP)	$1,123	$1,207

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,013	$1,089
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 90% of Douglas.

Clarion
As of March 31, 2025 and December 31, 2024, Clarion had total assets of approximately $95.1 million and $81.3 million, respectively. In February 2025, we made an additional equity investment in Clarion of approximately $13.5 million for Clarion’s acquisition of McLoone Metal Graphics. Founded in 1954 and headquartered in La Crosse, WI, McLoone manufactures metal nameplates and ID plates and flexible labels utilized by Original Equipment Manufacturers and other suppliers in a variety of end markets. McLoone’s products complement Clarion’s products and services for its customers’ industrial safety needs.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$6,514	$4,393

Net income (GAAP)	$106	$542
Interest and debt related expenses	808	841
Depreciation and amortization	297	256
Income tax expense	41	208
Adjusted EBITDA (non-GAAP)	$1,252	$1,847

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,209	$1,779

FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 97% and 96%, respectively, of Clarion.

Vektek
As of March 31, 2025 and December 31, 2024, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $109.3 million and $110.1 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$8,632	$9,072

Net income (GAAP)	$307	$276
Interest and debt related expenses	1,488	1,557
Depreciation and amortization	911	922
Income tax expense	29	—
Adjusted EBITDA (non-GAAP)	$2,735	$2,755

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,290	$2,306
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 84% of Vektek.

TacMed
As of March 31, 2025 and December 31, 2024, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $108.4 million and $111.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$9,508	$8,428

Net loss (GAAP)	$(926)	$(2,107)
Interest and debt related expenses	1,166	1,173
Depreciation and amortization	1,357	1,260
Income tax benefit	(322)	(228)
Transaction related expenses(1)	—	11
Adjusted EBITDA (non-GAAP)	$1,275	$109

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,218	$104
FOOTNOTES:
(1)Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 95% of TacMed.

Sill
As of March 31, 2025 and December 31, 2024, Sill Holdings, LLC (“Sill”) had total assets of approximately $122.6 million and $120.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Sill for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$11,182	$3,673

Net income (GAAP)	$2,274	$383
Interest and debt related expenses	605	569
Depreciation and amortization	884	550
Income tax expense (benefit)	624	(933)
Adjusted EBITDA (non-GAAP)	$4,387	$569

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$4,093	$564
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025 and 2024, we owned approximately 93% and 99%, respectively, of Sill.

MAP
As of March 31, 2025 and December 31, 2024, MAP had total assets of approximately $126.1 million and $122.7 million, respectively . The Company made its initial investment in MAP in July 2024. In January 2025, we made an additional equity investment in MAP of $4.0 million to purchase the equity interests of a minority shareholder of the portfolio company. In January 2025, MAP acquired Retirement Service Group, a third-party administrator for retirement plans headquartered in Orange, CA.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of MAP for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31,
2025
Revenues	$8,385

Net loss (GAAP)	$(3,556)
Interest and debt related expenses	659
Depreciation and amortization	2,319
Income tax expense (benefit)	1
Adjusted EBITDA (non-GAAP)	$(577)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$(346)
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2025, we owned approximately 60% of MAP.

Other Portfolio Companies
As of March 31, 2025, we held minority equity and debt positions in four portfolio companies and held a minority equity position in one portfolio company.

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
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $118.0 million and $146.3 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $29.2 million and $53.9 million in net proceeds during the three months ended March 31, 2025 and 2024, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $5.2 million and $4.1 million raised through our distribution reinvestment plan, respectively. As of March 31, 2025, we had approximately 810 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $0.2 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively.
Borrowings. We did not borrow any amounts during the three months ended March 31, 2025 or 2024. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.

Uses of Liquidity and Capital Resources
Investments. We used approximately $17.4 million and $10.0 million of cash to purchase portfolio company investments during the three months ended March 31, 2025 and 2024, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $16.1 million and $6.0 million during the three months ended March 31, 2025 and 2024, respectively.
Distributions. We paid distributions to our shareholders of approximately $5.2 million and $4.8 million (which excludes distributions reinvested of approximately $5.2 million and $4.1 million, respectively) during the three months ended March 31, 2025 and 2024, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $19.2 million and $8.2 million during the three months ended March 31, 2025 and 2024, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million and $0.2 million in deferred financing costs during the three months ended March 31, 2025 and 2024, respectively.
Reimbursement of Expense Support. During the three months ended March 31, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the three months ended March 31, 2025.
As of March 31, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the three months ended March 31, 2025 and 2024 (three record dates). The following table reflects the total distributions declared during the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	Three Months Ended March 31,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 – March 31, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 – March 31, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$8,692	167.3%	$4,426	93.2%
Expense Support (reimbursement)	9	0.2	295	6.2
Net investment income	$8,701	167.5%	$4,721	99.4%
Cash distributions net of distributions reinvested in excess of net investment income	—	—	30	0.6
Cash distributions declared, net of distributions reinvested(2)	$5,197	100.0%	$4,751	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $5,175 and $4,056 of distributions reinvested pursuant to our distribution reinvestment plan during the three months ended March 31, 2025 and 2024, respectively.
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

During the three months ended March 31, 2025 and 2024, we received requests for the repurchase of approximately $18.6 million and $13.8 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	95	$3,794	$39.76
Class A shares	42	1,498	35.81
Class T shares	9	336	35.83
Class D shares	85	3,041	35.54
Class I shares	268	9,691	36.23
Class S shares	5	207	40.32
Three Months Ended March 31, 2025	504	$18,567	$36.78

Class FA shares	72	$2,675	$36.82
Class A shares	37	1,252	33.65
Class T shares	97	3,242	33.70
Class D shares	19	645	33.38
Class I shares	173	5,900	34.13
Class S shares	2	66	37.41
Three Months Ended March 31, 2024	400	$13,780	$34.45
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through March 31, 2025, we had acquired equity and debt investments in 16 portfolio companies. As of March 31, 2025 and 2024, the fair value of our portfolio company investments totaled approximately $1.2 billion and $903.1 million, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Total investment income	$16,906	$14,920
Total operating expenses	(8,197)	(10,494)
Expense support (reimbursement), net	9	295
Net investment income before taxes	8,718	4,721
Income tax expense	(17)	—
Net investment income	8,701	4,721
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	9,866	16,230
Net increase in net assets resulting from operations	$18,567	$20,951

Investment Income
Investment income consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
From portfolio company investments:
Interest income	$10,296	$9,927
Dividend income	3,931	3,673
PIK dividend income	1,656	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	1,023	1,320
Total investment income	$16,906	$14,920
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of March 31, 2025 and 2024. As of March 31, 2025 and 2024, our weighted average annual yield on our accruing debt investments was 14.1% and 14.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.3 million and $9.9 million during the three months ended March 31, 2025 and 2024, respectively. The increase in interest income from portfolio company investments during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily attributable new debt investments made during July and December 2024.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $3.9 million and $3.7 million during the three months ended March 31, 2025 and 2024, respectively. During each of the three months ended March 31, 2025 and 2024, we received dividend income from seven and eight of our portfolio companies, respectively.
PIK dividend income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividend income was approximately $1.7 million for the three months ended March 31, 2025. No PIK dividend income was recognized for the three months ended March 31, 2024.
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
Operating Expenses
Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total return incentive fees	$388	$4,485
Base management fees	5,305	4,018
Offering expenses	540	256
Professional services	664	587
Pursuit costs	417	505
Distribution and shareholder servicing fees	491	318
Custodian and accounting fees	148	133
Insurance expense	55	50
Director fees and expenses	51	53
General and administrative expenses	138	89
Total operating expenses	8,197	10,494
Expense support	(9)	(295)
Net expenses	$8,188	$10,199

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
We recorded total return incentive fees of approximately $0.4 million and $4.5 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in total return incentive fees during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to a decrease of $6.4 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) offset by an increase of $4.0 million in net investment income, taken over a larger Average Adjusted Capital during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
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
We incurred base management fees of approximately $5.3 million and $4.0 million during the three months ended March 31, 2025 and 2024, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.2 billion and $886.7 million during the three months ended March 31, 2025 and 2024, respectively.
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
We expensed offering expenses of approximately $0.5 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. The increase is due to higher incurred offering expenses by the Manager during the three months ended March 31, 2025.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.4 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively.

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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.3 million during the three months ended March 31, 2025 and 2024.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.1 million and $0.9 million during the three months ended March 31, 2025 and 2024, respectively.
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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the three months ended March 31, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the three months ended March 31, 2025.
As of March 31, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately less than $0.1 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $11.2 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $20.2 million, offset partially by gross unrealized depreciation on seven portfolio companies of approximately $9.0 million during the three months ended March 31, 2025. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.4 million during the three months ended March 31, 2025.
During the three months ended March 31, 2024, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $17.0 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $20.2 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $3.2 million during the three months ended March 31, 2024. Two portfolio company investments have remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $0.8 million during the three months ended March 31, 2024.
Net Assets
During the three months ended March 31, 2025 and 2024, the net increase in net assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Operations	$18,567	$20,951
Distributions to shareholders	(10,372)	(8,807)
Capital transactions	15,810	42,740
Net increase in net assets	$24,005	$54,884
Operations decreased by approximately $2.4 million, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to a decrease in the net change in unrealized appreciation on investments of approximately $6.4 million offset by an increase in net investment income of approximately $4.0 million.
Distributions increased approximately $1.6 million, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $26.9 million, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in capital transactions for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to a decrease in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $22.1 million and an increase in share repurchases of approximately $4.8 million.

Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through March 31, 2025 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	1.5%	10.4%	31.9%	72.7%	10.8%	108.7%	Feb. 7, 2018 - Mar. 31, 2025
Class FA (with sales load)	(5.1)%	3.2%	23.3%	61.5%	9.8%	95.1%	Feb. 7, 2018 - Mar. 31, 2025
Class A (no sales load)	1.6%	9.7%	28.4%	66.5%	9.8%	92.4%	Apr. 10, 2018 - Mar. 31, 2025
Class A (with sales load)	(7.1)%	0.4%	17.5%	52.4%	8.4%	76.1%	Apr. 10, 2018 - Mar. 31, 2025
Class I	1.5%	9.3%	28.0%	66.5%	10.0%	93.9%	Apr. 10, 2018 - Mar. 31, 2025
Class T (no sales load)	1.3%	8.8%	25.7%	59.8%	8.9%	79.5%	May 25, 2018 - Mar. 31, 2025
Class T (with sales load)	(3.5)%	3.6%	19.8%	52.2%	8.1%	71.0%	May 25, 2018 - Mar. 31, 2025
Class D	1.5%	9.4%	27.5%	64.7%	9.3%	82.4%	June 26, 2018 - Mar. 31, 2025
Class S (no sales load)	1.5%	10.3%	32.9%	78.7%	12.0%	76.1%	Mar. 31, 2020 - Mar. 31, 2025
Class S (with sales load)	(2.0)%	6.5%	28.2%	72.4%	11.2%	69.9%	Mar. 31, 2020 - Mar. 31, 2025
FOOTNOTES:
(1)     For the period from January 1, 2025 to March 31, 2025.
(2)    For the period from April 1, 2024 to March 31, 2025.
(3)    For the period from April 1, 2022 to March 31, 2025.
(4)    For the period from April 1, 2020 to March 31, 2025.
(5)    For the period from the date the first share was issued for each respective share class through March 31, 2025. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2024 and this Quarterly Report, including the negative impacts from recent geopolitical events.
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
Hedging Activities
As of March 31, 2025, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.
Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.
Critical Accounting Policies and Use of Estimates
See our Form 10-K for the year ended December 31, 2024 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

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
We had not borrowed any money as of March 31, 2025. However, to the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of March 31, 2025, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of March 31, 2025, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $6.4 million.
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
As of March 31, 2025, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2024, risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During the quarter ended March 31, 2025, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2025 to January 31, 2025	—	$—	—	$31,418
February 1, 2025 to February 28, 2025	—	—	—	31,418
March 1, 2025 to March 31, 2025	504	$36.78	504	12,851
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended March 31, 2025, we received requests for the repurchase of approximately $18,567 of our common shares. Our board of directors approved the repurchases.

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

3.2
Eighth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2025).

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

10.1
First Amendment to the Loan and Security Agreement by and between CNL Strategic Capital B, Inc and Valley National Bank dated February 15, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2025.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)