Form 10-Q
period 2025-06-30
CNL Strategic Capital, LLC
filed 2025-08-07
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 6, 2025, the Company had 3,901,579 Class FA shares, 8,871,064 Class A shares, 2,216,656 Class T shares, 3,045,608 Class D shares, 15,630,614 Class I shares and 1,701,692 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,054,454 and $892,940, respectively)	$1,362,591	$1,140,859
Cash and cash equivalents	15,628	146,319
Receivable for shares sold	11,348	—
Prepaid expenses and other assets	409	472
Total assets	1,389,976	1,287,650
Liabilities
Line of credit	30,000	—
Due to related parties, net (Note 5)	12,472	26,386
Payable for shares repurchased	11,190	19,169
Deferred tax liabilities, net	14,857	9,844
Accounts payable and other accrued expenses	1,565	1,043
Total liabilities	70,084	56,442
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,902 and 4,017 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 9,247 and 8,549 shares issued, respectively; 8,841 and 8,238 shares outstanding, respectively	9	8
Class T Common shares, $0.001 par value, 558,620 shares authorized; 3,846 and 3,582 shares issued, respectively; 2,160 and 2,511 shares outstanding, respectively	2	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,343 and 3,275 shares issued, respectively; 3,033 and 3,072 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 17,549 and 15,936 shares issued, respectively; 15,321 and 14,154 shares outstanding, respectively	16	14
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,702 and 1,712 shares outstanding, respectively	2	2
Capital in excess of par value	1,076,656	1,031,526
Distributable earnings	243,200	199,648
Total Members’ Equity	$1,319,892	$1,231,208

Net asset value per share:
Class FA	$41.09	$39.55
Class A	$36.86	$35.68
Class T	$36.79	$35.72
Class D	$36.58	$35.42
Class I	$37.35	$36.12
Class S	$41.68	$40.09
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
From portfolio company investments:
Interest income	$10,475	$9,961	$20,771	$19,888
Payment-in-kind (“PIK”) interest income	364	—	364	—
Dividend income	5,009	5,368	8,940	9,041
PIK dividend income	1,532	—	3,188	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	837	1,826	1,860	3,146
Total investment income	18,217	17,155	35,123	32,075
Operating expenses
Total return incentive fees	13,079	5,273	13,467	9,758
Base management fees	5,765	4,208	11,070	8,226
Offering expenses	610	285	1,150	541
Professional services	824	997	1,488	1,584
Pursuit costs	274	497	691	1,002
Distribution and shareholder servicing fees	497	319	988	637
Custodian and accounting fees	148	134	296	267
Insurance expense	55	53	110	103
Director fees and expenses	52	54	103	107
General and administrative expenses	102	72	183	132
Interest expense	99	60	156	89
Total operating expenses	21,505	11,952	29,702	22,446
Expense support	(3,883)	(58)	(3,892)	(353)
Net operating expenses	17,622	11,894	25,810	22,093
Net investment income before taxes	595	5,261	9,313	9,982
Income tax (expense) benefit	(30)	5	(47)	5
Net investment income	565	5,266	9,266	9,987
Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	48,979	19,468	60,218	36,469
Provision for deferred taxes on investments	(3,640)	(496)	(5,013)	(1,267)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	45,339	18,972	55,205	35,202
Net gain on investments	45,339	18,972	55,205	35,202
Net increase in net assets resulting from operations	$45,904	$24,238	$64,471	$45,189
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations per share
Class FA	$1.56	$0.94	$2.17	$1.79
Class A	$1.27	$0.80	$1.81	$1.45
Class T	$1.07	$0.69	$1.57	$1.30
Class D	$1.21	$0.77	$1.72	$1.40
Class I	$1.34	$0.77	$1.86	$1.46
Class S	$1.61	$0.92	$2.22	$1.79

Weighted average shares
Class FA	3,921	4,106	3,968	4,142
Class A	8,473	6,082	8,381	5,742
Class T	2,453	2,559	2,479	2,604
Class D	3,034	2,798	3,059	2,732
Class I	14,973	12,999	14,689	12,686
Class S	1,707	1,746	1,709	1,747
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2025	34,154	$35	$1,047,335	$207,843	$1,255,213
Net investment income	—	—	—	565	565
Net change in unrealized appreciation on investments	—	—	—	45,339	45,339
Distributions to shareholders	—	—	—	(10,547)	(10,547)
Issuance of common shares through the Public Offerings	961	1	35,176	—	35,177
Issuance of common shares through distribution reinvestment plan	146	—	5,335	—	5,335
Repurchase of common shares pursuant to share repurchase program	(302)	—	(11,190)	—	(11,190)
Balance as of June 30, 2025	34,959	$36	$1,076,656	$243,200	$1,319,892

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208
Net investment income	—	—	—	9,266	9,266
Net change in unrealized appreciation on investments	—	—	—	55,205	55,205
Distributions to shareholders	—	—	—	(20,919)	(20,919)
Issuance of common shares through the Public Offerings	1,771	3	64,376	—	64,379
Issuance of common shares through distribution reinvestment plan	290	—	10,510	—	10,510
Repurchase of common shares pursuant to share repurchase program	(806)	(1)	(29,756)	—	(29,757)
Balance as of June 30, 2025	34,959	$36	$1,076,656	$243,200	$1,319,892

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net increase in net assets resulting from operations	$64,471	$45,189
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(158,946)	(93,283)
Proceeds from return of capital on portfolio company investments	984	592
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(60,218)	(36,469)
PIK interest	(364)	—
PIK dividends	(3,188)	—
Decrease in due to related parties	(13,914)	(4,662)
Increase (decrease) in accounts payable and other accrued expenses	522	(418)
Increase in deferred tax liabilities, net	5,013	1,267
Increase (decrease) in prepaid expenses and other assets	150	(143)
Other operating activities	47	61
Net cash used in operating activities	(165,443)	(87,866)
Financing Activities:
Proceeds from issuance of common shares	53,031	109,359
Payment on repurchases of common shares	(37,736)	(22,004)
Proceeds from line of credit	30,000	—
Distributions paid, net of distributions reinvested	(10,409)	(9,621)
Deferred financing costs	(134)	(163)
Net cash provided by financing activities	34,752	77,571
Net decrease in cash and cash equivalents	(130,691)	(10,295)
Cash and cash equivalents, beginning of period	146,319	134,453
Cash and cash equivalents, end of period	$15,628	$124,158
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$10,510	$8,400
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$187	$126
Payable for shares repurchased	$11,190	$12,776

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2025
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 6.9%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
IFPG TopCo, LLC	Franchise Consulting Services	15.0%	6/23/2032	23,000	23,000	23,000
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					89,990	89,990
Senior Secured Note –11.2%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC(5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,813	24,501	24,501
Total Senior Secured Note					148,452	148,452
Senior Secured Notes – Second Lien – 5.8%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					76,718	76,718
Senior Secured PIK Notes - 1.4%
LOCI Topco Limited(6)(7)	Legal Services	12.0% PIK(9)	5/17/2039	8,959	$9,141	$9,427
LOCI Topco Limited(6)(8)	Legal Services	12.0% PIK(9)	5/17/2039	8,959	9,141	9,428
Total Senior Secured PIK Notes					18,282	18,855
Total Senior Secured Notes					$333,442	$334,015
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2025 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.9%
LOCI Topco Limited(6)	Legal Services	8.5% PIK(9)		46,597,751	$65,098	$70,073
LOCI Topco Limited(6)	Legal Services	12.0% PIK(9)		5,905,775	8,014	8,265
Total Preferred Equity					73,112	78,338
Common Equity – 72.0%
ATA Holding Company, LLC(10)	Real Estate Services			37,985	$37,125	$36,176
Auriemma U.S. Roundtables(10)	Information Services and Advisory Solutions			33,094	33,476	66,938
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	9,427	40,437
Clarion Safety Systems, LLC(10)	Visual Safety Solutions			68,891	70,316	96,373
Douglas Machines Corp.(10)	Sanitation Products			35,500	35,500	35,537
Healthcare Safety Holdings, LLC(10)	Healthcare Supplies			17,320	17,320	44,928
IFPG TopCo, LLC10)	Franchise Consulting Services			90,500	90,500	90,500
LOCI Topco Limited(6)	Legal Services			104,624	134	5,755
Lawn Doctor, Inc.(10)	Commercial and Professional Services			7,746	27,610	96,489
Madison Retirement Holdings TopCo, LLC(10)	Retirement Plan Services			61,500	61,500	69,695
Milton Industries Inc.	Engineered Products			7,395	8,903	21,455
Polyform Products, Co.(10)	Hobby Goods and Supplies			10,820	15,599	12,822
Resolution Economics, LLC	Legal Services			7,666	7,645	20,324
Sill Holdings, LLC(10)	Insurance Services			82,754	90,549	136,989
Tacmed Holdings, LLC(10)	Healthcare Supplies			77,000	76,744	93,797
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	11,737
Vektek Holdings, LLC(10)	Engineered Products			56,928	56,928	70,286
Total Common Equity					647,900	950,238
Total Equity					$721,012	$1,028,576
TOTAL INVESTMENTS – 103.2%					$1,054,454	$1,362,591
OTHER ASSETS IN EXCESS OF LIABILITIES – (3.2)%						(42,699)
NET ASSETS – 100.0%						$1,319,892
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of June 30, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2025 was 4.32%.
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
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 7.8% of net assets based on fair value as of June 30, 2025.
See notes to condensed consolidated financial statements.

(7)    Represents Tranche A2 PIK Notes, which rank third after the Tranche A1 PIK Notes issued by LOCI Midco 1 Limited (subsidiary of LOCI TopCo Limited).
(8)    Represents Tranche B2 PIK Notes, which rank fourth after the Tranche A1 PIK Notes issued by LOCI Midco I Limited (subsidiary of LOCI TopCo Limited).
(9)    PIK interest and dividend income is computed at the contractual rate in each applicable agreement and is accrued and recorded as interest income and dividend income, respectively, and capitalized to the principal balance.
(10)    As of June 30, 2025, the Company owned a controlling interest in this portfolio company.
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). On November 1, 2024, the Company commenced a second follow-on public offering of up to $1.1 billion of shares (the “Second Follow-On Public Offering,” and together with the Initial Public Offering and the Follow-On Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through its distribution reinvestment plan, and terminated the Follow-On Public Offering.
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
PIK Interest Income - PIK interest income is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as interest income and capitalized to the principal balance of the respective PIK Note. Such income is accrued only to the extent that the Company believes that the PIK interest income is probable of being collected. PIK interest capitalized to the principal balance is generally collected upon maturity of the respective PIK Note.
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
The following table reflects class-specific expenses by share class during the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$273	$1,600	$424	$545	$2,783	$140
Total return incentive fees	669	3,668	924	1,263	6,270	285
Offering expenses	—	39	88	16	467	—
Expense support	(73)	(675)	(107)	(216)	(2,672)	(140)
Other class-specific expenses (1)	8	42	220	143	222	5

	Six Months Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$541	$3,069	$834	$1,068	$5,285	$273
Total return incentive fees	939	3,668	924	1,263	6,270	403
Offering expenses	—	97	145	32	876	—
Expense support	(73)	(675)	(107)	(216)	(2,672)	(149)
Other class-specific expenses (1)	16	82	442	288	435	11

	Quarter Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$254	$965	$385	$430	$2,049	$125
Total return incentive fees	424	1,209	444	456	2,566	174
Offering expenses	—	113	14	34	124	—
Expense support	—	—	—	—	(79)	21
Other class-specific expenses (1)	9	35	221	124	53	6

	Six Months Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$519	$1,815	$790	$844	$4,006	$252
Total return incentive fees	818	2,167	839	895	4,696	343
Offering expenses	—	212	30	51	248	—
Expense support	—	—	—	—	(336)	(17)
Other class-specific expenses (1)	18	69	448	241	106	12
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
During the quarter and six months ended June 30, 2025 and 2024, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021 and forward remain subject to examination by taxing authorities.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of operations for the quarter and six months ended June 30, 2024 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.

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
In April 2025, the Company made an additional investment in LOCI Topco Limited (“LBR”) of approximately $25.8 million to partially finance the merger of LBR and ALM Global LLC (“ALM”). ALM was founded in 1979 and is headquartered in New York, New York. Through its leading Law.com platform, ALM offers a global legal newsroom for professionals utilizing proprietary data intelligence, expert analysis and industry insights serving both the practice and business of law. ALM, in combination with LBR, creates a newly formed group uniquely positioned to serve clients globally by combining ALM’s deep U.S. market penetration with LBR’s strong U.K. and global presence.
In June 2025, the Company acquired an approximately 91% indirect equity ownership interest in International Franchise Professionals Group (“IFPG”). Our total investment of approximately $113.5 million in IFPG is comprised of an indirect common equity investment of $90.5 million and a concurrent debt investment of $23.0 million. IFPG is a membership-based organization serving more than 1,300 franchise professionals. As one of the largest member networks and marketplaces dedicated to the franchise industry, IFPG’s customer community is made up of franchisors, franchise consultants and vendors who help potential candidates through the process of identifying and investing in a franchise business.
In June 2025, the Company made an additional equity investment in Milton Industries Inc (“Milton”) of approximately $2.3 million.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The Company’s investment portfolio is summarized as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$89,990	$89,990	6.6%	6.9%
Secured	148,452	148,452	10.9	11.2
Second lien	76,718	76,718	5.6	5.8
PIK notes	18,282	18,855	1.4	1.4
Total senior secured debt	333,442	334,015	24.5	25.3
Equity
Preferred	73,112	78,338	5.8	5.9
Common	647,900	950,238	69.7	72.0
Total equity	721,012	1,028,576	75.5	77.9
Total investments	$1,054,454	$1,362,591	100.0%	103.2%

	As of December 31, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.9%	5.4%
Secured	148,576	148,576	13.0	12.1
Second lien	76,718	76,718	6.7	6.2
Total senior secured debt	292,284	292,284	25.6	23.7
Equity
Preferred	62,070	61,155	5.4	5.0
Common	538,586	787,420	69.0	64.0
Total equity	600,656	848,575	74.4	69.0
Total investments	$892,940	$1,140,859	100.0%	92.7%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for PIK interest and dividends.
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 14.0% and have weighted average remaining years to maturity of 4.4 years as of June 30, 2025. The note purchase agreements contain customary covenants and events of default. As of June 30, 2025, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of June 30, 2025 and December 31, 2024, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of June 30, 2025 and December 31, 2024 were as follows:

Industry	June 30, 2025	December 31, 2024
Healthcare Supplies	14.1%	17.0%
Commercial and Professional Services	11.3	13.0
Insurance Services(1)	11.2	—
Engineered Products	10.6	12.4
Retirement Plan Services	9.4	10.1
Legal Services(2)	9.3	—
Visual Safety Solutions	8.7	7.9
Franchise Consulting Services	8.3	—
Information Services and Advisory Solutions	5.9	12.2
Real Estate Services	5.4	6.3
Sanitation Products	3.7	4.7
Hobby Goods and Supplies	2.1	2.5
Business Services	—	13.9
Total	100.0%	100.0%
FOOTNOTE:
(1)Included in Business Services industry as of December 31, 2024. The Company disaggregated this category as of June 30, 2025.
(2)Included in Business Services and Information Services and Advisory Solutions industries as of December 31, 2024. The Company disaggregated these categories as of June 30, 2025.
Summarized Portfolio Company Financial Information
The Company had two significant portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2025 and 2024. The following tables present unaudited summarized operating data for the quarter and six months ended June 30, 2025 and 2024, and summarized balance sheet data as of June 30, 2025 (unaudited) and December 31, 2024 for these portfolio companies (in thousands):
Clarion

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$8,764	$4,164	$15,278	$8,557
Expenses	(7,122)	(3,463)	(13,489)	(7,106)
Income before taxes	1,642	701	1,789	1,451
Income tax expense	(450)	(197)	(491)	(405)
Net income	$1,192	$504	$1,298	$1,046

	As of June 30, 2025	As of December 31, 2024
Current assets	$13,057	$7,124
Non-current assets	83,546	74,214
Current liabilities	2,283	2,551
Non-current liabilities	22,921	22,680
Stockholders’ equity	71,399	56,107
Ownership percentage(1)	95%	96%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
Sill

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,663	$4,572	$21,845	$8,245
Expenses	(9,365)	(5,446)	(17,649)	(9,669)
Income (loss) before taxes	1,298	(874)	4,196	(1,424)
Income tax (expense) benefit	(78)	(253)	(702)	680
Net income (loss)	$1,220	$(1,127)	$3,494	$(744)

	As of June 30, 2025	As of December 31, 2024
Current assets	$14,846	$12,039
Non-current assets	106,603	107,938
Current liabilities	4,449	5,585
Non-current liabilities	19,359	18,908
Stockholders’ equity	97,641	95,484
Ownership percentage(1)	93%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025				As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$334,015	$334,015	$—	$—	$292,284	$292,284
Equity	—	—	1,028,576	1,028,576	—	—	848,575	848,575
Total Investments	$—	$—	$1,362,591	$1,362,591	$—	$—	$1,140,859	$1,140,859
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

As of June 30, 2025
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$311,015	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 16.0% (13.5%) 5.9x – 20.0x (12.4x)	Decrease Increase
	23,000	Transaction Precedent	Transaction Price	N/A	N/A
Equity	938,076	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 16.0% (13.5%) 5.9x – 20.0x (12.4x)	Decrease Increase
	90,500	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,362,591

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2025	$292,284	$848,575	$1,140,859
Additions	40,918	118,153	159,071
Principal repayment	(125)	—	(125)
PIK interest and dividends	364	3,188	3,552
Return of capital(1)	—	(984)	(984)
Net change in unrealized appreciation, including unrealized foreign currency gain	574	59,644	60,218
Fair value balance as of June 30, 2025	$334,015	$1,028,576	$1,362,591
Change in net unrealized appreciation on investments held as of June 30, 2025	$574	$59,644	$60,218

	Six Months Ended June 30, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	1,376	92,032	93,408
Principal repayment	(125)	—	(125)
Return of capital(1)	—	(592)	(592)
Net change in unrealized appreciation	—	36,469	36,469
Fair value balance as of June 30, 2024	$277,409	$728,594	$1,006,003
Change in net unrealized appreciation on investments held as of June 30, 2024	$—	$36,469	$36,469
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.6 million and $0.3 million during the quarter ended June 30, 2025 and 2024, respectively, and approximately $1.2 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $5.8 million and $4.2 million for the quarter ended June 30, 2025 and 2024, respectively, and approximately $11.1 million and $8.2 million during the six months ended June 30, 2025 and 2024, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $13.1 million and $5.3 million for the quarter ended June 30, 2025 and 2024, respectively, and approximately $13.5 million and $9.8 million during the six months ended June 30, 2025 and 2024, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The total return incentive fee is based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company will accrue (but not pay) the total return incentive fee on a monthly basis, to the extent that it is earned on an annualized basis. The Company will perform a final reconciliation of the total return incentive fee calculation at the completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below.
For purposes of this calculation, “Total Return to Shareholders” for each annualized period is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of each calendar month end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” mean the Total Return to Shareholders specifically attributable to each particular share class of Non-founder shares or Founder shares, as applicable.
The total return incentive fee for each share class is calculated as follows:
•No total return incentive fee will be payable in any calendar year in which the annualized Total Return to Shareholders of a particular share class does not exceed 7% (the “Annual Preferred Return”).
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
•For any annualized period in which the Total Return to Shareholders of a particular share class exceeds the relevant breakpoint, the total return incentive fee of a particular share class shall equal, for Non-founder shares, 20% of the Total Return to Non-founder Shareholders of a particular class, and for Founder shares, 10% of the Total Return to Founder Shareholders of a particular class, in each case because the annual preferred and relevant catch ups will have been achieved.
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
For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable period. The annual preferred return of 7% and the relevant breakpoints of 8.75% and 7.777%, respectively, are also adjusted for the actual number of days in each calendar year, measured as of each calendar month end.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received through June 30, 2025, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of June 30, 2025, approximately less than $0.1 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of June 30, 2025 and 2024. These individuals and entities received distributions from the Company of approximately $0.1 million for each of the quarter ended June 30, 2025 and 2024, and approximately $0.2 million during each of the six months ended June 30, 2025 and 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
Related party fees and expenses incurred for the quarter and six months ended June 30, 2025 and 2024 are summarized below (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2025	2024	2025	2024
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$155	$534	$285	$1,042
	Dealer manager fees(1)	90	75	162	159
	Distribution and shareholder servicing fees(2)	334	319	671	637
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	610	285	1,150	541
	Base management fees(3)	5,765	4,208	11,070	8,226
	Total return incentive fees(3)	13,079	5,273	13,467	9,758
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	(3,883)	(58)	(3,892)	(353)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	48	219	89	247
	Shareholder servicing fees(2)	163	—	317	—
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	274	497	691	1,002
FOOTNOTES:
(1)Included in “Issuance of common shares through the Public Offerings” in the Company’s condensed consolidated statements of changes in net assets.
(2)Included in “Distribution and shareholder servicing fees” in the Company’s condensed consolidated statements of operations.
(3)Expenses subject to Expense Support, if applicable.
(4)Offering expense reimbursements are capitalized on the Company’s condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s condensed consolidated statements of operations over the lesser of the offering period or 12 months.
(5)Included in “Professional services” in the Company’s condensed consolidated statements of operations.
(6)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due to related parties net as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Due from related parties:
Expense Support	$3,892	$20
Total due from related parties	3,892	20
Due to related parties:
Total return incentive fees	$(13,467)	$(24,119)
Base management fees	(1,990)	(1,758)
Offering expenses	(187)	(138)
Distribution and shareholder servicing fees	(109)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(611)	(276)
Total due to related parties	$(16,364)	$(26,406)
Due to related parties, net	$(12,472)	$(26,386)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the six months ended June 30, 2025 and 2024 (six record dates). The following table reflects the total distributions declared during the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Six Months Ended June 30,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
Second Quarter	10,547	5,335	5,212	9,214	4,344	4,870
	$20,919	$10,510	$10,409	$18,021	$8,400	$9,621
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 - June 30, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 - June 30, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$9,266	44.3%	$9,987	55.4%
Distributions in excess of net investment income(2)	11,653	55.7	8,034	44.6
Total distributions declared	$20,919	100.0%	$18,021	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support of $3,892 and $353 for the six months ended June 30, 2025 and 2024, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In June 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on July 25, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2025, the public offering price was $39.92 per Class A share, $38.30 per Class T share, $36.25 per Class D share and $37.01 per Class I share.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Six Months Ended June 30, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	14	$538	$(42)	$496	101	$3,647	115	$4,143	$35.96
Class T	242	9,139	(405)	8,734	23	817	265	9,551	36.10
Class D	40	1,415	—	1,415	29	1,027	69	2,442	35.67
Class I	1,475	53,734	—	53,734	138	5,019	1,613	58,753	36.42
	1,771	$64,826	$(447)	$64,379	291	$10,510	2,062	$74,889	$36.33

	Six Months Ended June 30, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1,238	$42,696	$(926)	$41,770	72	$2,427	1,310	$44,197	$33.77
Class T	169	6,007	(275)	5,732	26	889	195	6,621	33.82
Class D	305	10,227	—	10,227	27	910	332	11,137	33.56
Class I	1,466	50,219	—	50,219	122	4,174	1,588	54,393	34.25
	3,178	$109,149	$(1,201)	$107,948	247	$8,400	3,425	$116,348	$33.98
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
During the six months ended June 30, 2025 and 2024, the Company received requests for the repurchase of approximately $29.8 million and $26.6 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
The following table summarizes the shares repurchased during the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	115	$4,610	$39.92
Class A	94	3,430	36.21
Class T	33	1,185	36.29
Class D	108	3,817	35.68
Class I	446	16,293	36.54
Class S	10	422	40.80
Six Months Ended June 30, 2025	806	$29,757	$36.92

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	109	$4,059	$36.99
Class A	76	2,536	33.80
Class T	113	3,814	33.76
Class D	49	1,633	33.59
Class I	400	13,737	34.32
Class S	20	777	37.89
Six Months Ended June 30, 2024	767	$26,556	$34.62
As of June 30, 2025 and December 31, 2024, the Company had a payable for shares repurchased of approximately $11.2 million and $19.2 million, respectively, which were paid in July and January 2025, respectively.
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
During the six months ended June 30, 2025, approximately 583,000 Class T shares were converted to approximately 582,000 Class A shares at an average conversion rate of 1.00. During the six months ended June 30, 2024, approximately 160,000 Class T shares were converted to approximately 161,000 Class A shares at an average conversion rate of 1.00.

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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
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

The amount outstanding under the 2024 Line of Credit as of June 30, 2025 and December 31, 2024 was $30.0 million and $0.0 million, respectively. The 2024 Loan Agreement contains certain nonfinancial and financial covenants, including a minimum net asset ratio. As of each of June 30, 2025 and December 31, 2024, the Company was in compliance with all such covenants.
9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current tax expense (benefit)	$30	$(5)	$47	$(5)
Deferred tax expense	3,640	496	5,013	1,267
Total income tax expense	$3,670	$491	$5,060	$1,262
The effective tax rate for the six months ended June 30, 2025 and 2024 was 7.3% and 2.7%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets:
Carryforwards of net operating loss	$3,764	$1,818
Other	65	45
Valuation allowance	(224)	(383)
Total deferred tax assets	3,605	1,480
Deferred tax liabilities:
Unrealized appreciation on investments	(18,462)	(11,324)
Total deferred tax liabilities	(18,462)	(11,324)
Deferred tax liabilities, net	$(14,857)	$(9,844)

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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2025, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Six Months Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income, before Expense Support (reimbursement)(1)	0.55	0.13	(0.04)	0.07	0.08	0.53
Expense Support (reimbursement)(1)(2)	0.02	0.08	0.04	0.07	0.18	0.09
Net investment income(1)	0.57	0.21	—	0.14	0.26	0.62
Net realized and unrealized gains, net of taxes(1)(3)	1.60	1.60	1.57	1.58	1.60	1.60
Net increase resulting from investment operations	2.17	1.81	1.57	1.72	1.86	2.22
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$41.09	$36.86	$36.79	$36.58	$37.35	$41.68

Net assets, end of period	$160,316	$325,894	$79,470	$110,965	$572,321	$70,926
Average net assets(5)	$158,089	$285,338	$88,628	$106,764	$520,384	$68,824
Shares outstanding, end of period	3,902	8,841	2,160	3,033	15,321	1,702
Distributions declared	$2,481	$5,234	$1,240	$1,720	$9,175	$1,069
Total investment return based on net asset value before total return incentive fee(6)	6.18%	6.30%	5.65%	6.10%	6.34%	6.18%
Total investment return based on net asset value after total return incentive fee(6)	5.43%	5.12%	4.44%	4.91%	5.19%	5.58%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.55%	1.37%	1.82%	1.53%	1.49%	0.61%
Total operating expenses	1.10%	2.42%	2.74%	2.51%	2.19%	0.98%
Net investment income before total return incentive fee(8)	2.03%	1.90%	1.04%	1.57%	1.93%	2.13%
Net investment income	1.43%	0.61%	—%	0.39%	0.73%	1.54%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025

	Six Months Ended June 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income before Expense Support (reimbursement)(1)	0.63	0.27	0.14	0.24	0.27	0.61
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.02	0.01
Net investment income(1)	0.63	0.27	0.14	0.24	0.29	0.62
Net realized and unrealized gains, net of taxes(1)(3)	1.16	1.18	1.16	1.16	1.17	1.17
Net increase resulting from investment operations	1.79	1.45	1.30	1.40	1.46	1.79
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$37.83	$34.39	$34.44	$34.15	$34.89	$38.41

Net assets, end of period	$153,969	$225,141	$87,854	$99,566	$463,428	$66,351
Average net assets(5)	$153,211	$193,949	$88,113	$91,561	$434,739	$65,669
Shares outstanding, end of period	4,070	6,546	2,551	2,915	13,283	1,728
Distributions declared	$2,590	$3,581	$1,302	$1,535	$7,921	$1,092
Total investment return based on net asset value before total return incentive fee(6)	5.45%	5.35%	4.89%	5.19%	5.37%	5.38%
Total investment return based on net asset value after total return incentive fee(6)	4.79%	4.35%	3.90%	4.25%	4.32%	4.84%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.62%	1.39%	1.73%	1.55%	1.30%	0.67%
Total operating expenses before Expense Support (reimbursement)	1.15%	2.51%	2.69%	2.52%	2.38%	1.19%
Total operating expenses after Expense Support (reimbursement)	1.15%	2.51%	2.69%	2.52%	2.30%	1.16%
Net investment income before total return incentive fee(8)	2.23%	1.92%	1.38%	1.70%	1.93%	2.18%
Net investment income	1.70%	0.80%	0.43%	0.72%	0.85%	1.66%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2025, approximately 8% of total return incentive fees for Class FA, 18% of total return incentive fees for Class A, 11% of total return incentive fees for Class T, 17% of total return incentive fees for Class D, 43% of total return incentive fees for Class I and 37% of total return incentive fees for Class S, respectively, were covered by Expense Support. For the six months ended June 30, 2024, approximately 7% and 5% of total return incentive fees for Class I and Class S, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T or Class D were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2025
13. Subsequent Events
Distributions
In July 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 26, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2025, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of July 31, 2025. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2025:
Offering Price, Per Share	$40.28	$38.62	$36.58	$37.35
Selling Commissions, Per Share	2.42	1.16	—	—
Dealer Manager Fees, Per Share	1.00	0.67	—	—
Capital Transactions
During the period July 1, 2025 through August 6, 2025, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1	$15	$(1)	$14	17	$633	18	$647	$36.86
Class T	65	2,503	(118)	2,385	3	126	68	2,511	36.79
Class D	7	275	—	275	5	172	12	447	36.58
Class I	285	10,650	—	10,650	24	883	309	11,533	37.35
	358	$13,443	$(119)	$13,324	49	$1,814	407	$15,138	$37.21
Borrowings

In July 2025 and August 2025, the Company repaid $11.3 million and $18.7 million, respectively, of the amount outstanding under the 2024 Line of Credit. As of August 6, 2025, there was no amount outstanding under the 2024 Line of Credit.

Investments

On August 1, 2025, we, through our wholly-owned subsidiary, DM Strategic Capital EquityCo, LLC, sold it’s approximately 90% indirect equity ownership interest in the capital stock of Douglas Machines Corp. ("Douglas") to an unaffiliated third-party buyer for aggregate consideration of approximately $37.6 million, subject to certain customary escrow related hold-backs and post-closing adjustments. In connection with this sale, our debt investment of approximately $15.0 million in Douglas in the form of senior secured notes was repaid in full and extinguished.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the quarter and six months ended June 30, 2025 and 2024. Amounts as of December 31, 2024 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 17 middle market businesses primarily in the United States. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of June 30, 2025, we had twelve investments structured as controlling equity interests in combination with debt positions and five investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of June 30, 2025.
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
Through June 30, 2025, we had received net proceeds from the Public Offerings of approximately $1.0 billion, including approximately $56.9 million received through our distribution reinvestment plan. As of June 30, 2025, the public offering price was $39.92 per Class A share, $38.30 per Class T share, $36.25 per Class D share and $37.01 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through June 30, 2025, we had incurred selling commissions and dealer manager fees of approximately $14.6 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through June 30, 2025, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $12.8 million based on actual amounts raised through the Public Offerings through June 30, 2025. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In July 2025, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of July 31, 2025. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2025:
Public Offering Price, Per Share	$40.28	$38.62	$36.58	$37.35
Selling Commissions, Per Share	2.42	1.16	—	—
Dealer Manager Fees, Per Share	1.00	0.67	—	—

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.2 billion, including approximately $56.9 million received through our distribution reinvestment plan as of June 30, 2025.

Portfolio and Investment Activity
As of June 30, 2025, we had invested in 17 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of June 30, 2025
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2026	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	9.0	Second Lien	15.0	12/19/2030	3.4	12.4
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	16	9.5	Second Lien	15.0	12/28/2029	2.6	12.1
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Douglas	10/7/2021	90	35.5	Second Lien	16.0	10/7/2028	15.0	50.5
Clarion	12/9/2021	95	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.5	24.5
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	93	90.6	Secured	14.0	10/20/2030	15.9	106.5
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	8	73.3	PIK Note	12.0% PIK	5/17/2039	18.2	91.5
MAP	7/18/2024	60	61.5	First Lien	15.0	7/18/2031	15.0	76.5
IFPG	6/23/2025	91	90.5	First Lien	15.0	6/23/2032	23.0	113.5
			$721.1				$333.4	$1,054.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2025, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2025.
(3)    As of June 30, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2025 was 4.32%.
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

Lawn Doctor
As of June 30, 2025 and December 31, 2024, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $101.0 million and $98.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$13,884	$13,433	$25,807	$23,225

Net income (GAAP)	$1,313	$1,299	$2,003	$1,515
Interest and debt related expenses	1,417	1,473	2,804	2,948
Depreciation and amortization	656	633	1,306	1,272
Income tax expense	426	477	778	646
Adjusted EBITDA (non-GAAP)	$3,812	$3,882	$6,891	$6,381

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,308	$2,350	$4,204	$3,863
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 61% of Lawn Doctor.

Polyform
As of June 30, 2025 and December 31, 2024, Polyform Products, Co. (“Polyform”) had total assets of approximately $30.7 million and $31.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of Polyform for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$4,861	$4,823	$9,661	$8,544

Net (loss) income (GAAP)	$(162)	$3	$(258)	$(440)
Interest and debt related expenses	728	723	1,448	1,446
Depreciation and amortization	468	464	936	929
Income tax (benefit) expense	(64)	1	(101)	(174)
Adjusted EBITDA (non-GAAP)	$970	$1,191	$2,025	$1,761

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$845	$1,038	$1,764	$1,534
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 87% of Polyform.

Roundtables
As of June 30, 2025 and December 31, 2024, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $65.2 million and $59.5 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$4,872	$4,328	$9,609	$8,639

Net income (GAAP)	$494	$145	$622	$2
Interest and debt related expenses	560	616	1,196	1,267
Depreciation and amortization	519	561	1,039	1,083
Income tax expense	139	45	188	1
Adjusted EBITDA (non-GAAP)	$1,712	$1,367	$3,045	$2,353

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,383	$1,104	$2,459	$1,900
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 81% of Roundtables.

HSH
As of June 30, 2025 and December 31, 2024, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $40.0 million and $42.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$8,679	$8,767	$17,812	$17,098

Net income (GAAP)	$439	$583	$885	$1,180
Interest and debt related expenses	936	926	1,863	1,837
Depreciation and amortization	714	747	1,427	1,494
Income tax expense	142	205	287	415
Adjusted EBITDA (non-GAAP)	$2,231	$2,461	$4,462	$4,926

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,662	$1,834	$3,325	$3,670
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 75% of HSH.

ATA
As of June 30, 2025 and December 31, 2024, ATA Holding Company, LLC (“ATA”) had total assets of approximately $85.9 million and $86.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$15,272	$14,627	$25,958	$24,824

Net income (loss) (GAAP)	$1,057	$743	$(1,451)	$(1,646)
Interest and debt related expenses	1,484	1,475	2,928	2,935
Depreciation and amortization	1,051	1,084	2,102	2,185
Adjusted EBITDA (non-GAAP)	$3,592	$3,302	$3,579	$3,474

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,694	$2,477	$2,684	$2,606
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 75% of ATA.

Douglas
As of June 30, 2025 and December 31, 2024, Douglas had total assets of approximately $56.2 million and $55.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Douglas for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$8,754	$7,305	$16,841	$13,857

Net income (GAAP)	$562	$18	$692	$208
Interest and debt related expenses	593	638	1,203	1,288
Depreciation and amortization	370	355	740	708
Income tax expense (benefit)	54	(193)	67	(179)
Adjusted EBITDA (non-GAAP)	$1,579	$818	$2,702	$2,025

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,425	$738	$2,438	$1,827
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 90% of Douglas.

Clarion
As of June 30, 2025 and December 31, 2024, Clarion had total assets of approximately $96.6 million and $81.3 million, respectively. In February 2025, we made an additional equity investment in Clarion of approximately $13.5 million for Clarion’s acquisition of McLoone Metal Graphics. Founded in 1954 and headquartered in La Crosse, WI, McLoone manufactures metal nameplates and ID plates and flexible labels utilized by Original Equipment Manufacturers and other suppliers in a variety of end markets. McLoone’s products complement Clarion’s products and services for its customers’ industrial safety needs.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$8,764	$4,164	$15,278	$8,557

Net income (GAAP)	$1,192	$504	$1,298	$1,046
Interest and debt related expenses	811	836	1,619	1,677
Depreciation and amortization	433	257	730	513
Income tax expense	450	197	491	405
Adjusted EBITDA (non-GAAP)	$2,886	$1,794	$4,138	$3,641

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,722	$1,727	$3,931	$3,506

FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 95% and 96%, respectively, of Clarion.

Vektek
As of June 30, 2025 and December 31, 2024, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $108.9 million and $110.1 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$8,887	$8,747	$17,519	$17,819

Net income (GAAP)	$406	$95	$713	$371
Interest and debt related expenses	1,497	1,562	2,985	3,119
Depreciation and amortization	912	908	1,823	1,830
Income tax expense	16	28	45	28
Adjusted EBITDA (non-GAAP)	$2,831	$2,593	$5,566	$5,348

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,370	$2,171	$4,660	$4,477
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 84% of Vektek.

TacMed
As of June 30, 2025 and December 31, 2024, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $106.4 million and $111.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$11,134	$9,469	$20,642	$17,897

Net loss (GAAP)	$(374)	$(1,458)	$(1,300)	$(3,565)
Interest and debt related expenses	1,178	1,173	2,344	2,346
Depreciation and amortization	1,298	1,530	2,655	2,790
Income tax benefit	(47)	(425)	(369)	(653)
Transaction related expenses(1)	—	15	—	26
Adjusted EBITDA (non-GAAP)	$2,055	$835	$3,330	$944

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$1,958	$797	$3,176	$901
FOOTNOTES:
(1)Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 95% of TacMed.

Sill
As of June 30, 2025 and December 31, 2024, Sill Holdings, LLC (“Sill”) had total assets of approximately $121.4 million and $120.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Sill for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$10,663	$4,572	$21,845	$8,245

Net income (loss) (GAAP)	$1,220	$(1,127)	$3,494	$(744)
Interest and debt related expenses	566	569	1,171	1,138
Depreciation and amortization	866	551	1,750	1,101
Income tax expense (benefit)	78	253	702	(680)
Adjusted EBITDA (non-GAAP)	$2,730	$246	$7,117	$815

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,547	$230	$6,639	$763
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025 and 2024, we owned approximately 93% and 94%, respectively, of Sill.

MAP
As of June 30, 2025 and December 31, 2024, MAP had total assets of approximately $124.0 million and $122.7 million, respectively. We made our initial investment in MAP in July 2024. In January 2025, we made an additional equity investment in MAP of $4.0 million to purchase the equity interests of a minority shareholder of the portfolio company. In January 2025, MAP acquired Retirement Service Group, a third-party administrator for retirement plans headquartered in Orange, CA.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of MAP for the quarter and six months ended June 30, 2025 (in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenues	$10,538	$18,923

Net loss (GAAP)	$(612)	$(4,168)
Interest and debt related expenses	682	1,341
Depreciation and amortization	1,875	4,194
Income tax expense	—	1
Adjusted EBITDA (non-GAAP)	$1,945	$1,368

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,159	$815
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2025, we owned approximately 60% of MAP.
IFPG
We acquired approximately 91% indirect equity ownership interest in IFPG in June 2025. IFPG is a membership-based organization serving more than 1,500 franchise professionals. As one of the largest member networks and marketplaces dedicated to the franchise industry, IFPG’s customer community is made up of franchisors, franchise consultants and vendors who help potential candidates through the process of identifying and investing in a franchise business. Due to the timing of acquisition, Adjusted EBITDA will not be disclosed for the quarter and six months ended June 30, 2025.
Other Portfolio Companies
As of June 30, 2025, we held minority equity and debt positions in five portfolio companies.
In April 2025, we made an additional investment in LBR of approximately $25.8 million to partially finance the merger of LBR and ALM. ALM was founded in 1979 and is headquartered in New York, New York. Through its leading Law.com platform, ALM offers a global legal newsroom for professionals utilizing proprietary data intelligence, expert analysis and industry insights serving both the practice and business of law. ALM, in combination with LBR, creates a newly formed group uniquely positioned to serve clients globally by combining ALM’s deep U.S. market penetration with LBR’s strong U.K. and global presence.
In June 2025, we made an additional equity investment in Milton of approximately $2.3 million.
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
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $15.6 million and $146.3 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $53.0 million and $109.4 million in net proceeds during the six months ended June 30, 2025 and 2024, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $10.5 million and $8.4 million raised through our distribution reinvestment plan, respectively. As of June 30, 2025, we had approximately 808.6 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $1.0 million and $0.6 million during the six months ended June 30, 2025 and 2024, respectively.
Borrowings. We borrowed $30.0 million during the six months ended June 30, 2025. The remaining undrawn 2024 Line of Credit as of June 30, 2025 was $20.0 million with an additional $50.0 million available upon approval by Valley National Bank. We did not borrow any amounts during the six months ended June 30, 2024. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $158.9 million and $93.3 million of cash to purchase portfolio company investments during the six months ended June 30, 2025 and 2024, respectively.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $7.5 million and $4.8 million during the six months ended June 30, 2025 and 2024, respectively.
Distributions. We paid distributions to our shareholders of approximately $10.4 million and $9.6 million (which excludes distributions reinvested of approximately $10.5 million and $8.4 million, respectively) during the six months ended June 30, 2025 and 2024, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $37.7 million and $22.0 million during the six months ended June 30, 2025 and 2024, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million and $0.2 million in deferred financing costs during the six months ended June 30, 2025 and 2024, respectively.
Reimbursement of Expense Support. During the six months ended June 30, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the six months ended June 30, 2025.
As of June 30, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the six months ended June 30, 2025 and 2024 (six record dates). The following table reflects the total distributions declared during the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Six Months Ended June 30,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
Second Quarter	10,547	5,335	5,212	9,214	4,344	4,870
	$20,919	$10,510	$10,409	$18,021	$8,400	$9,621

FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 – June 30, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 – June 30, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$5,374	51.6%	$9,634	100.1%
Expense Support (reimbursement)	3,892	37.4	353	3.7
Net investment income	$9,266	89.0%	$9,987	103.8%
Cash distributions net of distributions reinvested in excess of net investment income	1,143	11.0	—	—
Cash distributions declared, net of distributions reinvested(2)	$10,409	100.0%	$9,621	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $10,510 and $8,400 of distributions reinvested pursuant to our distribution reinvestment plan during the six months ended June 30, 2025 and 2024, respectively.
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
Share Repurchase Program
We adopted the Share Repurchase Program effective March 2019, as amended, pursuant to which we conduct quarterly share repurchases to allow our shareholders to sell all or a portion of their shares (at least 5% of his or her shares) back to us at a price equal to the net asset value per share of the month immediately prior to the repurchase date. Beginning with our repurchase date on June 30, 2025 and thereafter, a shareholder’s repurchase request must be received by the repurchase agent on or before the date which is (60) days prior to the date the Shares are redeemed. The repurchase date is generally the last business day of the month of a calendar quarter end. We are not obligated to repurchase shares under the Share Repurchase Program. If we determine to repurchase shares, the Share Repurchase Program also limits the total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares to up to 2.5% of our aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of our aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of our trailing four quarters). The Share Repurchase Program also includes certain restrictions on the timing, amount and terms of our repurchases intended to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
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
To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, from among the requests for repurchase received by us based upon the total number of shares for which repurchase was requested and the order of priority described in the Share Repurchase Program. We may repurchase shares including fractional shares, computed to three decimal places. We have had no unfulfilled share repurchase requests (“Unfulfilled Repurchase Requests”) under the Share Repurchase Program since inception.

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
During the six months ended June 30, 2025 and 2024, we received requests for the repurchase of approximately $29.8 million and $26.6 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	115	$4,610	$39.92
Class A shares	94	3,430	36.21
Class T shares	33	1,185	36.29
Class D shares	108	3,817	35.68
Class I shares	446	16,293	36.54
Class S shares	10	422	40.80
Six Months Ended June 30, 2025	806	$29,757	$36.92

Class FA shares	109	$4,059	$36.99
Class A shares	76	2,536	33.80
Class T shares	113	3,814	33.76
Class D shares	49	1,633	33.59
Class I shares	400	13,737	34.32
Class S shares	20	777	37.89
Six Months Ended June 30, 2024	767	$26,556	$34.62
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through June 30, 2025, we had acquired equity and debt investments in 17 portfolio companies. As of June 30, 2025 and 2024, the fair value of our portfolio company investments totaled approximately $1.4 billion and $1.0 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.

The following table summarizes our operating results for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$18,217	$17,155	$35,123	$32,075
Total operating expenses	(21,505)	(11,952)	(29,702)	(22,446)
Expense support (reimbursement), net	3,883	58	3,892	353
Net investment income before taxes	595	5,261	9,313	9,982
Income tax (expense) benefit	(30)	5	(47)	5
Net investment income	565	5,266	9,266	9,987
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	45,339	18,972	55,205	35,202
Net increase in net assets resulting from operations	$45,904	$24,238	$64,471	$45,189
Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2025 and 2024 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
From portfolio company investments:
Interest income	$10,475	$9,961	$20,771	$19,888
PIK interest income	364	—	364	—
Dividend income	5,009	5,368	8,940	9,041
PIK dividend income	1,532	—	3,188	—
From U.S. Treasury bills and cash accounts
Interest and dividend income	837	1,826	1,860	3,146
Total investment income	$18,217	$17,155	$35,123	$32,075
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of June 30, 2025 and 2024. As of June 30, 2025 and 2024, our weighted average annual yield on our accruing debt investments was 14.0% and 14.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.5 million and $10.0 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $20.8 million and $19.9 million during the six months ended June 30, 2025 and 2024, respectively. The increase in interest income from portfolio company investments during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily attributable new debt investments made during July and December 2024.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $5.0 million and $5.4 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $8.9 million and $9.0 million during the six months ended June 30, 2025 and 2024, respectively. During each of the six months ended June 30, 2025 and 2024, we received dividend income from ten and eleven of our portfolio companies, respectively.
PIK dividend income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as dividend income and added to the principal balance of the respective preferred equity. PIK dividend income was approximately $1.5 million and $3.2 million for the quarter and six months ended June 30, 2025, respectively. No PIK dividend income was recognized for the quarter and six months ended June 30, 2024.
PIK interest income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as interest income and added to the principal balance of the respective PIK Note. PIK interest income was approximately $0.4 million for the quarter and six months ended June 30, 2025. No PIK interest income was recognized for the quarter and six months ended June 30, 2024.

The decrease in interest income from cash and cash equivalents is a result of a modest decrease in the average investment yield and a decrease in the average investment balance driven by the net dollars raised in Public Offerings offset by higher deal volume during the second half of 2024 and the first half of 2025.
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
Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total return incentive fees	$13,079	$5,273	$13,467	$9,758
Base management fees	5,765	4,208	11,070	8,226
Offering expenses	610	285	1,150	541
Professional services	824	997	1,488	1,584
Pursuit costs	274	497	691	1,002
Distribution and shareholder servicing fees	497	319	988	637
Custodian and accounting fees	148	134	296	267
Insurance expense	55	53	110	103
Director fees and expenses	52	54	103	107
General and administrative expenses	102	72	183	132
Interest expense	99	60	156	89
Total operating expenses	21,505	11,952	29,702	22,446
Expense support	(3,883)	(58)	(3,892)	(353)
Net expenses	$17,622	$11,894	$25,810	$22,093
We consider the following expense categories to be relatively fixed in the near term: insurance expenses and director fees and expenses. Variable operating expenses include total return incentive fees, base management fees, offering expenses, professional services, distribution and shareholder servicing fees, custodian and accounting fees, general and administrative expenses, interest expense and pursuit costs. We expect these variable operating expenses to increase in connection with the growth in our asset base (base management fees, total return incentive fees, accounting fees and general and administrative expenses), the number of shareholders and open accounts (professional services, distribution and shareholder servicing fees and custodian and accounting fees), and/or the complexity of our investment processes and capital structure (professional services and interest expense).
Total Return Incentive Fee
The Manager and Sub-Manager are eligible to receive incentive fees based on the Total Return to Shareholders, as defined in the Management Agreement and Sub-Management Agreement, for each share class in any calendar year, payable annually in arrears. We accrue (but do not pay) the total return incentive fee on a monthly basis, to the extent that it is earned on an annual basis. We perform a final reconciliation of the total return incentive fee calculation at completion of each calendar year. The total return incentive fee is due and payable to the Manager and Sub-Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement.
We recorded total return incentive fees of approximately $13.1 million and $5.3 million for the quarters ended June 30, 2025 and 2024, respectively and approximately $13.5 million and $9.8 million during the six months ended June 30, 2025 and 2024, respectively. The increase in total return incentive fees during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily due to an increase of $20.0 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) offset by a decrease of $0.6 million in net investment income, taken over a larger Average Adjusted Capital during the quarter and six months ended June 30, 2025, as compared to the quarter and six months ended June 30, 2024.

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
We incurred base management fees of approximately $5.8 million and $4.2 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $11.1 million and $8.2 million during the six months ended June 30, 2025 and 2024, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.2 billion and $904.7 million during the six months ended June 30, 2025 and 2024, respectively.
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
We expensed offering expenses of approximately $0.6 million and $0.3 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $1.2 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively. The increase is due to higher incurred offering expenses by the Manager during the quarter and six months ended June 30, 2025.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.3 million and $0.5 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $0.7 million and $1.0 million during the six months ended June 30, 2025 and 2024, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.3 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $1.0 million and $0.6 million during the six months ended June 30, 2025 and 2024.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.3 million and $1.4 million for the quarters ended June 30, 2025 and 2024, respectively, and approximately $2.3 million and $2.3 million during the six months ended June 30, 2025 and 2024, respectively.

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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the quarter and six months ended June 30, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the quarter and six months ended June 30, 2025.
As of June 30, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information. Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $3.9 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively.
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
During the quarter and six months ended June 30, 2025, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $49.0 million and $60.2 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on thirteen portfolio companies of approximately $66.7 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $6.5 million during the six months ended June 30, 2025. One portfolio company investment has remained flat due to the recency of its acquisition. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.6 million and $5.0 million during the quarter and six months ended June 30, 2025, respectively.
During the quarter and six months ended June 30, 2024, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $19.5 million and $36.5 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on ten portfolio companies of approximately $43.4 million, offset partially by gross unrealized depreciation on five portfolio companies of approximately $6.9 million during the six months ended June 30, 2024. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $0.5 and $1.3 million during the quarter and six months ended June 30, 2024, respectively.
Net Assets
During the quarter and six months ended June 30, 2025 and 2024, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations	$45,904	$24,238	$64,471	$45,189
Distributions to shareholders	(10,547)	(9,214)	(20,919)	(18,021)
Capital transactions	29,322	47,052	45,132	89,792
Net increase in net assets	$64,679	$62,076	$88,684	$116,960
Operations increased by approximately $21.7 million and $19.3 million, during the quarter and six months ended June 30, 2025, respectively, as compared to the quarter and six months ended June 30, 2024. The increase in operations for the quarter and six months ended June 30, 2025, as compared to the quarter and six months ended June 30, 2024, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $26.4 million and $20.0 million, respectively, and offset by a decrease in net investment income of approximately $4.7 million and $0.7 million, respectively.
Distributions increased approximately $1.3 million and $2.9 million, during the quarter and six months ended June 30, 2025, respectively, as compared to the quarter and six months ended June 30, 2024, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $17.7 million and $44.7 million, during the quarter and six months ended June 30, 2025, respectively, as compared to the quarter and six months ended June 30, 2024. The decrease in capital transactions for the quarter and six months ended June 30, 2025, as compared to the quarter and six months ended June 30, 2024, is primarily due to a decrease in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $19.3 million and $41.5 million, respectively, and a (decrease) increase in share repurchases of approximately $(1.6) million and $3.2 million, respectively.

Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through June 30, 2025 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	5.4%	11.9%	34.7%	77.5%	11.0%	116.7%	Feb. 7, 2018 - June 30, 2025
Class FA (with sales load)	(1.4)%	4.6%	25.9%	66.0%	10.0%	102.6%	Feb. 7, 2018 - June 30, 2025
Class A (no sales load)	5.1%	11.0%	31.0%	66.1%	10.0%	99.2%	Apr. 10, 2018 - June 30, 2025
Class A (with sales load)	(3.8)%	1.6%	19.8%	51.9%	8.7%	82.2%	Apr. 10, 2018 - June 30, 2025
Class I	5.2%	10.9%	30.7%	66.2%	10.1%	101.0%	Apr. 10, 2018 - June 30, 2025
Class T (no sales load)	4.4%	9.9%	27.8%	59.3%	9.0%	85.0%	May 25, 2018 - June 30, 2025
Class T (with sales load)	(0.5)%	4.7%	21.7%	51.7%	8.3%	76.3%	May 25, 2018 - June 30, 2025
Class D	4.9%	10.6%	29.9%	64.4%	9.5%	88.6%	June 26, 2018 - June 30, 2025
Class S (no sales load)	5.6%	12.0%	35.5%	78.2%	12.2%	83.2%	Mar. 31, 2020 - June 30, 2025
Class S (with sales load)	1.9%	8.1%	30.8%	72.0%	11.5%	76.7%	Mar. 31, 2020 - June 30, 2025
FOOTNOTES:
(1)     For the period from January 1, 2025 to June 30, 2025.
(2)    For the period from July 1, 2024 to June 30, 2025.
(3)    For the period from July 1, 2022 to June 30, 2025.
(4)    For the period from July 1, 2020 to June 30, 2025.
(5)    For the period from the date the first share was issued for each respective share class through June 30, 2025. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.
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
Hedging Activities
As of June 30, 2025, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.
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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are primarily structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. Additionally as of June 30, 2025, we had $54.0 million of our debt investments subject to variable interest rates. We may also invest in additional floating interest rate debt investments in the future.
We borrowed $30.0 million under the 2024 Line of Credit during the six months ended June 30, 2025. Our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As of June 30, 2025, we had $30.0 million of debt subject to variable interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
We estimate that as of June 30, 2025, a 100 basis points decline in the SOFR rate would result in a decline in the “Interest income” and an increase in the “Interest expense” in our condensed consolidated statements of operations of approximately less than $0.1 million.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of June 30, 2025, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of June 30, 2025, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $8.6 million.
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
As of June 30, 2025, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended June 30, 2025, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2025 to April 30, 2025	—	$—	—	$32,647
May 1, 2025 to May 31, 2025	—	—	—	32,647
June 1, 2025 to June 30, 2025	301	$37.15	301	21,457
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2025, we received requests for the repurchase of approximately $11,190 of our common shares. Our board of directors approved the repurchases.

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

10.1
Sixth Amended and Restated Management Agreement dated as of June 23, 2025 by and between CNL Strategic Capital, LLC and CNL Strategic Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2025).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2025.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)