Form 10-Q
period 2025-09-30
CNL Strategic Capital, LLC
filed 2025-11-06
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 5, 2025, the Company had 3,870,943 Class FA shares, 8,945,753 Class A shares, 2,266,133 Class T shares, 3,072,090 Class D shares, 16,379,515 Class I shares and 1,699,226 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,012,284 and $892,940, respectively)	$1,352,090	$1,140,859
Cash and cash equivalents	79,403	146,319
Receivable for shares sold	—	—
Prepaid expenses and other assets	227	472
Total assets	1,431,720	1,287,650
Liabilities
Due to related parties, net (Note 5)	23,869	26,386
Payable for shares repurchased	16,450	19,169
Deferred tax liabilities, net	18,354	9,844
Accounts payable and other accrued expenses	1,960	1,043
Total liabilities	60,633	56,442
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,871 and 4,017 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 9,354 and 8,549 shares issued, respectively; 8,897 and 8,238 shares outstanding, respectively	9	8
Class T Common shares, $0.001 par value, 558,620 shares authorized; 4,010 and 3,582 shares issued, respectively; 2,244 and 2,511 shares outstanding, respectively	2	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,382 and 3,275 shares issued, respectively; 3,054 and 3,072 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 18,455 and 15,936 shares issued, respectively; 15,924 and 14,154 shares outstanding, respectively	16	14
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,699 and 1,712 shares outstanding, respectively	2	2
Capital in excess of par value	1,103,855	1,031,526
Distributable earnings	267,196	199,648
Total Members’ Equity	$1,371,087	$1,231,208

Net asset value per share:
Class FA	$42.05	$39.55
Class A	$37.51	$35.68
Class T	$37.46	$35.72
Class D	$37.24	$35.42
Class I	$37.96	$36.12
Class S	$42.55	$40.09
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
From portfolio company investments:
Interest income	$11,014	$10,333	$31,785	$30,221
Payment-in-kind (“PIK”) interest income	549	—	913	—
Dividend income	11,880	6,634	20,820	15,675
PIK dividend income	1,700	1,490	4,888	1,490
From U.S. Treasury bills and cash accounts
Interest and dividend income	337	1,221	2,197	4,367
Total investment income	25,480	19,678	60,603	51,753
Operating expenses
Total return incentive fees	8,423	5,174	21,890	14,932
Base management fees	6,420	4,802	17,490	13,028
Offering expenses	494	338	1,644	879
Professional services	873	851	2,361	2,435
Pursuit costs	220	(159)	911	843
Distribution and shareholder servicing fees	495	334	1,483	971
Custodian and accounting fees	143	127	439	394
Insurance expense	56	56	166	159
Director fees and expenses	49	52	152	159
General and administrative expenses	26	44	209	176
Interest expense	174	60	330	149
Total operating expenses	17,373	11,679	47,075	34,125
Expense support	2,875	353	(1,017)	—
Net operating expenses	20,248	12,032	46,058	34,125
Net investment income before taxes	5,232	7,646	14,545	17,628
Income tax expense	(28)	(15)	(75)	(10)
Net investment income	5,204	7,631	14,470	17,618
Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain on investments:
Portfolio company investments	1,432	—	1,432	—
Total net realized gain on investments	1,432	—	1,432	—
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	31,670	16,845	91,888	53,314
Provision for deferred taxes on investments	(3,497)	(1,300)	(8,510)	(2,567)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	28,173	15,545	83,378	50,747
Net gain on investments	29,605	15,545	84,810	50,747
Net increase in net assets resulting from operations	$34,809	$23,176	$99,280	$68,365
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations per share
Class FA	$1.27	$0.88	$3.44	$2.68
Class A	$0.96	$0.74	$2.77	$2.15
Class T	$0.92	$0.64	$2.49	$1.94
Class D	$0.94	$0.66	$2.66	$2.06
Class I	$0.92	$0.69	$2.78	$2.14
Class S	$1.19	$0.87	$3.40	$2.65

Weighted average shares
Class FA	3,901	4,069	3,946	4,118
Class A	8,877	6,897	8,548	6,130
Class T	2,198	2,562	2,385	2,590
Class D	3,045	2,999	3,054	2,822
Class I	15,637	13,544	15,008	12,974
Class S	1,702	1,728	1,707	1,741
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2025	34,959	$36	$1,076,656	$243,200	$1,319,892
Net investment income	—	—	—	5,204	5,204
Net realized gain on investments	—	—	—	1,432	1,432
Net change in unrealized appreciation on investments	—	—	—	28,173	28,173
Distributions to shareholders	—	—	—	(10,813)	(10,813)
Issuance of common shares through the Public Offerings	1,013	1	38,098	—	38,099
Issuance of common shares through distribution reinvestment plan	147	—	5,519	—	5,519
Repurchase of common shares pursuant to share repurchase program	(430)	(1)	(16,418)	—	(16,419)
Balance as of September 30, 2025	35,689	$36	$1,103,855	$267,196	$1,371,087

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208
Net investment income	—	—	—	14,470	14,470
Net realized gain on investments	—	—	—	1,432	1,432
Net change in unrealized appreciation on investments	—	—	—	83,378	83,378
Distributions to shareholders	—	—	—	(31,732)	(31,732)
Issuance of common shares through the Public Offerings	2,784	3	102,475	—	102,478
Issuance of common shares through distribution reinvestment plan	437	—	16,029	—	16,029
Repurchase of common shares pursuant to share repurchase program	(1,236)	(1)	(46,175)	—	(46,176)
Balance as of September 30, 2025	35,689	$36	$1,103,855	$267,196	$1,371,087

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net increase in net assets resulting from operations	$99,280	$68,365
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(166,572)	(122,719)
Proceeds from portfolio company investments	52,120	—
Proceeds from return of capital on portfolio company investments	2,342	2,445
Net realized gain on portfolio company investments	(1,432)	—
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(91,888)	(53,314)
PIK interest	(913)	—
PIK dividends	(4,888)	(1,490)
(Decrease) increase in due to related parties	(2,517)	984
Increase (decrease) in accounts payable and other accrued expenses	917	(265)
Increase in deferred tax liabilities, net	8,510	2,567
Increase (decrease) in prepaid expenses and other assets	272	(64)
Other operating activities	107	102
Net cash used in operating activities	(104,662)	(103,389)
Financing Activities:
Proceeds from issuance of common shares	102,478	170,544
Payment on repurchases of common shares	(48,895)	(34,780)
Proceeds from line of credit	30,000	—
Repayment of line of credit	(30,000)	—
Distributions paid, net of distributions reinvested	(15,703)	(14,604)
Deferred financing costs	(134)	(163)
Net cash provided by financing activities	37,746	120,997
Net (decrease) increase in cash and cash equivalents	(66,916)	17,608
Cash and cash equivalents, beginning of period	146,319	134,453
Cash and cash equivalents, end of period	$79,403	$152,061
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$16,029	$13,093
Cash interest paid during the period	$169	$—
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$212	$121
Payable for shares repurchased	$16,450	$11,767

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2025
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.8%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –12.5%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC(10)	Franchise Consulting Services	15.0%	6/23/2032	23,000	23,000	23,000
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC(5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,438	24,438	24,438
Total Senior Secured Note					171,389	171,389
Senior Secured Notes – Second Lien – 4.6%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					62,402	62,402
Senior Secured PIK Notes - 1.4%
LOCI Topco Limited(6)(7)	Legal Services	12.0% PIK(9)	5/17/2039	9,415	$9,415	$9,506
LOCI Topco Limited(6)(8)	Legal Services	12.0% PIK(9)	5/17/2039	9,415	9,415	9,506
Total Senior Secured PIK Notes					18,830	19,012
Total Senior Secured Notes					$319,611	$319,793
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2025 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.7%
LOCI Topco Limited(6)	Legal Services	8.5% PIK(9)		46,597,751	$66,557	$70,081
LOCI Topco Limited(6)	Legal Services	12.0% PIK(9)		5,905,775	8,255	8,335
Total Preferred Equity					74,812	78,416
Common Equity – 69.6%
ATA Holding Company, LLC(10)	Real Estate Services			37,985	$37,125	$36,205
Auriemma U.S. Roundtables(10)	Information Services and Advisory Solutions			33,094	33,476	69,225
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	8,072	39,878
Clarion Safety Systems, LLC(10)	Visual Safety Solutions			68,891	70,316	103,870
Healthcare Safety Holdings, LLC(10)	Healthcare Supplies			17,320	17,320	43,736
IFPG TopCo, LLC10)	Franchise Consulting Services			90,500	90,500	90,500
LOCI Topco Limited(6)	Legal Services			104,624	134	4,544
Lawn Doctor, Inc.(10)	Commercial and Professional Services			7,746	27,610	97,710
Madison Retirement Holdings TopCo, LLC(10)	Retirement Plan Services			61,500	61,500	81,894
Milton Industries Inc.	Engineered Products			7,395	8,903	19,738
Polyform Products, Co.(10)	Hobby Goods and Supplies			10,820	15,599	10,810
Resolution Economics, LLC	Legal Services			7,666	7,645	24,360
SDC Holdco LLC	Restaurant and Food			6,816	6,816	6,816
Sill Holdings, LLC(10)	Insurance Services			82,754	90,549	145,758
Tacmed Holdings, LLC(10)	Healthcare Supplies			77,000	76,744	99,459
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	12,619
Vektek Holdings, LLC(10)	Engineered Products			56,928	56,928	66,759
Total Common Equity					617,861	953,881
Total Equity					$692,673	$1,032,297
TOTAL INVESTMENTS – 98.6%					$1,012,284	$1,352,090
OTHER ASSETS IN EXCESS OF LIABILITIES – 1.4%						18,997
NET ASSETS – 100.0%						$1,371,087
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of September 30, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at September 30, 2025 was 4.31%.
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
(6)    LBR is headquartered in the United Kingdom. LBR investment represents 7.4% of net assets based on fair value as of September 30, 2025.
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
(10)    As of September 30, 2025, the Company owned a controlling interest in this portfolio company.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”) and sub-managed by Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”). The Manager is responsible for the overall management of the Company’s activities and the Sub-Manager is responsible for the day-to-day management of the Company’s assets. The Manager and the Sub-Manager are each registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisors Act”). The Company conducts and intends to continue its operations so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
The Company commenced its initial public offering of up to $1.1 billion of its limited liability company interests (“shares”) on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, the Company commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering”), which included up to $100.0 million of shares being offered through its distribution reinvestment plan, pursuant to a registration statement on Form S-1 (the “Follow-On Registration Statement”). On November 1, 2024, the Company commenced a second follow-on public offering of up to $1.1 billion of shares (the “Second Follow-On Public Offering,” and together with the Initial Public Offering and the Follow-On Public Offering, the “Public Offerings”), which includes up to $100.0 million of shares being offered through its distribution reinvestment plan pursuant to a registration statement on Form S-1 (the “Second Follow-On Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”), and terminated the Follow-On Public Offering.
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Foreign Securities
The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)” in the Company's condensed consolidated statements of operations.
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
The following table reflects class-specific expenses by share class during the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$293	$1,823	$400	$592	$3,161	$151
Total return incentive fees	557	2,310	535	770	4,010	241
Offering expenses	—	—	77	12	405	—
Expense support	73	675	107	216	1,655	149
Other class-specific expenses (1)	7	40	206	148	227	5

	Nine Months Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$834	$4,892	$1,234	$1,660	$8,446	$424
Total return incentive fees	1,496	5,978	1,459	2,033	10,280	644
Offering expenses	—	97	222	44	1,281	—
Expense support	—	—	—	—	(1,017)	—
Other class-specific expenses (1)	23	122	648	436	662	16

	Quarter Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$269	$1,186	$414	$499	$2,301	$133
Total return incentive fees	399	1,268	410	584	2,345	168
Offering expenses	—	147	22	32	137	—
Expense support	—	—	—	—	335	18
Other class-specific expenses (1)	8	34	224	134	51	5

	Nine Months Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$788	$3,001	$1,204	$1,343	$6,307	$385
Total return incentive fees	1,217	3,435	1,249	1,479	7,041	511
Offering expenses	—	359	52	83	385	—
Expense support	—	—	—	—	(1)	1
Other class-specific expenses (1)	26	103	672	375	157	17
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
During the quarter and nine months ended September 30, 2025 and 2024, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021 and forward remain subject to examination by taxing authorities.

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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of operations for the quarter and nine months ended September 30, 2024 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.

Recently Adopted and Issued Accounting Standards Updates

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company adopted this standard for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its Annual Report on Form 10-K for the year ending December 31, 2025. Other than additional disclosure, the Company does not expect a change to its condensed consolidated financial statements.

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
In June 2025, the Company acquired an approximately 91% indirect equity ownership interest in International Franchise Professionals Group (“IFPG”). The Company’s total investment of approximately $113.5 million in IFPG is comprised of an indirect common equity investment of $90.5 million and a concurrent debt investment of $23.0 million. IFPG is a membership-based organization serving more than 1,300 franchise professionals. As one of the largest member networks and marketplaces dedicated to the franchise industry, IFPG’s customer community is made up of franchisors, franchise consultants and vendors who help potential candidates through the process of identifying and investing in a franchise business.
In June 2025, the Company made an additional equity investment in Milton Industries Inc (“Milton”) of approximately $2.3 million.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
On September 25, 2025, the Company, through its wholly-owned subsidiaries, SDC Strategic Capital EquityCo, LLC and SDC Strategic Capital DebtCo, LLC, made an approximately $7.5 million co-investment alongside other vehicles managed by affiliates of the Sub-Manager in SDC Holdco LLC (“SDC”), which owns a controlling equity interest in the Shipley Do-Nuts business (“Shipley Do-Nuts”). In July 2025, Levine Leichtman Capital Partners VII, L.P. (“LLCP VII”), an affiliate of the Sub-Manager, acquired a controlling equity interest in Shipley Do-Nuts through SDC. The Company’s co-investment is comprised of a combination of an indirect minority common share equity position of approximately $6.8 million and $0.7 million through a participation interest in the second lien secured debt of Shipley Do-Nuts. The Company’s equity investment represents less than 3% of the total equity ownership of Shipley Do-Nuts. The Company’s investment in Shipley Do-Nuts was acquired from LLCP VII at the same price and on substantially similar terms and conditions as LLCP VII’s initial investment in July 2025. The terms of the transaction were approved by the Company’s board of directors, including all of the independent directors of the Company’s board of directors, as fair and reasonable to the Company and at a price to the Company no greater than the cost of the asset to LLCP VII.

The Company’s investment portfolio is summarized as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.0%	4.8%
Secured	171,389	171,389	12.7	12.5
Second lien	62,402	62,402	4.6	4.6
PIK notes	18,830	19,012	1.4	1.4
Total senior secured debt	319,611	319,793	23.7	23.3
Equity
Preferred	74,812	78,416	5.8	5.7
Common	617,861	953,881	70.5	69.6
Total equity	692,673	1,032,297	76.3	75.3
Total investments	$1,012,284	$1,352,090	100.0%	98.6%

	As of December 31, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.9%	5.4%
Secured	148,576	148,576	13.0	12.1
Second lien	76,718	76,718	6.7	6.2
Total senior secured debt	292,284	292,284	25.6	23.7
Equity
Preferred	62,070	61,155	5.4	5.0
Common	538,586	787,420	69.0	64.0
Total equity	600,656	848,575	74.4	69.0
Total investments	$892,940	$1,140,859	100.0%	92.7%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for PIK interest and dividends.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 13.9% and have weighted average remaining years to maturity of 4.3 years as of September 30, 2025. The note purchase agreements contain customary covenants and events of default. As of September 30, 2025, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of September 30, 2025 and December 31, 2024, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of September 30, 2025 and December 31, 2024 were as follows:

Industry	September 30, 2025	December 31, 2024
Healthcare Supplies	14.5%	17.0%
Insurance Services(1)	12.0	—
Commercial and Professional Services	11.5	13.0
Engineered Products	10.3	12.4
Retirement Plan Services	10.3	10.1
Legal Services(2)	9.5	—
Visual Safety Solutions	9.3	7.9
Franchise Consulting Services	8.4	—
Information Services and Advisory Solutions	6.2	12.2
Real Estate Services	5.4	6.3
Hobby Goods and Supplies	2.0	2.5
Restaurant and Food	0.6	—
Business Services	—	13.9
Sanitation Products	—	4.7
Total	100.0%	100.0%
FOOTNOTE:
(1)Included in Business Services industry as of December 31, 2024. The Company disaggregated this category as of September 30, 2025.
(2)Included in Business Services and Information Services and Advisory Solutions industries as of December 31, 2024. The Company disaggregated these categories as of September 30, 2025.
Summarized Portfolio Company Financial Information
The Company had two significant portfolio companies in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2025 and 2024. The following tables present unaudited summarized operating data for the quarter and nine months ended September 30, 2025 and 2024, and summarized balance sheet data as of September 30, 2025 (unaudited) and December 31, 2024 for these portfolio companies (in thousands):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Clarion

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,499	$4,063	$23,777	$12,620
Expenses	(6,841)	(3,710)	(20,330)	(10,816)
Income before taxes	1,658	353	3,447	1,804
Income tax expense	(454)	(98)	(945)	(503)
Net income	$1,204	$255	$2,502	$1,301

	As of September 30, 2025	As of December 31, 2024
Current assets	$14,094	$7,124
Non-current assets	83,202	74,214
Current liabilities	2,571	2,551
Non-current liabilities	22,895	22,680
Stockholders’ equity	71,830	56,107
Ownership percentage(1)	95%	96%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

Sill

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,031	$6,391	$29,876	$14,636
Expenses	(7,922)	(5,846)	(25,571)	(15,515)
Income (loss) before taxes	109	545	4,305	(879)
Income tax benefit (expense)	375	(1,718)	(327)	(1,038)
Net income (loss)	$484	$(1,173)	$3,978	$(1,917)

	As of September 30, 2025	As of December 31, 2024
Current assets	$12,086	$12,039
Non-current assets	106,032	107,938
Current liabilities	3,957	5,585
Non-current liabilities	19,255	18,908
Stockholders’ equity	94,906	95,484
Ownership percentage(1)	93%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025				As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$319,793	$319,793	$—	$—	$292,284	$292,284
Equity	—	—	1,032,297	1,032,297	—	—	848,575	848,575
Total Investments	$—	$—	$1,352,090	$1,352,090	$—	$—	$1,140,859	$1,140,859
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

As of September 30, 2025
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$319,109	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 16.0% (13.5%) 5.8x – 20.4x (13.1x)	Decrease Increase
	684	Transaction Precedent	Transaction Price	N/A	N/A
Equity	1,025,481	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 16.0% (13.5%) 5.8x – 20.4x (13.1x)	Decrease Increase
	6,816	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,352,090

As of December 31, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$292,284	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Equity	848,575	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Total	$1,140,859
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2025	$292,284	$848,575	$1,140,859
Additions	41,602	124,970	166,572
Disposals and repayments of debt investments	(15,000)	(35,500)	(50,500)
Principal repayment	(188)	—	(188)
PIK interest and dividends	913	4,888	5,801
Return of capital(1)	—	(2,342)	(2,342)
Net change in unrealized appreciation, including unrealized foreign currency gain	182	91,706	91,888
Fair value balance as of September 30, 2025	$319,793	$1,032,297	$1,352,090
Change in net unrealized appreciation on investments held as of September 30, 2025	$182	$91,706	$91,888

	Nine Months Ended September 30, 2024
	Senior Debt	Equity	Total
Fair value balance as of January 1, 2024	$276,158	$600,685	$876,843
Additions	9,376	113,531	122,907
Principal repayment	(188)	—	(188)
PIK dividends	—	1,490	1,490
Return of capital(1)	—	(2,445)	(2,445)
Net change in unrealized appreciation	—	53,314	53,314
Fair value balance as of September 30, 2024	$285,346	$766,575	$1,051,921
Change in net unrealized appreciation on investments held as of September 30, 2024	$—	$53,314	$53,314
FOOTNOTE:
(1)    Represents portion of distributions received which were accounted for as a return of capital. See Note 2. “Significant Accounting Policies” for information on the accounting treatment of distributions from portfolio companies.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.5 million and $0.3 million during the quarter ended September 30, 2025 and 2024, respectively, and approximately $1.6 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $6.4 million and $4.8 million for the quarter ended September 30, 2025 and 2024, respectively, and approximately $17.5 million and $13.0 million during the nine months ended September 30, 2025 and 2024, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $8.4 million and $5.2 million for the quarter ended September 30, 2025 and 2024, respectively, and approximately $21.9 million and $14.9 million during the nine months ended September 30, 2025 and 2024, respectively.
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
Since inception, the Company has received cumulative Expense Support of approximately $5.1 million. Of the Expense Support received through September 30, 2025, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of September 30, 2025, approximately less than $0.1 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of September 30, 2025 and 2024. These individuals and entities received distributions from the Company of approximately $0.1 million for each of the quarter ended September 30, 2025 and 2024, and approximately $0.4 million during each of the nine months ended September 30, 2025 and 2024.
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2025 and 2024 are summarized below (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2025	2024	2025	2024
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$180	$692	$465	$1,734
	Dealer manager fees(1)	104	107	266	266
	Distribution and shareholder servicing fees(2)	327	334	998	971
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	494	338	1,644	879
	Base management fees(3)	6,420	4,802	17,490	13,028
	Total return incentive fees(3)	8,423	5,174	21,890	14,932
Manager and Sub-Manager	Expense Support and Conditional Reimbursement Agreement: Expense Support	2,875	353	(1,017)	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	36	131	124	378
	Shareholder servicing fees(2)	168	—	485	—
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	220	(159)	911	843
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
The following table presents amounts due to related parties net as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Due from related parties:
Expense Support	$1,017	$20
Total due from related parties	1,017	20
Due to related parties:
Total return incentive fees	$(21,890)	$(24,119)
Base management fees	(2,074)	(1,758)
Offering expenses	(212)	(138)
Distribution and shareholder servicing fees	(108)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(602)	(276)
Total due to related parties	$(24,886)	$(26,406)
Due to related parties, net	$(23,869)	$(26,386)
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the nine months ended September 30, 2025 and 2024 (nine record dates). The following table reflects the total distributions declared during the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Nine Months Ended September 30,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
Second Quarter	10,547	5,335	5,212	9,214	4,344	4,870
Third Quarter	10,813	5,519	5,294	9,676	4,693	4,983
	$31,732	$16,029	$15,703	$27,697	$13,093	$14,604
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 - September 30, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 - September 30, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$14,470	45.6%	$17,618	63.6%
Net realized gain	1,432	4.5	—	—
Distributions in excess of net investment income(2)	15,830	49.9	10,079	36.4
Total distributions declared	$31,732	100.0%	$27,697	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support of $1,017 and $0 for the nine months ended September 30, 2025 and 2024, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
In September 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on October 27, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2025, the public offering price was $40.96 per Class A share, $39.23 per Class T share, $37.19 per Class D share and $37.98 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Nine Months Ended September 30, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	15	$576	$(45)	$531	152	$5,547	167	$6,078	$36.35
Class T	395	15,103	(686)	14,417	33	1,204	428	15,621	36.48
Class D	65	2,343	—	2,343	42	1,545	107	3,888	36.14
Class I	2,309	85,187	—	85,187	210	7,733	2,519	92,920	36.89
	2,784	$103,209	$(731)	$102,478	437	$16,029	3,221	$118,507	$36.78

	Nine Months Ended September 30, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,013	$69,980	$(1,542)	$68,438	115	$3,920	2,128	$72,358	$34.00
Class T	282	10,061	(458)	9,603	39	1,320	321	10,923	34.05
Class D	476	16,070	—	16,070	42	1,415	518	17,485	33.76
Class I	2,177	75,022	—	75,022	187	6,438	2,364	81,460	34.46
	4,948	$171,133	$(2,000)	$169,133	383	$13,093	5,331	$182,226	$34.18
FOOTNOTE:
(1)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
During the nine months ended September 30, 2025 and 2024, the Company received requests for the repurchase of approximately $46.2 million and $38.3 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	146	$5,891	$40.32
Class A	146	5,342	36.66
Class T	57	2,081	36.75
Class D	125	4,491	35.90
Class I	749	27,844	37.13
Class S	13	527	41.12
Nine Months Ended September 30, 2025	1,236	$46,176	$37.35

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	139	$5,199	$37.19
Class A	114	3,890	34.01
Class T	134	4,505	33.86
Class D	61	2,051	33.70
Class I	627	21,675	34.53
Class S	27	1,003	38.03
Nine Months Ended September 30, 2024	1,102	$38,323	$34.77
As of September 30, 2025 and December 31, 2024, the Company had a payable for shares repurchased of approximately $16.5 million and $19.2 million, respectively, which were paid in October and January 2025, respectively.
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
During the nine months ended September 30, 2025, approximately 638,000 Class T shares were converted to approximately 638,000 Class A shares at an average conversion rate of 1.00. During the nine months ended September 30, 2024, approximately 247,000 Class T shares were converted to approximately 247,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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

The Company borrowed and repaid $30.0 million during the nine months ended September 30, 2025 and no amounts under the 2024 Line of Credit were outstanding as of September 30, 2025.
9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current tax expense	$28	$15	$75	$10
Deferred tax expense	3,497	1,300	8,510	2,567
Total income tax expense	$3,525	$1,315	$8,585	$2,577
The effective tax rate for the nine months ended September 30, 2025 and 2024 was 8.0% and 3.6%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets:
Carryforwards of net operating loss	$4,113	$1,818
Other	75	45
Valuation allowance	(379)	(383)
Total deferred tax assets	3,809	1,480
Deferred tax liabilities:
Unrealized appreciation on investments	(22,163)	(11,324)
Total deferred tax liabilities	(22,163)	(11,324)
Deferred tax liabilities, net	$(18,354)	$(9,844)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2025, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Nine Months Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income, before Expense Support (reimbursement)(1)	1.00	0.34	0.08	0.24	0.27	0.97
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.07	—
Net investment income(1)	1.00	0.34	0.08	0.24	0.34	0.97
Net realized and unrealized gains, net of taxes(1)(3)	2.44	2.43	2.41	2.42	2.44	2.43
Net increase resulting from investment operations	3.44	2.77	2.49	2.66	2.78	3.40
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$42.05	$37.51	$37.46	$37.24	$37.96	$42.55

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Nine Months Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares

Net assets, end of period	$162,757	$333,763	$84,073	$113,745	$604,439	$72,310
Average net assets(5)	$159,387	$300,536	$86,273	$108,686	$543,812	$69,777
Shares outstanding, end of period	3,871	8,897	2,244	3,054	15,924	1,699
Distributions declared	$3,700	$8,008	$1,790	$2,577	$14,057	$1,600
Total investment return based on net asset value before total return incentive fee(6)	9.80%	9.80%	8.91%	9.54%	9.63%	9.55%
Total investment return based on net asset value after total return incentive fee(6)	8.57%	7.87%	7.06%	7.62%	7.80%	8.59%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.83%	2.04%	2.76%	2.30%	2.24%	0.92%
Total operating expenses before Expense Support (reimbursement)	1.77%	4.03%	4.46%	4.17%	4.13%	1.85%
Total operating expenses after Expense Support (reimbursement)	1.77%	4.03%	4.46%	4.17%	3.95%	1.85%
Net investment income before total return incentive fee(8)	3.42%	2.95%	1.90%	2.55%	2.82%	3.30%
Net investment income	2.48%	0.96%	0.21%	0.68%	0.93%	2.38%

	Nine Months Ended September 30, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income before Expense Support (reimbursement)(1)	1.04	0.51	0.30	0.42	0.50	1.01
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	1.04	0.51	0.30	0.42	0.50	1.01
Net realized and unrealized gains, net of taxes(1)(3)	1.64	1.64	1.64	1.64	1.64	1.64
Net increase resulting from investment operations	2.68	2.15	1.94	2.06	2.14	2.65
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$38.41	$34.78	$34.83	$34.53	$35.26	$38.96

Net assets, end of period	$155,153	$257,844	$89,487	$106,647	$487,709	$67,080
Average net assets(5)	$153,495	$208,435	$88,129	$95,173	$447,371	$65,922
Shares outstanding, end of period	4,040	7,413	2,569	3,089	13,832	1,721
Distributions declared	$3,861	$5,733	$1,943	$2,378	$12,150	$1,632
Total investment return based on net asset value before total return incentive fee(6)	8.18%	7.91%	7.31%	7.76%	7.91%	8.02%
Total investment return based on net asset value after total return incentive fee(6)	7.20%	6.50%	5.84%	6.29%	6.37%	7.21%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.87%	2.05%	2.57%	2.28%	1.91%	0.95%
Total operating expenses before Expense Support (reimbursement)	1.67%	3.69%	3.98%	3.83%	3.48%	1.72%
Total operating expenses after Expense Support (reimbursement)	1.67%	3.69%	3.98%	3.83%	3.48%	1.72%
Net investment income before total return incentive fee(8)	3.57%	3.14%	2.31%	2.80%	3.03%	3.45%
Net investment income	2.78%	1.49%	0.90%	1.24%	1.45%	2.67%
FOOTNOTES:
(1)The per share amounts presented are based on weighted average shares outstanding.
(2)Expense Support (reimbursement) is accrued throughout the year and is subject to a final calculation as of the last business day of the calendar year.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2025, approximately 10% of total return incentive fees for Class I were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D and Class S were covered by Expense Support. For the nine months ended September 30, 2024, approximately 7% and 5% of total return incentive fees for Class I and Class S, respectively, were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T or Class D were covered by Expense Support.
13. Subsequent Events
Distributions
In October 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 25, 2025 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2025, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of October 30, 2025. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2025:
Offering Price, Per Share	$40.99	$39.33	$37.24	$37.96
Selling Commissions, Per Share	2.46	1.18	—	—
Dealer Manager Fees, Per Share	1.02	0.69	—	—
Capital Transactions
During the period October 1, 2025 through November 5, 2025, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	—	$—	$—	$—	17	$634	17	$634	$37.51
Class T	50	1,973	(88)	1,885	3	128	53	2,013	37.46
Class D	13	487	—	487	5	173	18	660	37.24
Class I	431	16,372	—	16,372	25	931	456	17,303	37.96
	494	$18,832	$(88)	$18,744	50	$1,866	544	$20,610	$37.87

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the quarter and nine months ended September 30, 2025 and 2024. Amounts as of December 31, 2024 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 17 middle market businesses primarily in the United States. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of September 30, 2025, we had eleven investments structured as controlling equity interests in combination with debt positions and six investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of September 30, 2025.
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
Through September 30, 2025, we had received net proceeds from the Public Offerings of approximately $1.1 billion, including approximately $62.4 million received through our distribution reinvestment plan. As of September 30, 2025, the public offering price was $40.96 per Class A share, $39.23 per Class T share, $37.19 per Class D share and $37.98 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through September 30, 2025, we had incurred selling commissions and dealer manager fees of approximately $14.9 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through September 30, 2025, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $13.3 million based on actual amounts raised through the Public Offerings through September 30, 2025. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In October 2025, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of October 30, 2025. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2025:
Public Offering Price, Per Share	$40.99	$39.33	$37.24	$37.96
Selling Commissions, Per Share	2.46	1.18	—	—
Dealer Manager Fees, Per Share	1.02	0.69	—	—

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.3 billion, including approximately $62.4 million received through our distribution reinvestment plan as of September 30, 2025.

Portfolio and Investment Activity
As of September 30, 2025, we had invested in 17 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of September 30, 2025
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Senior Secured Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2028	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	9.0	Second Lien	15.0	12/19/2030	3.4	12.4
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	16	8.1	Second Lien	15.0	12/28/2029	2.6	10.7
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Clarion	12/9/2021	95	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.4	24.4
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	93	90.6	Secured	14.0	10/20/2030	15.9	106.5
USAW	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	8	75.0	PIK Note	12.0% PIK	5/17/2039	18.8	93.8
MAP	7/18/2024	58	61.5	First Lien	15.0	7/18/2031	15.0	76.5
IFPG	6/23/2025	91	90.5	Secured	15.0	6/23/2032	23.0	113.5
SDC	9/25/2025	3	6.8	Second Lien	16.0	1/24/2033	0.7	7.5
			$692.7				$319.6	$1,012.3
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2025, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2025.
(3)    As of September 30, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at September 30, 2025 was 4.31%.
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

Lawn Doctor
As of September 30, 2025 and December 31, 2024, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $99.4 million and $98.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,464	$11,410	$38,271	$34,635

Net income (GAAP)	$1,024	$955	$3,027	$2,470
Interest and debt related expenses	1,465	1,491	4,269	4,439
Depreciation and amortization	645	646	1,951	1,918
Income tax expense	323	377	1,101	1,023
Adjusted EBITDA (non-GAAP)	$3,457	$3,469	$10,348	$9,850

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,108	$2,100	$6,312	$5,963
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 61% of Lawn Doctor.

Polyform
As of September 30, 2025 and December 31, 2024, Polyform Products, Co. (“Polyform”) had total assets of approximately $30.3 million and $31.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Polyform for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$4,115	$4,594	$13,776	$13,138

Net loss (GAAP)	$(134)	$(73)	$(392)	$(513)
Interest and debt related expenses	736	736	2,184	2,182
Depreciation and amortization	468	466	1,404	1,395
Income tax benefit	(53)	(15)	(154)	(189)
Adjusted EBITDA (non-GAAP)	$1,017	$1,114	$3,042	$2,875

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$886	$971	$2,650	$2,505
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 87% of Polyform.

Roundtables
As of September 30, 2025 and December 31, 2024, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $60.4 million and $59.5 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$5,028	$4,523	$14,637	$13,162

Net income (GAAP)	$543	$362	$1,165	$364
Interest and debt related expenses	595	608	1,791	1,875
Depreciation and amortization	520	483	1,559	1,566
Income tax expense	168	109	356	110
Adjusted EBITDA (non-GAAP)	$1,826	$1,562	$4,871	$3,915

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,475	$1,261	$3,934	$3,162
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 81% of Roundtables.

HSH
As of September 30, 2025 and December 31, 2024, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $40.2 million and $42.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$10,004	$8,646	$27,816	$25,744

Net income (GAAP)	$922	$394	$1,807	$1,574
Interest and debt related expenses	842	942	2,705	2,779
Depreciation and amortization	699	714	2,126	2,208
Income tax expense	315	153	602	568
Adjusted EBITDA (non-GAAP)	$2,778	$2,203	$7,240	$7,129

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,070	$1,641	$5,395	$5,312
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 75% of HSH.

ATA
As of September 30, 2025 and December 31, 2024, ATA Holding Company, LLC (“ATA”) had total assets of approximately $84.5 million and $86.7 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$16,289	$14,174	$42,247	$38,998

Net income (loss) (GAAP)	$1,137	$51	$(314)	$(1,595)
Interest and debt related expenses	1,477	1,472	4,405	4,407
Depreciation and amortization	1,050	1,069	3,152	3,254
Adjusted EBITDA (non-GAAP)	$3,664	$2,592	$7,243	$6,066

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,748	$1,944	$5,432	$4,550
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 75% of ATA.
Douglas
On August 1, 2025, we, through our wholly-owned subsidiary, DM Strategic Capital EquityCo, LLC, sold its approximately 90% indirect equity ownership interest in the capital stock of Douglas Machines Corp. (“Douglas”) to an unaffiliated third-party buyer for aggregate consideration of approximately $37.6 million, subject to certain customary escrow related hold-backs and post-closing adjustments. In connection with this sale, our debt investment of approximately $15.0 million in Douglas in the form of senior secured notes was repaid in full.
Clarion
As of September 30, 2025 and December 31, 2024, Clarion had total assets of approximately $97.3 million and $81.3 million, respectively. In February 2025, we made an additional equity investment in Clarion of approximately $13.5 million for Clarion’s acquisition of McLoone Metal Graphics. Founded in 1954 and headquartered in La Crosse, WI, McLoone manufactures metal nameplates and ID plates and flexible labels utilized by Original Equipment Manufacturers and other suppliers in a variety of end markets. McLoone’s products complement Clarion’s products and services for its customers’ industrial safety needs.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,499	$4,063	$23,777	$12,620

Net income (GAAP)	$1,204	$255	$2,502	$1,301
Interest and debt related expenses	800	834	2,419	2,511
Depreciation and amortization	527	256	1,257	769
Income tax expense	454	98	945	503
Adjusted EBITDA (non-GAAP)	$2,985	$1,443	$7,123	$5,084

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,829	$1,390	$6,760	$4,896
FOOTNOTE:
Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 95% and 96%, respectively, of Clarion.

Vektek
As of September 30, 2025 and December 31, 2024, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $109.0 million and $110.1 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,764	$9,232	$26,283	$27,051

Net income (GAAP)	$467	$340	$1,180	$711
Interest and debt related expenses	1,514	1,590	4,499	4,709
Depreciation and amortization	912	898	2,735	2,728
Income tax expense	43	48	88	76
Adjusted EBITDA (non-GAAP)	$2,936	$2,876	$8,502	$8,224

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,458	$2,408	$7,118	$6,885
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 84% of Vektek.
TacMed
As of September 30, 2025 and December 31, 2024, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $112.0 million and $111.3 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of TacMed for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$11,912	$14,100	$32,554	$31,997

Net (loss) income (GAAP)	$(26)	$538	$(1,326)	$(3,027)
Interest and debt related expenses	1,191	1,183	3,535	3,529
Depreciation and amortization	1,345	1,315	4,000	4,105
Income tax expense (benefit)	126	130	(243)	(523)
Transaction related expenses(1)	—	—	—	26
Adjusted EBITDA (non-GAAP)	$2,636	$3,166	$5,966	$4,110

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,514	$3,024	$5,690	$3,925
FOOTNOTES:

(1)Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 95% of TacMed.

Sill
As of September 30, 2025 and December 31, 2024, Sill Holdings, LLC (“Sill”) had total assets of approximately $118.1 million and $120.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Sill for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,031	$6,391	$29,876	$14,636

Net income (loss) (GAAP)	$484	$(1,173)	$3,978	$(1,917)
Interest and debt related expenses	572	621	1,743	1,759
Depreciation and amortization	881	821	2,631	1,922
Income tax (benefit) expense	(375)	1,718	327	1,038
Adjusted EBITDA (non-GAAP)	$1,562	$1,987	$8,679	$2,802

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,457	$1,860	$8,097	$2,623
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 93% and 94%, respectively, of Sill.

MAP
As of September 30, 2025 and December 31, 2024, MAP had total assets of approximately $131.5 million and $122.7 million, respectively. We made our initial investment in MAP in July 2024. In January 2025, we made an additional equity investment in MAP of $4.0 million to purchase the equity interests of a minority shareholder of the portfolio company. In January 2025, MAP acquired Retirement Service Group, a third-party administrator for retirement plans headquartered in Orange, CA.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of MAP for the quarter and nine months ended September 30, 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$12,370	$2,878	$31,293	$2,878

Net income (loss) (GAAP)	$1,000	$(546)	$(3,168)	$(546)
Interest and debt related expenses	662	297	2,003	297
Depreciation and amortization	1,050	419	5,244	419
Income tax expense	18	1,412	19	1,412
Adjusted EBITDA (non-GAAP)	$2,730	$1,582	$4,098	$1,582

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,578	$797	$2,369	$797
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025 and 2024, we owned approximately 58% and 50%, respectively, of MAP.

IFPG
As of September 30, 2025 IFPG had total assets of approximately $128.6 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of IFPG for the quarter ended September 30, 2025 and for the period from June 23, 2025 to September 30, 2025 (in thousands):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2025	2025(1)
Revenues	$5,925	$6,278

Net income (GAAP)	$106	$230
Interest and debt related expenses	960	1,044
Depreciation and amortization	1,181	1,181
Income tax expense	91	91
Adjusted EBITDA (non-GAAP)	$2,338	$2,546

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$2,132	$2,322
FOOTNOTE:
(1)Results are for the period from June 23, 2025 (the date we acquired our investment in IFPG) to September 30, 2025.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2025, we owned approximately 91% of IFPG.
Other Portfolio Companies
As of September 30, 2025, we held minority equity and debt positions in six portfolio companies.
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
In September 2025, we, through our wholly-owned subsidiaries, SDC Strategic Capital EquityCo, LLC and SDC Strategic Capital DebtCo, LLC, made an approximately $7.5 million co-investment alongside other vehicles managed by affiliates of the Sub-Manager in SDC, which owns a controlling equity interest in Shipley Do-Nuts. In July 2025, LLCP VII, an affiliate of the Sub-Manager, acquired a controlling equity interest in Shipley Do-Nuts through SDC. Our co-investment is comprised of a combination of an indirect minority common share equity position of approximately $6.8 million and $0.7 million through a participation interest in the second lien secured debt of Shipley Do-Nuts. Our equity investment represents less than 3% of the total equity ownership of Shipley Do-Nuts. Our investment in Shipley Do-Nuts was acquired from LLCP VII at the same price and on substantially similar terms and conditions as LLCP VII’s initial investment in July 2025. The terms of the transaction were approved by our board of directors, including all of the independent directors of our board of directors, as fair and reasonable to us and at a price to us no greater than the cost of the asset to LLCP VII.

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
We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current economic environment, impacted by fluctuating interest rates, record inflationary pressures due to global supply chain issues, a rise in energy prices, and the impact of the recent public health crises, natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.
While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $79.4 million and $146.3 million, respectively.

Sources of Liquidity and Capital Resources
Offerings. We received approximately $102.5 million and $170.5 million in net proceeds during the nine months ended September 30, 2025 and 2024, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $16.0 million and $13.1 million raised through our distribution reinvestment plan, respectively. As of September 30, 2025, we had approximately 807.4 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $2.3 million and $2.4 million during the nine months ended September 30, 2025 and 2024, respectively.
Borrowings. We borrowed and repaid $30.0 million during the nine months ended September 30, 2025. We did not borrow any amounts during the nine months ended September 30, 2024. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $166.6 million and $122.7 million of cash to purchase portfolio company investments during the nine months ended September 30, 2025 and 2024, respectively.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $8.9 million and $16.9 million during the nine months ended September 30, 2025 and 2024, respectively.
Distributions. We paid distributions to our shareholders of approximately $15.7 million and $14.6 million (which excludes distributions reinvested of approximately $16.0 million and $13.1 million, respectively) during the nine months ended September 30, 2025 and 2024, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $48.9 million and $34.8 million during the nine months ended September 30, 2025 and 2024, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million and $0.2 million in deferred financing costs during the nine months ended September 30, 2025 and 2024, respectively.
Reimbursement of Expense Support. During the nine months ended September 30, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the nine months ended September 30, 2025.
As of September 30, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the nine months ended September 30, 2025 and 2024 (nine record dates). The following table reflects the total distributions declared during the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Nine Months Ended September 30,
	2025			2024
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$10,372	$5,175	$5,197	$8,807	$4,056	$4,751
Second Quarter	10,547	5,335	5,212	9,214	4,344	4,870
Third Quarter	10,813	5,519	5,294	9,676	4,693	4,983
	$31,732	$16,029	$15,703	$27,697	$13,093	$14,604

FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 – September 30, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 – September 30, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$13,453	85.7%	$17,618	120.6%
Expense Support (reimbursement)	1,017	6.5	—	—
Net investment income	$14,470	92.2%	$17,618	120.6%
Net realized gains	1,432	9.1	—	—
Cash distributions declared, net of distributions reinvested(2)	$15,703	100.0%	$14,604	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $16,029 and $13,093 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2025 and 2024, respectively.
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
See Note 6. “Distributions” in Item 1. “Financial Statements” for additional disclosures regarding distributions.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan pursuant to which shareholders who purchase shares in the Public Offerings have their cash distributions automatically reinvested in additional shares having the same class designation as the class of shares to which such distributions are attributable, unless such shareholders elect to receive distributions in cash, are residents of Opt-In States, or are clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan. Opt-In States include Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Vermont and Washington. Shareholders who are residents of Opt-In States, holders of Class FA shares and clients of certain participating broker-dealers that do not permit automatic enrollment in our distribution reinvestment plan automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares. Cash distributions paid on Class FA shares are reinvested in additional Class A shares. Class S shares do not participate in the distribution reinvestment plan.
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
During the nine months ended September 30, 2025 and 2024, we received requests for the repurchase of approximately $46.2 million and $38.3 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarizes the shares repurchased during the nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	146	$5,891	$40.32
Class A shares	146	5,342	36.66
Class T shares	57	2,081	36.75
Class D shares	125	4,491	35.90
Class I shares	749	27,844	37.13
Class S shares	13	527	41.12
Nine Months Ended September 30, 2025	1,236	$46,176	$37.35

Class FA shares	139	$5,199	$37.19
Class A shares	114	3,890	34.01
Class T shares	134	4,505	33.86
Class D shares	61	2,051	33.70
Class I shares	627	21,675	34.53
Class S shares	27	1,003	38.03
Nine Months Ended September 30, 2024	1,102	$38,323	$34.77
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through September 30, 2025, we had acquired equity and debt investments in 17 portfolio companies. As of September 30, 2025 and 2024, the fair value of our portfolio company investments totaled approximately $1.4 billion and $1.1 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.

The following table summarizes our operating results for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$25,480	$19,678	$60,603	$51,753
Total operating expenses	(17,373)	(11,679)	(47,075)	(34,125)
Expense support (reimbursement), net	(2,875)	(353)	1,017	—
Net investment income before taxes	5,232	7,646	14,545	17,628
Income tax expense	(28)	(15)	(75)	(10)
Net investment income	5,204	7,631	14,470	17,618
Total net realized gain on investments	1,432	—	1,432	—
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	28,173	15,545	83,378	50,747
Net increase in net assets resulting from operations	$34,809	$23,176	$99,280	$68,365
Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2025 and 2024 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
From portfolio company investments:
Interest income	$11,014	$10,333	$31,785	$30,221
PIK interest income	549	—	913	—
Dividend income	11,880	6,634	20,820	15,675
PIK dividend income	1,700	1,490	4,888	1,490
From U.S. Treasury bills and cash accounts
Interest and dividend income	337	1,221	2,197	4,367
Total investment income	$25,480	$19,678	$60,603	$51,753
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of September 30, 2025 and 2024. As of September 30, 2025 and 2024, our weighted average annual yield on our accruing debt investments was 13.9% and 14.2%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $11.0 million and $10.3 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $31.8 million and $30.2 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in interest income from portfolio company investments during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily attributable new debt investments made during July 2024, December 2024 and June 2025.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $11.9 million and $6.6 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $20.8 million and $15.7 million during the nine months ended September 30, 2025 and 2024, respectively. During each of the nine months ended September 30, 2025 and 2024, we received dividend income from twelve of our portfolio companies.
PIK dividend income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as dividend income and added to the principal balance of the respective preferred equity. PIK dividend income was approximately $1.7 million and $1.5 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $4.9 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.
PIK interest income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as interest income and added to the principal balance of the respective PIK Note. PIK interest income was approximately $0.5 million and $0.9 million for the quarter and nine months ended September 30, 2025, respectively. No PIK interest income was recognized for the quarter and nine months ended September 30, 2024.

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
Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total return incentive fees	$8,423	$5,174	$21,890	$14,932
Base management fees	6,420	4,802	17,490	13,028
Offering expenses	494	338	1,644	879
Professional services	873	851	2,361	2,435
Pursuit costs	220	(159)	911	843
Distribution and shareholder servicing fees	495	334	1,483	971
Custodian and accounting fees	143	127	439	394
Insurance expense	56	56	166	159
Director fees and expenses	49	52	152	159
General and administrative expenses	26	44	209	176
Interest expense	174	60	330	149
Total operating expenses	17,373	11,679	47,075	34,125
Expense support	2,875	353	(1,017)	—
Net expenses	$20,248	$12,032	$46,058	$34,125
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
We recorded total return incentive fees of approximately $8.4 million and $5.2 million for the quarters ended September 30, 2025 and 2024, respectively and approximately $21.9 million and $14.9 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in total return incentive fees during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily due to an increase of $32.6 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) offset by a decrease of $3.0 million in net investment income, taken over a larger Average Adjusted Capital during the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024.

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
We incurred base management fees of approximately $6.4 million and $4.8 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $17.5 million and $13.0 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.3 billion and $948.2 million during the nine months ended September 30, 2025 and 2024, respectively.
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
We expensed offering expenses of approximately $0.5 million and $0.3 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $1.6 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively. The increase is due to higher incurred offering expenses by the Manager during the quarter and nine months ended September 30, 2025.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.2 million and $(0.2) million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $0.9 million and $0.8 million during the nine months ended September 30, 2025 and 2024, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.3 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $1.5 million and $1.0 million during the nine months ended September 30, 2025 and 2024.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.3 million and $1.2 million for the quarters ended September 30, 2025 and 2024, respectively, and approximately $3.7 million and $3.5 million during the nine months ended September 30, 2025 and 2024, respectively.

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
Since inception, we have received cumulative Expense Support of approximately $5.1 million. During the quarter and nine months ended September 30, 2024, we reimbursed the Manager and Sub-Manager approximately $0.6 million for Expense Support received in previous years accrued as of December 31, 2023. Expense Support is received or Expense Support reimbursement is paid annually. No expense support was reimbursed to the Manager and Sub-Manager during the quarter and nine months ended September 30, 2025.
As of September 30, 2025, there is approximately less than $0.1 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Additionally, the Company accrued expense support due from the Manager and Sub-Manager of approximately $1.0 million, related to Class I shares, during the nine months ended September 30, 2025. The Company did not accrue any expense support due from the Manager and Sub-Manager during the nine months ended September 30, 2024. Although the Company covered 100% of cash distributions from net investment income and realized gains, the increase in expense support accrued during the nine months ended September 30, 2025, as compared to September 30, 2024, is primarily attributable to the increase of certain Class I class-specific expenses.
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
During the quarter and nine months ended September 30, 2025, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $31.7 million and $91.9 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eleven portfolio companies of approximately $106.4 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $11.0 million during the nine months ended September 30, 2025. Two portfolio company investments have remained flat due to the recency of their acquisitions. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.5 million and $8.5 million during the quarter and nine months ended September 30, 2025, respectively.
During the quarter and nine months ended September 30, 2024, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $16.8 million and $53.3 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eleven portfolio companies of approximately $64.3 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $11.0 million during the nine months ended September 30, 2024. One portfolio company investment has remained flat. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.3 and $2.6 million during the quarter and nine months ended September 30, 2024, respectively.
Net Assets
During the quarter and nine months ended September 30, 2025 and 2024, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations	$34,809	$23,176	$99,280	$68,365
Distributions to shareholders	(10,813)	(9,676)	(31,732)	(27,697)
Capital transactions	27,199	54,111	72,331	143,903
Net increase in net assets	$51,195	$67,611	$139,879	$184,571
Operations increased by approximately $11.6 million and $30.9 million, during the quarter and nine months ended September 30, 2025, respectively, as compared to the quarter and nine months ended September 30, 2024. The increase in operations for the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $14.1 million and $34.1 million, respectively, and offset by a decrease in net investment income of approximately $2.4 million and $3.1 million, respectively.
Distributions increased approximately $1.1 million and $4.0 million, during the quarter and nine months ended September 30, 2025, respectively, as compared to the quarter and nine months ended September 30, 2024, primarily as a result of an increase in shares outstanding.

Capital transactions decreased by approximately $26.9 million and $71.6 million, during the quarter and nine months ended September 30, 2025, respectively, as compared to the quarter and nine months ended September 30, 2024. The decrease in capital transactions for the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024, is primarily due to a decrease in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $22.3 million and $63.7 million, respectively, and an increase in share repurchases of approximately $4.7 million and $7.9 million, respectively.
Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through September 30, 2025 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	8.6%	12.6%	35.0%	72.7%	11.1%	123.1%	Feb. 7, 2018 - Sep. 30, 2025
Class FA (with sales load)	1.5%	5.3%	26.3%	61.4%	10.1%	108.6%	Feb. 7, 2018 - Sep. 30, 2025
Class A (no sales load)	7.9%	11.7%	31.2%	62.9%	10.0%	104.4%	Apr. 10, 2018 - Sep. 30, 2025
Class A (with sales load)	(1.3)%	2.2%	20.0%	49.0%	8.7%	87.0%	Apr. 10, 2018 - Sep. 30, 2025
Class I	7.8%	11.4%	30.8%	62.8%	10.1%	106.0%	Apr. 10, 2018 - Sep. 30, 2025
Class T (no sales load)	7.1%	10.6%	28.1%	56.7%	9.1%	89.7%	May 25, 2018 - Sep. 30, 2025
Class T (with sales load)	2.0%	5.3%	22.0%	49.3%	8.4%	80.7%	May 25, 2018 - Sep. 30, 2025
Class D	7.6%	11.3%	30.3%	61.7%	9.5%	93.5%	June 26, 2018 - Sep. 30, 2025
Class S (no sales load)	8.6%	12.6%	35.5%	74.6%	12.2%	88.4%	Mar. 31, 2020 - Sep. 30, 2025
Class S (with sales load)	4.8%	8.7%	30.8%	68.5%	11.5%	81.8%	Mar. 31, 2020 - Sep. 30, 2025
FOOTNOTES:
(1)     For the period from January 1, 2025 to September 30, 2025.
(2)    For the period from October 1, 2024 to September 30, 2025.
(3)    For the period from October 1, 2022 to September 30, 2025.
(4)    For the period from October 1, 2020 to September 30, 2025.
(5)    For the period from the date the first share was issued for each respective share class through September 30, 2025. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.
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
Hedging Activities
As of September 30, 2025, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are primarily structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. Additionally as of September 30, 2025, we had $53.9 million of our debt investments subject to variable interest rates. We may also invest in additional floating interest rate debt investments in the future.
We estimate that as of September 30, 2025, a 100 basis points decline in the SOFR rate would result in a decline in the “Interest income” in our condensed consolidated statements of operations of approximately less than $0.1 million.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of September 30, 2025, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of September 30, 2025, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $10.2 million.
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
As of September 30, 2025, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
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
During the quarter ended September 30, 2025, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2025 to July 31, 2025	—	$—	—	$34,265
August 1, 2025 to August 31, 2025	—	—	—	34,265
September 1, 2025 to September 30, 2025	430	$38.15	430	17,846
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2025, we received requests for the repurchase of approximately $16,419 of our common shares. Our board of directors approved the repurchases.

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2025.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)