Form 10-K
period 2025-12-31
CNL Strategic Capital, LLC
filed 2026-03-26
CIK 1684682

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
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
There is no established market for the Registrant’s common shares. The Registrant is currently conducting an ongoing public offering of its common shares pursuant to a Registration Statement on Form S-1, which were offered and sold at $39.92, $38.30, $36.25 and $37.01 per Class A, Class T, Class D, and Class I shares as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), respectively, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. The number of shares held by non-affiliates as of June 30, 2025 was 34,591,415.
As of March 19, 2026, the Company had 3,724,101 Class FA shares, 9,257,524 Class A shares, 2,024,165 Class T shares, 3,067,485 Class D shares, 17,145,343 Class I shares and 1,687,939 Class S shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
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
Important factors that could cause our actual results to vary materially from those expressed or implied in our forward-looking statements include, but are not limited to, the factors listed and described under “Risk Factors” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) and dated April 7, 2025 (as supplemented to date, our “prospectus”) and Item 1A. “Risk Factors” of this Annual Report.

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
In November and December of 2025, the audit committee of our board of directors conducted an assessment of enhanced liquidity options for shareholders (the “enhanced liquidity option assessment”) with the assistance of the Manager, the Sub-Manager and a financial advisor. As a result of the enhanced liquidity option assessment, our audit committee concluded that continuing our company as a perpetual life vehicle where shareholders can access liquidity through the existing share repurchase program was in the best interests of our company and its shareholders. At the same time, our audit committee recognized that shareholders may desire greater liquidity than what is currently provided for under the share repurchase program in light of this decision. Therefore, our audit committee recommended to our board of directors that it approve and submit the enhanced liquidity plan (as further described in the proxy statement filed with the SEC on January 29, 2026) to shareholders for consideration at a special meeting of shareholders to be held on March 30, 2026. However, there can be no assurance that the enhanced liquidity plan is approved by our shareholders.
Continuing our company as a perpetual life vehicle was contemplated at the time of our formation. Our board of directors’ determination to continue our company as a perpetual life vehicle reflects a pursuit of this longer-term strategy, which will also provide us with the option to continue raising capital beyond the expiration of our current continuous public offering on November 1, 2027. The Manager and the Sub-Manager believe that this longer-term horizon will provide an opportunity to continue to add value to our current businesses and to invest in new businesses to support their potential long-term growth, allowing for greater portfolio diversification across various market cycles. Other than the enhanced liquidity plan, there are no changes or limitations currently contemplated for our objectives or strategy.
Our Common Shares Offerings
Public Offerings
We commenced our initial public offering of up to $1.1 billion of shares on March 7, 2018 (the “Initial Public Offering”), which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Initial Registration Statement”). On November 1, 2021, we commenced a follow-on public offering of up to $1.1 billion of shares (the “Follow-On Public Offering”), which included up to $100.0 million of shares being offered through our distribution reinvestment plan, pursuant to a registration statement on Form S-1, as amended (the “Follow-On Registration Statement”).
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
As of March 19, 2026, we had raised aggregate gross offering proceeds of approximately $1.2 billion from the sale of common shares in the Public Offerings, including $72.0 million received through our distribution reinvestment plan.
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

Since we commenced operations on February 7, 2018 and through March 19, 2026, we have raised total net offering proceeds (including amounts raised from our Private Offerings and Public Offerings) of approximately $1.3 billion, including approximately $72.0 million received through our distribution reinvestment plan. For additional information on our Offerings, see Note 7. “Capital Transactions” in Item 8. “Financial Statements and Supplementary Data.”
Portfolio and Investment Activity
Since we commenced operations in February 2018, we have acquired controlling equity interests in combination with debt positions in 12 middle-market U.S. businesses and disposed of one middle-market U.S. business. We have also acquired non-controlling equity interests in combination with debt positions in seven additional U.S. and Global middle-market businesses.
As of December 31, 2025 and 2024, our portfolio company investments had a total fair value of $1.4 billion (18 portfolio companies) and $1.1 billion (16 portfolio companies), respectively. Our portfolio company investments were diversified across twelve industries and all but two of our debt investments featured fixed interest rates as of December 31, 2025. See Item 7. “Management’s Discussion and Analysis – Portfolio and Investment Activity” and Note 3. “Investments” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our investment portfolio.
Two of our portfolio companies exceeded 20% significance under Rule 3-09 for the year ended December 31, 2025. One of our portfolio companies exceeded 20% significance under Rule 3-09 for the year ended December 31, 2024. See Item 15. “Exhibits and Financial Statement Schedules” for financial statements of our significant portfolio company, as defined by Rule 3-09.
Our portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations which would impact our ability to make distributions to shareholders.
Borrowings
As of December 31, 2025, we had the ability to borrow up to $50.0 million under a line of credit with the ability to increase the maximum commitment by an additional $50.0 million at the lender’s discretion. We borrowed and repaid $30.0 million during the year ended December 31, 2025 and no amounts under the line of credit were outstanding as of December 31, 2025. See Note 8. “Borrowings” in Item 8. “Financial Statements and Supplementary Data” for additional information related to our borrowings.
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

The shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, investors in the shares will have limited liquidity and may not receive a full return of their invested capital if investors sell their shares.
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
We may pay all or a substantial portion of our distributions from various sources of funds available to us, including from expense support from the Manager and the Sub-Manager, borrowings, the offering proceeds and other sources, without limitation. We may pay some of our distributions from offering proceeds, borrowings, or from other sources, including cash resulting from expense support from the Manager and the Sub-Manager pursuant to an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”). For the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, and 2018 distributions were paid from multiple sources and these sources included net investment income before expense support (reimbursement) of 47.4%, 55.6%, 76.9%, 76.3%, 65.2%, 42.3%, 61.7%, and 85.2%, reimbursable expense support of 2.2%, 0.1%, 0.0%, 0.0%, 0.0%, 33.2%, 23.5% and 11.1%, and offering proceeds of 45.9%, 44.3%, 23.1%, 23.7%, 34.8%, 24.5%, 14.8% and 3.7%, respectively. For the year ended December 31, 2025, 4.5% of distributions were additionally paid from realized gains. The company will be required to repay expense support to the Manager and Sub-Manager in future periods which may reduce future income available for distributions. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for business opportunities, which may affect our ability to generate future cash flows from operations and, therefore, reduce their overall return. In addition, if we fund distributions from borrowings, or other sources like expense support from the Manager and Sub-Manager, such sources may result in a liability to us which would cause our net asset value to decline more sharply than it otherwise would if we had not borrowed or used expense support to fund our distributions, which would negatively affect the price per share of our shares. We cannot predict when distribution payments sourced from debt and from proceeds will occur, and an extended period of such payments would likely be unsustainable.
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
The Manager was formed in August 2016. The Sub-Manager was formed in September 2016 and, other than with respect to us, has limited experience managing a business under guidelines designed to allow us to avoid registration as an investment company under the Investment Company Act, which may hinder our ability to take advantage of attractive acquisition opportunities and, as a result, implement and execute our business strategy. In addition, other than with respect to us, the Sub-Manager has limited experience complying with regulatory requirements applicable to public companies. We cannot guarantee that we will be able to find suitable acquisition opportunities and our ability to implement and execute our business strategy and to pay distributions will be dependent upon the performance of the Manager and the Sub-Manager in the identification and acquisition of such opportunities and the management of our businesses and other assets. Additionally, investors should not rely on the past performance of investments by other CNL- or LLCP-affiliated entities to predict our future results. Our business strategy and key employees differ from the business strategies and key employees of certain other CNL- or LLCP-affiliated programs in the past, present and future. Prior to the Initial Public Offering, affiliates of CNL had only sponsored real estate and credit investment programs. If either the Manager or the Sub-Manager fails to perform according to our expectations, we could be materially adversely affected.
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
Outbreaks of pandemic or contagious diseases could materially and adversely affect our business, our operating businesses, our financial condition, results of operations and cash flows. Our portfolio companies could be prevented from conducting business activities in the future as a result of, among other things, any quarantines, work and travel restrictions, supply chain disruptions and labor shortages in response to pandemics. Since certain aspects of the services provided by our businesses involve face to face interaction, any quarantines and work and travel restrictions in response to pandemics may reduce participation or result in a loss of business. Additionally, since certain of the products offered by our businesses are manufactured in a facility or distributed through retail stores, a closure of such facility, loss in business for such retail store, or our businesses’ inability to obtain raw materials and to ship products in a timely and cost-effective manner due to pandemics could have an adverse impact on production schedules and product sales. Further, if the U.S. and global economy slow down or consumer behavior shifts due to future pandemics, the demand for the products or services offered by our operating businesses may be reduced. Any future pandemics could present material uncertainty and risk with respect to our business, our operating businesses, our financial condition, results of operations and cash flows.
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

Although the valuations and pricing of durable and high quality private companies have increased in the last couple of years, ongoing competition for high quality private companies may reduce anticipated returns in the future. Furthermore, economic growth remains affected by inflationary pressure, recessionary concerns, tariff policies and supply chain related disruptions and could be slowed or halted by significant external events. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. A negative shock to the economy could result in reduced valuations and multiples for the acquisitions. There can be no assurance that our investments will not be adversely affected by a severe slowing of the economy or renewed recession. Fluctuations in interest rates, inflationary pressure, supply chain issues, changes in labor and material costs, and limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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

Our board of directors is ultimately responsible for the determination, in good faith, of the fair value of our assets. The determination of fair value is subjective, and the Manager and the Sub-Manager have a conflict of interest in assisting our board of directors in making this determination. Our board of directors, including a majority of our independent directors and our audit committee, has adopted a valuation policy that provides for the methodologies to be used to estimate the fair value of our assets for purposes of our net asset value calculation. Our board of directors makes this determination on a monthly basis and any other time when a decision is required regarding the fair value of our assets. Our board of directors has retained an independent valuation firm to assist the Manager and the Sub-Manager in preparing their recommendations with respect to our board of directors’ determination of the fair values of assets for which market prices are not readily available. Additionally, our independent auditor has identified the valuation of investments using significant unobservable inputs and assumptions as a critical audit matter for us. A critical audit matter is one which is communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involves challenging, subjective or complex judgments by the independent auditor. Please see “Critical Audit Matter – Valuation of investments using significant unobservable inputs and assumptions” in the independent auditor’s report included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information and to review how this was most recently addressed.
Accounting Standards Codification Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Debt and equity investments in private companies or assets valued using the market or income approach are generally valued at the highest level as “Level 3” assets. As of December 31, 2025, the fair value of the company’s investments categorized as Level 3 investments within the fair value hierarchy constituted approximately 99.0% of our total assets. The types of factors that may be considered in determining the fair values of our assets include available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the business’s ability to make payments, its earnings and discounted cash flows, the markets in which the company does business, comparisons of financial ratios of peer business entities that are public, mergers and acquisitions comparables, the principal market and enterprise values, among other factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market prices existed for these assets. Our net asset value could be adversely affected if the determinations regarding the fair value of our assets were materially higher than the values that we ultimately realize upon the disposal of such assets.
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
Our debt investments in our subsidiaries are intended to be treated as indebtedness for U.S. federal income tax purposes. If the IRS successfully recharacterized any of such debt investments as equity for U.S. federal income tax purposes, payments of interest with respect to such debt investment may be recharacterized as a dividend and would not be deductible by our subsidiary in computing its taxable income, resulting in the subsidiary potentially being subject to additional U.S. federal income tax. Even to the extent the debt investments are respected as indebtedness for U.S. federal income tax purposes, the deduction for interest payments by each of our subsidiaries with respect to such debt investments for any taxable year is generally limited to the sum of (i) such subsidiary’s business interest income and (ii) 30% of the subsidiary’s “adjusted taxable income”, unless the subsidiary is an electing real property trade or business. To the extent interest deductions by our subsidiaries are limited, it could increase the U.S. federal income tax liability of our subsidiaries, reducing the amount of cash available for distribution to us, and, as a result, to our shareholders.
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
As of December 31, 2025, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.

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
For the period from January 1, 2024 through December 31, 2025, we sold shares on a continuous basis at the following prices through the Public Offerings:

Effective Date (1)	Public Offering Price per Share				Effective Date (1)	Public Offering Price per Share
	Class A	Class T	Class D	Class I		Class A	Class T	Class D	Class I
1/31/2024	$36.69	$35.32	$33.31	$34.06	1/31/2025	$38.99	$37.50	$35.42	$36.12
2/29/2024	36.66	35.28	33.28	34.02	2/27/2025	38.89	37.39	35.32	36.01
3/28/2024	36.78	35.38	33.38	34.13	3/27/2025	39.14	37.62	35.54	36.23
4/30/2024	37.09	35.69	33.68	34.44	4/30/2025	39.26	37.73	35.65	36.34
5/31/2024	37.08	35.71	33.67	34.44	5/29/2025	39.73	38.14	36.08	36.83
6/28/2024	37.10	35.80	33.73	34.47	6/30/2025	39.92	38.30	36.25	37.01
7/31/2024	37.58	36.16	34.15	34.89	7/31/2025	40.28	38.62	36.58	37.35
8/30/2024	37.50	36.07	34.06	34.82	8/31/2025	40.79	39.09	37.03	37.82
9/30/2024	37.60	36.16	34.14	34.90	9/30/2025	40.96	39.23	37.19	37.98
10/31/2024	38.01	36.57	34.53	35.26	10/31/2025	40.99	39.33	37.24	37.96
11/27/2024	38.15	36.70	34.65	35.39	11/26/2025	41.18	39.51	37.41	38.19
12/31/2024	38.51	37.04	34.97	35.78	12/31/2025	41.45	39.70	37.63	38.45
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

During the quarter ended December 31, 2025, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2025 to October 31, 2025	—	$—	—	$35,517
November 1, 2025 to November 30, 2025	—	—	—	35,517
December 1, 2025 to December 31, 2025	716	39.20	716	7,460
FOOTNOTE:
(1)    During the quarter ended December 31, 2025, we received requests for the repurchase of approximately $28.1 million of our common shares. Our board of directors approved the repurchase requests.
Holders
As of December 31, 2025, we had the following number of record holders of our common shares:

Share Class	Number of Shareholders
FA	673
A	4,090
T	1,261
D	1,470
I	7,309
S	692
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
During the year ended December 31, 2025, approximately 787,000 Class T shares were converted to approximately 786,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2024, approximately 368,000 Class T shares were converted to approximately 368,000 Class A shares at an average conversion rate of 1.00.

Item 6.     [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (this “Annual Report”). In this Annual Report “we,” “our,” “us,” and “our company” refer to CNL Strategic Capital, LLC. Capitalized terms used in this Item 7. have the same meaning as in Item 1. “Business” unless otherwise defined herein. The discussion of our financial condition and results of operations for the year ended December 31, 2023 included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed on March 31, 2025 is incorporated by reference herein.

Overview
Since we commenced operations on February 7, 2018 through March 19, 2026, we have acquired equity and debt investments in 18 middle market U.S. businesses and disposed of our equity and debt investments in one middle market U.S. business. We have additionally acquired equity and debt investments in one global business. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 19, 2026, we had eleven investments structured as controlling equity interests in combination with debt positions, seven investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of December 31, 2025. See “Portfolio and Investment Activity” below for additional information related to our investments.
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
Through December 31, 2025, we had received net proceeds from the Public Offerings of approximately $1.1 billion, including approximately $68.1 million received through our distribution reinvestment plan. We incurred selling commissions and dealer manager fees of approximately $15.1 million from the sale of Class A shares and Class T shares in the Public Offerings through December 31, 2025. The Class D shares and Class I shares sold through December 31, 2025 were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for organization and offering costs of approximately $13.6 million based on actual amounts raised through the Public Offerings through December 31, 2025. These organization and offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data.”

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
As of December 31, 2025, the public offering price was $41.45 per Class A share, $39.70 per Class T share, $37.63 per Class D share and $38.45 per Class I share. In January, February and March 2026, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of January 30, 2026, February 27, 2026 and March 31, 2026, respectively. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 30, 2026:
Public Offering Price, Per Share	$41.76	$40.05	$37.94	$38.64
Selling Commissions, Per Share	2.51	1.20	—	—
Dealer Manager Fees, Per Share	1.04	0.70	—	—
Effective February 27, 2026:
Public Offering Price, Per Share	$41.84	$40.10	$38.00	$38.70
Selling Commissions, Per Share	2.51	1.20	—	—
Dealer Manager Fees, Per Share	1.05	0.70	—	—
Effective March 31, 2026:
Public Offering Price, Per Share	$41.93	$40.20	$38.09	$38.79
Selling Commissions, Per Share	2.52	1.21	—	—
Dealer Manager Fees, Per Share	1.04	0.70	—	—
See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Second Follow-On Public Offering.

Portfolio and Investment Activity
As of December 31, 2025, we held investments in 18 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of December 31, 2025
		Common Equity Investments		Debt and Preferred Equity Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Type	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis (2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2028	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	8.9	Second Lien	15.0	12/19/2030	3.4	12.3
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	16	8.1	Second Lien	15.0	12/28/2029	2.6	10.7
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Clarion	12/9/2021	95	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	06/30/23	—	—	Secured	(3)	5/6/2029	24.4	24.4
TacMed	03/24/23	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/23	93	96.3	Secured	14.0	10/20/2030	15.9	112.2
USA Water	2/21/2024	5	8.6	Second Lien	16.0	8/20/2031	1.4	10.0
LBR	6/17/2024	8	0.1	PIK Notes/Preferred Equity	3.84% PIK(4)	5/17/2039	95.9	96.0
MAP	7/18/2024	57	61.4	First Lien	15.0	7/18/2031	15.0	76.4
IFPG	6/23/2025	91	90.5	Secured	15.0	6/23/2032	27.5	118.0
Shipley	9/25/2025	3	6.8	Second Lien	16.0	1/24/2033	0.7	7.5
USA Industries	12/11/2025	4	4.2	Second Lien	16.0	6/9/2033	0.8	5.0
			$627.5				$402.0	$1,029.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of December 31, 2025, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Consolidated Schedules of Investments and Note 3. “Investments” of Item 8. “Financial Statements and Supplementary Data” for additional information related to our investments, including fair values as of December 31, 2025.
(3)    As of December 31, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of 1 month SOFR + 4.60%. 1 month SOFR at December 31, 2025 was 3.79%.
(4)    PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance. PIK Notes accrue income at a per annum rate of 3.84%. Preferred Equity includes three tranches (1) A2, (2), B2 and (3) B3 which accrue PIK income at a per annum rate of 8.16%, 8.5%and 12.0%, respectively.

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
Lawn Doctor
Lawn Doctor, Inc. (“Lawn Doctor”) is a leading franchisor of residential lawn care programs and services. Lawn Doctor’s core service offerings provide residential homeowners with year-round monitoring and treatment by focusing on weed and insect control, seeding, and professionally and consistently-administered fertilization, using its proprietary line of equipment. Lawn Doctor is not involved in other lawn maintenance services, such as mowing, edging and leaf blowing. Lawn Doctor has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.

As of December 31, 2025 and 2024, Lawn Doctor had total assets of approximately $97.9 million and $98.7 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$47,833	$45,264

Net income (GAAP)	$3,770	$3,388
Interest and debt related expenses	5,720	5,900
Depreciation and amortization	2,653	2,614
Income tax expense	1,608	1,479
Adjusted EBITDA (non-GAAP)	$13,751	$13,381

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$8,388	$8,095
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 61% of Lawn Doctor.
Polyform
Polyform Products Company, Inc. (“Polyform”), is a leading developer, manufacturer and marketer of polymer clay products worldwide. Through its two primary brands, Sculpey® and Premo!®, Polyform sells a comprehensive line of premium craft products to a diverse mix of customers including specialty and big box retailers, distributors and e-tailers.
As of December 31, 2025 and 2024, Polyform had total assets of approximately $30.4 million and $31.7 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of Polyform for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$19,589	$18,951

Net loss (GAAP)	$(196)	$(463)
Interest and debt related expenses	2,919	2,918
Depreciation and amortization	1,873	1,863
Income tax benefit	(62)	(148)
Adjusted EBITDA (non-GAAP)	$4,534	$4,170

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,949	$3,632
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 87% of Polyform.
Roundtables
Auriemma U.S. Roundtables (“Roundtables”) is an information services and advisory solutions business to the consumer finance industry. Roundtables has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.

As of December 31, 2025 and 2024, Roundtables had total assets of approximately $58.1 million and $59.5 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Roundtables for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$19,742	$17,890

Net income (GAAP)	$1,638	$1,353
Interest and debt related expenses	2,430	2,510
Depreciation and amortization	2,080	2,087
Income tax expense	633	329
Adjusted EBITDA (non-GAAP)	$6,781	$6,279

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$5,476	$5,071
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 81% of Roundtables.
HSH
Healthcare Safety Holdings, LLC (“HSH”) is a leading producer of daily use insulin pen needles, syringes and complementary offerings for the human and animal diabetes care markets. HSH specializes in providing “dispense and dispose” sharps solutions, which allow users to more easily and safely dispose of sharps.
As of December 31, 2025 and 2024, HSH had total assets of approximately $40.6 million and $42.4 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of HSH for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$39,613	$35,002

Net income (GAAP)	$3,338	$2,515
Interest and debt related expenses	3,637	3,725
Depreciation and amortization	2,842	2,921
Income tax expense	990	722
Adjusted EBITDA (non-GAAP)	$10,807	$9,883

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$8,052	$7,364
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 75% of HSH.
ATA
ATA National Title Group, LLC (“ATA”) is a leading national independent title agency and settlement service provider for the residential resale, residential refinance, commercial and default markets in the Great Lakes Region. Its brands include ATA National Title Group, Greco Title Agency, Midstate Title Agency, Seaver Title Agency and Talon Title Agency. ATA has completed a strategic acquisition since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.

As of December 31, 2025 and 2024, ATA had total assets of approximately $83.8 million and $86.7 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$57,834	$52,070

Net income (loss) (GAAP)	$209	$(2,377)
Interest and debt related expenses	5,905	5,870
Depreciation and amortization	4,197	4,302
Adjusted EBITDA (non-GAAP)	$10,311	$7,795

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$7,733	$5,846
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 75% of ATA.
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
Clarion
Clarion Safety Holdings, LLC (“Clarion”) is a provider of standards-based visual safety labels and signs that support original equipment manufacturers, facility owners, and employers in reducing risk and protecting workers. Clarion serves thousands of customers across the world in a large and diverse set of industries. Customers rely on Clarion’s expertise to help them navigate applicable regulatory and safety standards related to risk communication, resulting in the implementation of tailored systems of risk reduction. Clarion has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
As of December 31, 2025 and 2024, Clarion had total assets of approximately $99.0 million and $81.3 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Clarion for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$32,508	$17,574

Net income (GAAP)	$1,600	$462
Interest, net and debt related expenses	3,214	3,331
Depreciation and amortization	1,712	1,026
Income tax expense	626	187
Adjusted EBITDA (non-GAAP)	$7,152	$5,006

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$6,787	$4,819
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 95% and 96%, respectively, of Clarion.

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
As of December 31, 2025 and 2024, Vektek had total assets of approximately $107.9 million and $110.1 million, respectively. The following tables reconcile our proportionate share of Adjusted EBITDA from net income of Vektek for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$35,264	$35,260

Net income (GAAP)	$1,617	$387
Interest and debt related expenses	6,027	6,333
Depreciation and amortization	3,651	3,638
Income tax expense	47	16
Adjusted EBITDA (non-GAAP)	$11,342	$10,374

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$9,496	$8,685
FOOTNOTES:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 84% of Vektek.
TacMed
Tacmed Holdings, LLC (“TacMed”) designs, develops and manufactures medical products that equip, train and protect professionals in pre-hospital, emergency trauma situations. TacMed’s suite of traumatic injury products, hemorrhage control tourniquets, immobilization tools and critical care kits serve first responders, military, law enforcement and civilian public safety operations. TacMed’s medical simulation training solutions combine advanced technology and durable materials to offer customers the highest fidelity training simulators and provide realistic replicas for emergency medical personnel training exercises. TacMed has completed a strategic acquisition since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
As of December 31, 2025 and 2024, TacMed had total assets of approximately $106.4 million and $111.3 million. The following tables reconcile our proportionate share of Adjusted EBITDA from net loss of TacMed for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$45,733	$47,239

Net loss (GAAP)	$(2,488)	$(1,460)
Interest and debt related expenses	4,731	4,773
Depreciation and amortization	5,317	5,452
Income tax benefit	(437)	(417)
Transaction related expenses(1)	—	45
Adjusted EBITDA (non-GAAP)	$7,123	$8,393

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(2)	$6,794	$8,014
FOOTNOTES:
(1)    Initial buyer transaction costs paid by TacMed included in the purchase price. Transaction related expenses are non-recurring.
(2) Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 95% of TacMed.

Sill
Sill Holdings, LLC (“Sill”) is among the leading specialty insurance consulting firms exclusively representing business and property owners in connection with their property insurance claims. Sill focuses on providing expert claim preparation, management and resolution services across North America and the Caribbean. Through its wide range of services (including end-to-end property loss adjusting, forensic accounting, and business interruption analysis), Sill seeks to deliver expert representation and support for claims stemming from fire, catastrophic, and other related events. Sill has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
As of December 31, 2025 and 2024, Sill had total assets of approximately $123.1 million and $120.0 million. The following tables reconcile our proportionate share of Adjusted EBITDA from net income (loss) of Sill for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$41,270	$22,311

Net income (loss) (GAAP)	$3,237	$(1,397)
Interest and debt related expenses	2,274	2,297
Depreciation and amortization	3,558	2,736
Income tax expense	664	911
Adjusted EBITDA (non-GAAP)	$9,733	$4,547

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$9,096	$4,242
FOOTNOTES:
(1) Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 93% of Sill.
MAP
Madison Retirement Holdings TopCo, LLC (“MAP”) is a third-party administrator of retirement plans. Servicing small and mid-size businesses across all 50 states, MAP provides customer with plan design and implementation, plan administration, compliance, fiduciary services and customer support to approximately 10,000 plans. Established in 1993, MAP has over 200 employees and is headquartered in Appleton, WI. MAP has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
As of December 31, 2025 and 2024, MAP had total assets of approximately $132.9 million and $122.7 million. The following table reconciles our proportionate share of Adjusted EBITDA of MAP from net loss for the year ended December 31, 2025 and period from July 18, 2024 (the date we acquired our investment in MAP) to December 31, 2024 (in thousands):

	Years Ended December 31,
	2025	2024(1)
Revenues	$44,354	$8,418

Net loss (GAAP)	$(3,580)	$(4,994)
Interest and debt related expenses	2,717	748
Depreciation and amortization	6,286	1,481
Income tax expense	152	—
Transaction related expenses(2)	—	1,412
Adjusted EBITDA (non-GAAP)	$5,575	$(1,353)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$3,192	$(771)
FOOTNOTES:
(1)Results are for the period from July 18, 2024 (the date we acquired our investment in MAP) to December 31, 2024.
(2)Initial buyer transaction costs paid by MAP included in the purchase price. Transaction related expenses are non-recurring.
(3)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025 and 2024, we owned approximately 57% of MAP.

IFPG
International Franchise Professionals Group (“IFPG”) is a membership-based organization serving more than 1,300 franchise professionals. As one of the largest member networks and marketplaces dedicated to the franchise industry, IFPG’s customer community is made up of franchisors, franchise consultants and vendors who help potential candidates through the process of identifying and investing in a franchise business. IFPG has completed a strategic acquisition since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
As of December 31, 2025, IFPG had total assets of approximately $131.0 million. The following table reconciles our proportionate share of Adjusted EBITDA of IFPG from net loss for the year ended June 23, 2025 to December 31, 2025 (in thousands):

2025(1)
Revenues	$9,356

Net loss (GAAP)	$(1,921)
Interest and debt related expenses	2,072
Depreciation and amortization	2,399
Income tax benefit	(825)
Transaction related expenses(2)	1,755
Adjusted EBITDA (non-GAAP)	$3,480

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(3)	$3,173
FOOTNOTES:
(1)Results are for the period from June 23, 2025 (the date we acquired our investment in IFPG) to December 31, 2025.
(2)Initial buyer transaction costs paid by IFPG included in the purchase price. Transaction related expenses are non-recurring.
(3)    Amounts based on our ownership percentage as of the end of the periods presented. As of December 31, 2025, we owned approximately 91% of IFPG.

Other Portfolio Companies
Milton
Milton Industries, Inc. (“Milton”) is a leading provider of highly-engineered tools and accessories for pneumatic, fluid power and specialty tool applications across a variety of end markets including vehicle service and industrial maintenance, repair and operations. The company has more than 5,000 active customers and over 3,000 SKUs with products including couplers, gauges, chucks, blow guns, fluid handling equipment, filters, regulators and lubricators. Milton has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
Resolutions Economics
Resolution Economics, LLC (“Resolution Economics”) is a specialty consulting firm that provides services to law firms and corporations in labor and employment and commercial litigation matters. Resolution Economics provides economic and statistical analysis as well as expert testimony services in class action, multi-plaintiff and single-plaintiff matters alleging wrongful employment practices and focuses on discrimination in the recruitment and hiring. Resolution Economics has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
Blue Ridge
Blue Ridge ESOP Associates (“Blue Ridge”) is an independent, third-party employee stock ownership plans (“ESOP”) and 401(k) administrator. For over 30 years, Blue Ridge has developed proprietary and comprehensive solutions to address the unique and complex administrative needs of companies operating as ESOPs and managing 401(k) plans. Blue Ridge’s services and solutions include recordkeeping, compliance, reporting, distribution and processing, administrative services and plan management and analysis software. Blue Ridge has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.

USA Water
USA Water Intermediate Holdings, LLC (“USA Water”) is a leading provider of operations and maintenance services for water and wastewaster systems across the Southeast United States. USA Water was established in 2012 and is based in Rosenberg, TX. USA Water’s non-discretionary services enable municipalities and utility districts to entrust their water infrastructure maintenance, asset management and regulatory compliance needs to a professional partner of scale. USA Water’s industry-leading technical expertise and comprehensive service offerings play a critical role in ensuring the integrity, safety and reliability of clean, high-quality water access. USA Water provides customers with wastewater facility operations, pipe repair and maintenance, meter reading, new water tap installations, regulatory and compliance, and billing and administrative services. USA Water has completed strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
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

In April 2025, we made an additional investment in LBR to partially finance the merger of LBR and ALM Global LLC (“ALM”). ALM was founded in 1979 and is headquartered in New York, New York. Through its leading Law.com platform, ALM offers a global legal newsroom for professionals utilizing proprietary data intelligence, expert analysis and industry insights serving both the practice and business of law. ALM, in combination with LBR, creates a newly formed group uniquely positioned to serve clients globally by combining ALM’s deep U.S. market penetration with LBR’s strong U.K. and global presence. In addition to ALM, LBR has completed other strategic acquisitions since our initial investment, and we believe such acquisitions will remain one of the company’s growth strategies.
Shipley
Headquartered in Houston, Texas, Shipley Do-Nuts (“Shipley”) is one of the nation’s largest donut and kolache brands, providing handcrafted, fresh-made-daily donuts, kolaches and coffee at over 390 locations across 13 states. With more than 60 varieties of donuts and kolaches, Shipley Do-Nuts has built a strong reputation during its 90-year operating history for providing high quality products and exceptional customer service. Shipley Do-Nuts was founded in 1936.
USA Industries
USA Industries is a leading manufacturer of industrial flow control and testing products such as piping isolation tools, tube plugs and other flow devices. The Company leverages its depth of product portfolio and differentiated speed to market to serve as a critical partner to customers in the pharmaceutical, industrial, refinery and chemical end markets. USA Industries was founded in 1982 and is headquartered in Houston, TX.
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
As of December 31, 2025 and 2024, we had approximately $84.8 million and $146.3 million, respectively, of cash. Information related to the year ended December 31, 2023 is included in our Form 10-K filed with the SEC on March 31, 2025.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $131.6 million and $220.8 million in net proceeds during the years ended December 31, 2025 and 2024, respectively, from the Public Offerings, which excludes approximately $21.7 million and $18.1 million raised through our distribution reinvestment plan during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had approximately 806 million authorized common shares remaining for sale.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $22.6 million and $31.2 million, during the years ended December 31, 2025 and 2024, respectively.
The decrease in operating cash flows (excluding amounts related to investment activity) for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily attributable to (i) an increase in amounts paid to related parties of approximately $16.3 million (ii) a decrease in return of capital of approximately $1.0 million offset by (iii) an increase in investment income of approximately $8.3 million and (iv) a decrease in third-party operating expenses, net of changes in liabilities, of approximately $0.3 million.

Borrowings. We borrowed and repaid $30.0 million during the year ended December 31, 2025. We did not borrow any amounts during the year ended December 31, 2024. The purpose of the Line of Credit is for general Company working capital and acquisition financing purposes. See Note 8. “Borrowings” of Item 8. “Financial Statements and Supplementary Data” for additional information regarding the 2022 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $181.8 million and $173.7 million of cash to purchase portfolio company investments during the years ended December 31, 2025 and 2024, respectively.
Distributions. We paid distributions to our shareholders of approximately $21.1 million and $19.8 million (which excludes distributions reinvested of approximately $21.7 million and $18.1 million, respectively) during the years ended December 31, 2025 and 2024, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $65.3 million and $46.5 million during the years ended December 31, 2025 and 2024, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.2 million and $0.2 million in deferred financing costs during the years ended December 31, 2025 and 2024, respectively.
Reimbursement of Expense Support. We accrued a reimbursement of expense support due to the Manager and Sub-Manager of less than $0.1 million during the year ended December 31, 2024, all of which was paid in January 2025. As of December 31, 2025, there is less than $0.1 million remaining unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the years ended December 31, 2025 and 2024 (twelve record dates). The following table reflects total distributions declared during the years ended December 31, 2025 and 2024 (in thousands expect per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2025	$42,793	$21,706	$21,087
Year ended December 31, 2024	37,899	18,145	19,754
FOOTNOTES:
(1)    Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 - December 31, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 - December 31, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
(3)    Represents the range of monthly distribution rates during the period, measured on the dollar value of distributions per share class as a percentage of the respective share class public offering price.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	Percentage(1)	Amount	Percentage (1)
Net investment income before reimbursement of expense support (reimbursement)	$20,294	96.2%	$21,065	106.6%
Expense support (reimbursement)	950	4.5	20	0.1
Net investment income	$21,244	100.7%	$21,085	106.7%
Net realized gains	$1,928	9.1%	$—	—%
Cash distributions declared, net of distributions reinvested(2)	$21,087	100.0%	$19,754	100.0%
 FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $21,706 and $18,145 of distributions reinvested pursuant to our distribution reinvestment plan during the years ended December 31, 2025 and 2024, respectively.
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
During the years ended December 31, 2025 and 2024, we received requests for the repurchase of approximately $74.2 million and $57.5 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following table summarizes the shares repurchased during the years ended December 31, 2025 and 2024 (in thousands except per share data):

	Years Ended December 31,
	2025			2024
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	293	$12,138	$41.43	162	$6,076	$37.44
Class A	221	8,227	37.09	135	4,624	34.20
Class T	127	4,747	37.34	153	5,175	34.04
Class D	166	5,991	36.32	121	4,154	34.33
Class I	1,122	42,116	37.56	1,031	36,078	35.02
Class S	24	1,013	42.04	36	1,387	38.44
Total	1,953	$74,232	$38.03	1,638	$57,494	$35.13

Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Through December 31, 2025, we had acquired equity and debt investments in 18 portfolio companies using the net proceeds from our Offerings. As of December 31, 2025 and 2024, the fair value of our portfolio company investments totaled approximately $1.4 billion and $1.1 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments and for information regarding our portfolio companies.
The following table summarizes our operating results for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Total investment income	$85,294	$71,701
Total operating expenses	(64,890)	(50,607)
Expense support (reimbursement), net	950	20
Net investment income before taxes	21,354	21,114
Income tax expense	(110)	(29)
Net investment income	21,244	21,085
Total net realized gain on investments	1,928	—
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	113,582	88,671
Net increase in net assets resulting from operations	$136,754	$109,756
Investment Income
Investment income consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
From portfolio company investments:
Interest income	$42,630	$40,623
Dividend income	31,844	22,354
PIK income	8,021	2,755
From U.S. Treasury bills and cash and cash equivalents:
Interest income	2,799	5,969
Total investment income	$85,294	$71,701
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, our weighted average annual yield on our accruing debt investments was 15.6% and 14.1%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” The increase in interest income from portfolio company investments during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily attributable to new debt investments made in July 2024, December 2024 and June 2025.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. During 2025 and 2024, we received dividend income from 14 and 13 of our portfolio companies, respectively.
PIK income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as PIK income and added to the principal balance of the instrument. PIK income was approximately $8.0 million and $2.8 million for the year ended December 31, 2025 and 2024.
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

Operating Expenses
Our operating expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Total return incentive fees	$30,321	$24,119
Base management fees	23,993	18,083
Offering expenses	1,893	1,265
Professional services	3,750	3,119
Pursuit costs	1,264	1,301
Distribution and shareholder servicing fees	1,996	1,313
Custodian and accounting fees	591	536
General and administrative expenses	276	240
Interest expense	383	209
Insurance expense	222	215
Director fees and expenses	201	207
Total operating expenses	64,890	50,607
Expense support	(950)	(20)
Net operating expenses	$63,940	$50,587
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
We incurred total return incentive fees of approximately $30.3 million and $24.1 million during the years ended December 31, 2025 and 2024, respectively. The increase in total return incentive fees during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to an increase of $24.9 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) taken over a larger Average Adjusted Capital during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
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
We incurred base management fees of approximately $24.0 million and $18.1 million during the years ended December 31, 2025 and 2024, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.3 billion and $982.0 million during the years ended December 31, 2025 and 2024, respectively.

Offering Expenses
Offering expenses, which consist of amounts incurred for items such as legal, accounting, regulatory and printing work incurred related to the Public Offerings, are capitalized on our condensed consolidated statements of assets and liabilities as deferred offering expenses and expensed to our condensed consolidated statements of operations over the lesser of the offering period or 12 months; however, the end of the deferral period will not exceed 12 months from the date the offering expense is incurred by the Manager and the Sub-Manager. We incurred offering expenses of approximately $1.9 million and $1.3 million during the years ended December 31, 2025 and 2024, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $1.3 million during both years ended December 31, 2025 and 2024.
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
We incurred distribution and shareholder servicing fees of approximately $2.0 million and $1.3 million during the years ended December 31, 2025 and 2024, respectively. The increase in distribution and shareholder servicing fees during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is attributable to an increase in Class T and Class D shares outstanding.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $5.4 million and $4.5 million during the years ended December 31, 2025 and 2024, respectively. The increase in other operating expenses during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily attributable to an increase in custodian, accounting, legal, tax and valuation professional services resulting from an increase in the number of shareholders and investments.
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

Expense support (reimbursement) totaled approximately $1.0 million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively. The actual amount of expense support or expense support reimbursement is determined as of the last business day of each calendar year and is paid within 90 days after each year end per the terms of the Expense Support and Conditional Reimbursement Agreement described above. See Note 5. “Related Party Transactions” of Item 8. “Financial Statements and Supplementary Data” for details regarding total Expense Support received since inception.
We accrued expense support due from the Manager and Sub-Manager of approximately $1.0 million and less than $0.1 million, related to Class I shares, during years ended December 31, 2025 and 2024. Although we covered 100% of cash distributions from net investment income and realized gains, the increase in expense support accrued during the twelve months ended December 31, 2025, as compared to December 31, 2024, is primarily attributable to the increase of certain Class I class-specific expenses.
Other Expenses and Changes in Net Assets
Income Tax Expense
We incur income tax expense to the extent we have or expect to have taxable income or loss for the current year related to our Taxable Subsidiaries. During the years ended December 31, 2025 and 2024, we recorded current income tax expense of approximately $0.11 million and $0.03 million, respectively. Additionally, we recorded a provision for deferred taxes on investments of approximately $13.1 million and $2.4 million during the years ended December 31, 2025 and 2024, respectively, primarily related to unrealized appreciation on investments held by our Taxable Subsidiaries. As of December 31, 2025 and 2024, eight and six of our equity investments were held in Taxable Subsidiaries, respectively. As of December 31, 2025 and 2024, two and one of our debt investments was held in Taxable Subsidiaries, respectively.
The table below presents a reconciliation of tax expense the Company would be subject to if it were taxed as a corporation to the Company’s actual income tax expense incurred by its Taxable Subsidiaries for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025		2024
Tax expense computed at the federal statutory rate	$31,485	21.0%	$23,555	21.0%
State income tax expense net of federal benefit	514	0.4	122	0.1
Benefit of partnership structure	(18,675)	(12.5)	(20,325)	(19.0)
Reduction in valuation allowance	(149)	(0.1)	(941)	—
Income tax expense	$13,175	8.8%	$2,411	2.1%
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
The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on 13 portfolio companies of approximately $137.8 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $7.6 million during the twelve months ended December 31, 2025. One portfolio company investment remained flat due to the recency of the investment. Additionally, Douglas contributed $2.1 million gross unrealized depreciation and a reversal of $1.4 million gross unrealized appreciation upon disposition during the twelve months ended December 31, 2025. Gross unrealized appreciation was primarily due to EBITDA growth, accretive add-on acquisitions, multiple expansion and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $13.1 million during the twelve months ended December 31, 2025.

The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on twelve portfolio companies of approximately $105.1 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $14.0 million during the twelve months ended December 31, 2024. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions and multiple expansion. Gross unrealized depreciation was primarily driven by EBITDA declines, multiple compression and unrealized foreign currency loss. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.4 million during the twelve months ended December 31, 2024.
Net Assets
During the years ended December 31, 2025 and 2024, the net increase in net assets consisted of the following:

	Years Ended December 31,
	2025	2024
Operations	$136,754	$109,756
Distributions to shareholders	(42,793)	(37,899)
Capital transactions	93,188	180,002
Net increase in net assets	$187,149	$251,859
Operations increased by approximately $27.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in operations was primarily due to an increase of approximately $24.9 million in the net change in unrealized appreciation on investments and a increase of approximately $0.2 million in net investment income during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Distributions increased approximately $4.9 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily as a result of an increase in shares outstanding.
Capital share transactions decreased approximately $86.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due a decrease in net proceeds received through our Offerings of approximately $73.6 million and an increase of approximately $3.6 million in amounts received through our distribution reinvestment plan, which was offset partially by an increase in share repurchases of approximately $16.7 million under the Share Repurchase Program.
Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through year ended December 31, 2025 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return (3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	11.7%	11.7%	34.9%	71.8%	11.1%	129.6%	Feb. 7, 2018 – Dec. 31, 2025
Class FA (with sales load)	4.5%	4.5%	26.1%	60.6%	10.2%	114.7%	Feb. 7, 2018 – Dec. 31, 2025
Class A (no sales load)	10.8%	10.8%	31.2%	60.6%	10.1%	109.9%	Apr. 10, 2018 – Dec. 31, 2025
Class A (with sales load)	1.4%	1.4%	20.1%	46.9%	8.8%	92.1%	Apr. 10, 2018 – Dec. 31, 2025
Class I	10.6%	10.6%	30.8%	60.3%	10.2%	111.4%	Apr. 10, 2018 – Dec. 31, 2025
Class T (no sales load)	9.8%	9.8%	28.2%	54.9%	9.1%	94.5%	May. 25, 2018 – Dec. 31, 2025
Class T (with sales load)	4.5%	4.5%	22.1%	47.5%	8.4%	85.2%	May. 25, 2018 – Dec. 31, 2025
Class D	10.5%	10.5%	30.4%	59.6%	9.6%	98.6%	Jun. 26, 2018 – Dec. 31, 2025
Class S (no sales load)	11.8%	11.8%	35.4%	71.9%	12.2%	93.9%	Mar. 31, 2020 – Dec. 31, 2025
Class S (with sales load)	7.9%	7.9%	30.7%	65.9%	11.5%	87.1%	Mar. 31, 2020 – Dec. 31, 2025
 FOOTNOTES:
(1)    For the period from January 1, to December 31, 2025.
(2)    For the period from January 1, 2025 to December 31, 2025.
(3)    For the period from January 1, 2022 to December 31, 2025.
(4)    For the period from January 1, 2020 to December 31, 2025.
(5)    For the period from the date the first share was issued for each respective share class through December 31, 2025. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.

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

Hedging Activities
As of December 31, 2025, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.

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
Valuation of Investments
We have adopted, and our valuation policy is performed in accordance with, ASC Topic 820, as described in Note 2. “Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” As of December 31, 2025, all of our portfolio company investments were categorized as Level 3.

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
We had not borrowed any money as of December 31, 2025. However, to the extent that we borrow money to make investments, our net investment income will be partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds may increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of December 31, 2025, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the U.S. dollar. We estimate that as of December 31, 2025, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $10.6 million.

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

We have audited the accompanying consolidated statements of assets and liabilities of CNL Strategic Capital, LLC (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2025, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1,404,092 thousand. Management determines the fair value of the Company’s Level 3 investments by applying the valuation methodologies and techniques outlined in Notes 2 and 4 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation techniques (i.e., market approach, income approach or transaction approach) and significant unobservable inputs and assumptions including, among others, EBITDA multiples and discount rates.

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

Orlando, Florida
March 26, 2026

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,029,526 and $892,940, respectively)	$1,404,092	$1,140,859
Cash and cash equivalents	84,798	146,319
Receivable for shares sold	14,106	—
Prepaid expenses and other assets	165	472
Total assets	1,503,161	1,287,650
Liabilities
Due to related parties, net (Note 5)	31,790	26,386
Payable for shares repurchased	28,056	19,169
Deferred tax liabilities, net	22,909	9,844
Accounts payable and other accrued expenses	2,049	1,043
Total liabilities	84,804	56,442
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,724 and 4,017 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 9,559 and 8,549 shares issued, respectively; 9,026 and 8,238 shares outstanding, respectively	9	8
Class T Common shares, $0.001 par value, 558,620 shares authorized; 4,155 and 3,582 shares issued, respectively; 2,171 and 2,511 shares outstanding, respectively	2	3
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,419 and 3,275 shares issued, respectively; 3,051 and 3,072 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 19,501 and 15,936 shares issued, respectively; 16,598 and 14,154 shares outstanding, respectively	17	14
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,688 and 1,712 shares outstanding, respectively	2	2
Capital in excess of par value	1,124,711	1,031,526
Distributable earnings	293,609	199,648
Total Members’ Equity (net assets)	$1,418,357	$1,231,208

Net asset value per share:
Class FA	$42.98	$39.55
Class A	$38.21	$35.68
Class T	$38.15	$35.72
Class D	$37.94	$35.42
Class I	$38.64	$36.12
Class S	$43.48	$40.09
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Investment Income
From portfolio company investments:
Interest income	$42,630	$40,623
Dividend income	31,844	22,354
Payment-in-kind (“PIK”) income	8,021	2,755
From cash accounts
Interest income	2,799	5,969
Total investment income	85,294	71,701
Operating Expenses
Total return incentive fees	30,321	24,119
Base management fees	23,993	18,083
Offering expenses	1,893	1,265
Professional services	3,750	3,119
Pursuit costs	1,264	1,301
Distribution and shareholder servicing fees	1,996	1,313
Custodian and accounting fees	591	536
General and administrative expenses	276	240
Interest expense	383	209
Insurance expense	222	215
Director fees and expenses	201	207
Total operating expenses	64,890	50,607
Expense support	(950)	(20)
Net operating expenses	63,940	50,587
Net investment income before taxes	21,354	21,114
Income tax expense	(110)	(29)
Net investment income	21,244	21,085
Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain on investments:
Portfolio company investments	1,928	—
Total net realized gain on investments	1,928	—
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	126,647	91,053
Provision for deferred taxes on investments	(13,065)	(2,382)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain	113,582	88,671
Net gain on investments	115,510	88,671
Net increase in net assets resulting from operations	$136,754	$109,756

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Net increases in net assets resulting from operations per share
Class FA	$4.68	$4.13
Class A	$3.78	$3.36
Class T	$3.43	$3.08
Class D	$3.65	$3.24
Class I	$3.77	$3.31
Class S	$4.64	$4.09

Weighted average shares outstanding
Class FA	3,927	4,098
Class A	8,651	6,578
Class T	2,355	2,586
Class D	3,059	2,893
Class I	15,339	13,264
Class S	1,705	1,736

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2023	28,435	$29	$851,529	$127,791	$979,349
Net investment income	—	—	—	21,085	21,085
Net change in unrealized appreciation on investments	—	—	—	88,671	88,671
Distributions to shareholders	—	—	—	(37,899)	(37,899)
Issuance of common shares through the Public Offerings	6,381	7	219,344	—	219,351
Issuance of common shares through distribution reinvestment plan	526	—	18,145	—	18,145
Repurchase of common shares pursuant to share repurchase program	(1,638)	(2)	(57,492)	—	(57,494)
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208
Net investment income	—	—	—	21,244	21,244
Net realized gain on investments	—	—	—	1,928	1,928
Net change in unrealized appreciation on investments	—	—	—	113,582	113,582
Distributions to shareholders	—	—	—	(42,793)	(42,793)
Issuance of common shares through the Public Offerings	3,919	4	145,710	—	145,714
Issuance of common shares through distribution reinvestment plan	588	1	21,705	—	21,706
Repurchase of common shares pursuant to share repurchase program	(1,953)	(2)	(74,230)	—	(74,232)
Balance as of December 31, 2025	36,258	$37	$1,124,711	$293,609	$1,418,357

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Operating Activities:
Net increase in net assets resulting from operations	$136,754	$109,756
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(181,772)	(173,656)
Proceeds from sales of portfolio company investments	52,678	—
Proceeds from return of capital on portfolio company investments	2,457	3,448
Net realized gain on portfolio company investments	(1,928)	—
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(126,647)	(91,053)
PIK income	(8,021)	(2,755)
Increase in net due to related parties	5,404	10,599
Increase (decrease) in accounts payable and other accrued expenses	1,006	(1,282)
Increase in deferred tax liabilities, net	13,065	2,382
Increase in prepaid expenses and other assets	470	131
Net cash used in operating activities	(106,534)	(142,430)
Financing Activities:
Proceeds from issuance of common shares	131,608	220,762
Payment on repurchases of common shares	(65,345)	(46,549)
Proceeds from line of credit	30,000	—
Repayment of line of credit	(30,000)	—
Distributions paid, net of distributions reinvested	(21,087)	(19,754)
Deferred financing costs	(163)	(163)
Net cash provided by financing activities	45,013	154,296
Net (decrease) increase in cash	(61,521)	11,866
Cash and cash equivalents, beginning of period	146,319	134,453
Cash and cash equivalents, end of period	$84,798	$146,319
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$74	$44
Cash paid for interest	$170	$—
Supplemental disclosure of non-cash financing activities:
Distributions reinvested	$21,706	$18,145
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$65	$138
Payable for shares repurchased	$28,056	$19,169

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.7%
Clarion Safety Holdings, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –12.4%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC (5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC (5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,375	24,375	24,375
Total Senior Secured Note					175,826	175,826
Senior Secured Notes – Second Lien – 4.5%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco, LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.3%
LOCI Topco Limited (6)(7)	Legal Services	3.84% PIK (9)	5/17/2039	9,192	$9,192	$9,306
LOCI Topco Limited (6)(8)	Legal Services	3.84% PIK (9)	5/17/2039	9,191	9,191	9,305
Total Senior Secured PIK Notes					18,383	18,611
Total Senior Secured Notes					$324,405	$324,633

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025 (CONTINUED)
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.7%
LOCI Topco Limited (6)(10)	Legal Services	8.16% PIK (9)		989,505	$990	$994
LOCI Topco Limited (6)(11)	Legal Services	8.50% PIK (9)		67,997,448	67,997	71,697
LOCI Topco Limited (6)(12)	Legal Services	12.00% PIK(9)		8,492,564	8,493	8,594
Total Preferred Equity					77,480	81,285
Common Equity – 70.4%
ATA Holding Company, LLC (13)	Real Estate Services			37,985	$37,125	$36,050
Auriemma U.S. Roundtables (13)	Information Services and Advisory Solutions			33,094	33,476	69,758
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	8,072	43,234
Clarion Safety Holdings, LLC (13)	Visual Safety Solutions			68,891	70,316	108,558
Healthcare Safety Holdings, LLC (13)	Healthcare Supplies			17,320	17,320	44,533
IFPG TopCo, LLC (13)	Franchise Consulting Services			90,500	90,500	92,672
LOCI Topco Limited (6)	Legal Services			104,624	134	5,829
Lawn Doctor, Inc (13)	Commercial and Professional Services			7,746	27,610	100,355
Madison Retirement Holdings TopCo, LLC(13)	Retirement Plan Services			61,500	61,436	91,495
Milton Industries, Inc	Engineered Products			7,395	8,903	19,898
Polyform Products, Co. (13)	Hobby Goods and Supplies			10,820	15,599	10,752
Resolution Economics, LLC	Legal Services			7,666	7,645	23,163
SDC Holdco, LLC	Restaurant and Food			6,816	6,764	7,123
Sill Holdings, LLC (13)	Insurance Services			85,828	96,249	157,788
Tacmed Holdings, LLC (13)	Healthcare Supplies			77,000	76,744	100,331
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,196
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	13,199
Vektek Holdings, LLC (13)	Engineered Products			56,928	56,928	69,240
Total Common Equity					627,641	998,174
TOTAL INVESTMENTS – 99.0%					$1,029,526	$1,404,092
OTHER ASSETS IN EXCESS OF LIABILITIES – 1.0%						14,265
NET ASSETS – 100.0%						$1,418,357

FOOTNOTES:
(1) Security may be an obligation of one or more entities affiliated with the named company.
(2) Percentages represent fair value as a percentage of net assets for each investment category.
(3) All investments are U.S. based unless otherwise noted.
(4) As of December 31, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of 1 month SOFR + 4.60%. 1 month SOFR at December 31, 2025 was 3.79%.
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
(6) LBR is headquartered in the United Kingdom. LBR investment represents 7.5% of net assets based on fair value as of December 31, 2025.
(7) Represents Tranche A2 PIK Notes, which are subordinate to other notes issued by LOCI Midco 1 Limited (subsidiary of LOCI TopCo Limited).

(8) Represents Tranche B2 PIK Notes, which are subordinate to other notes issued by LOCI Midco I Limited (subsidiary of LOCI TopCo Limited).
(9) PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance.
(10) Represents A2 Preferred Share of LOCI TopCo Limited.
(11) Represents B2 Preferred Shares of LOCI TopCo Limited.
(12) Represents B3 Preferred Shares of LOCI TopCo Limited.
(13) As of December 31, 2025, the Company owned a controlling interest in this portfolio company.

See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Senior Secured Notes – First Lien – 5.4%
Clarion Safety Holdings, LLC	Visual Safety Solutions	15.0%	12/9/2028	$22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Note - First Lien					66,990	66,990
Senior Secured Note –12.1%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2026	15,700	15,700	15,700
Sill Holdings, LLC (5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,625	24,625	24,625
Total Senior Secured Notes					148,576	148,576
Senior Secured Notes – Second Lien –6.2%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	$12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Douglas Machines Corp.	Sanitation Products	16.0%	10/7/2028	15,000	15,000	15,000
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Business Services	15.0%	12/30/2027	2,834	2,834	2,834
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes - Second Lien					76,718	76,718
Total Senior Secured Notes					$292,284	$292,284

CNL STRATEGIC CAPITAL, LLC
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024 (CONTINUED)
(in thousands, except share data)

Company(1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Cost	Fair Value
Preferred Equity - 5.0%
LOCI Topco Limited (6)	Information Services and Advisory Solutions	8.5% PIK(7)		46,597,751	$62,070	$61,155
Total Preferred Equity					62,070	61,155
Common Equity - 64.0%
ATA Holding Company, LLC (8)	Real Estate Services			37,985	$37,125	$35,291
Auriemma U.S. Roundtables (8)	Information Services and Advisory Solutions			33,094	33,476	62,511
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	10,200	36,896
Clarion Safety Holdings, LLC (8)	Visual Safety Solutions			57,368	56,816	67,213
Douglas Machines Corp. (8)	Sanitation Products			35,500	35,500	39,057
Healthcare Safety Holdings, LLC (8)	Healthcare Supplies			17,320	17,320	47,726
LOCI Topco Limited (6)	Information Services and Advisory Solutions			73,215	93	1,618
Lawn Doctor, Inc (8)	Commercial and Professional Services			7,746	27,610	91,742
Madison Retirement Holdings TopCo, LLC(8)	Retirement Plan Services			57,500	57,500	60,463
Milton Industries, Inc	Engineered Products			6,647	6,647	18,849
Polyform Products, Co. (8)	Hobby Goods and Supplies			10,820	15,599	12,751
Resolution Economics, LLC	Business Services			7,666	7,855	20,400
Sill Holdings, LLC (8)	Business Services			82,754	90,549	119,736
Tacmed Holdings, LLC (8)	Healthcare Supplies			77,000	76,744	92,378
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	10,370
Vektek Holdings, LLC (8)	Engineered Products			56,928	56,928	70,419
Total Common Equity					538,586	787,420
Total Investments - 92.7%					$892,940	$1,140,859
OTHER ASSETS IN EXCESS OF LIABILITIES –7.3%						90,349
NET ASSETS–100.0%						$1,231,208
FOOTNOTES:
(1) Security may be an obligation of one or more entities affiliated with the named company.
(2) Percentages represent fair value as a percentage of net assets for each investment category.
(3) All investment are US based unless otherwise noted.
(4) As of December 31, 2024, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of 1 month SOFR + 4.60% and 1 month SOFR + 4.35%, respectively. 1 month SOFR at December 31, 2024 was 4.53%.
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
(7) PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance.
(8) As of December 31, 2024, the Company owned a controlling interest in this portfolio company.
See notes to consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

1. Principal Business and Organization
CNL Strategic Capital, LLC (the “Company”) is a limited liability company that primarily seeks to acquire and grow durable, middle-market U.S. businesses. The Company is externally managed by CNL Strategic Capital Management, LLC (the “Manager”) and sub-managed by Levine Leichtman Strategic Capital, LLC (the “Sub-Manager”). The Manager is responsible for the overall management of the Company’s activities and the Sub-Manager is responsible for the day-to-day management of the Company’s assets. The Manager and the Sub-Manager are each registered as an investment adviser under the Investment Advisers Act of 1940, as amended the (“Advisers Act”). The Company conducts and intends to continue its operations so that the Company and each of its subsidiaries do not fall within, or are excluded from, the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
Risks and Uncertainties
The Company’s portfolio companies and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where the portfolio companies are located and operate. Certain external events such as public health crises, natural disasters and geopolitical events, have led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2023 and 2024. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
Foreign Securities
The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation on investments, including unrealized foreign currency gain” in the Company's condensed consolidated statements of operations.
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
PIK Income - PIK income is computed at the contractual rate specified in each instrument’s applicable agreement and is accrued and recorded as income and capitalized to the principal balance of the instrument. Such income is accrued only to the extent that the Company believes that the PIK income is probable of being collected. PIK income capitalized to the principal balance is generally collected upon redemption or maturity of the instrument.
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
The following table reflects class-specific expenses by share class during the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,119	$6,700	$1,643	$2,247	$11,712	$572
Total return incentive fees	2,026	8,252	1,985	2,785	14,395	878
Offering expenses	—	98	246	49	1,500	—
Expense support	—	—	—	—	(950)	—
Other class-specific expenses (1)	31	165	862	588	904	21

	Year Ended December 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$1,050	$4,359	$1,617	$1,855	$8,688	$514
Total return incentive fees	1,869	5,893	1,975	2,387	11,208	787
Offering expenses	—	452	74	87	652	—
Expense support	—	—	—	—	(20)	—
Other class-specific expenses (1)	33	150	896	535	647	21
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
During the years ended December 31, 2025 and 2024, the Company did not incur any material interest or penalties. Tax years 2022 and forward remain subject to examination by taxing authorities.
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
Reclassifications
Certain reclassifications have been made to the consolidated statement of operations for the twelve months ended December 31, 2024 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
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
In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 was adopted by the Company for the year ended December 31, 2025. See Note 9. “Income Taxes” for tax disclosures.

3. Investments
During the year ended December 31, 2025, the Company invested approximately $126.0 million in three new portfolio companies, IFPG, SDC and USAI, through a combination of debt and equity investments and in additional debt and equity investments in MAP, Clarion, LBR, Milton, Sill and IFPG totaling approximately $55.8 million in the aggregate.
During the year ended December 31, 2024, the Company invested approximately $98.9 million in three new portfolio companies, USAW, LBR and MAP, through a combination of debt and equity investments and in additional debt and equity investments in Sill and MAP totaling approximately $75.0 million in the aggregate.
The Company’s investment portfolio is summarized as follows as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.8%	4.7%
Secured	175,826	175,826	12.5	12.4
Second lien	63,206	63,206	4.5	4.5
PIK notes	18,383	18,611	1.3	1.3
Total senior secured debt	324,405	324,633	23.1	22.9
Preferred equity	77,480	81,285	5.8	5.7
Common equity	627,641	998,174	71.1	70.4
Total investments	$1,029,526	$1,404,092	100.0%	99.0%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

	As of December 31, 2024
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	5.9%	5.4%
Secured	148,576	148,576	13.0	12.1
Second lien	76,718	76,718	6.7	6.2
Total senior secured debt	292,284	292,284	25.6	23.7
Preferred equity	62,070	61,155	5.4	5.0
Common equity	538,586	787,420	69.0	64.0
Total investments	$892,940	$1,140,859	100.0%	92.7%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for PIK income.

Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 15.6% and have weighted average remaining years to maturity of 4.1 years as of December 31, 2025. The note purchase agreements contain customary covenants and events of default. As of December 31, 2025, all of the Company’s portfolio companies were in compliance with their respective debt covenants.
As of December 31, 2025 and 2024, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of December 31, 2025 and 2024 were as follows:

	As of December 31,
Industry	2025	2024
Healthcare Supplies	14.1%	17.0%
Insurance Services(1)	12.4	—
Commercial and Professional Services	11.3	13.0
Retirement Plan Services	10.9	10.1
Engineered Products	10.4	12.4
Legal Services(2)	9.4	—
Visual Safety Solutions	9.3	7.9
Franchise Consulting Services	8.5	—
Information Services and Advisory Solutions	6.0	12.2
Real Estate Services	5.2	6.3
Hobby Goods and Supplies	1.9	2.5
Restaurant and Food	0.6	—
Business Services	—	13.9
Sanitation Products	—	4.7
Total	100.0%	100.0%
FOOTNOTE:
(1)    Included in Business Services industry as of December 31, 2024. The Company disaggregated this category as of December 31, 2025.
(2)    Included in Business Services and Information Services and Advisory Solutions industries as of December 31, 2024. The Company disaggregated these categories as of December 31, 2025.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
Summarized Portfolio Company Financial Information
The following tables present audited summarized operating data for the years ended December 31, 2025 and 2024, and summarized balance sheet data as of December 31, 2025 and December 31, 2024 for the Company’s portfolio companies where the Company has a significant influence or control (in thousands):
Summarized Operating Data

	Year Ended December 31, 2025
	Lawn Doctor	Clarion	TacMed	Sill	MAP	Other(1)(2)
Revenues	$47,833	$32,508	$45,733	$41,270	$44,354	$181,398
Expenses	(42,814)	(30,282)	(48,658)	(37,369)	(47,782)	(175,931)
Income (loss) before taxes	5,019	2,226	(2,925)	3,901	(3,428)	5,467
Income tax (expense) benefit	(1,608)	(626)	437	(664)	(152)	(783)
Consolidated net income (loss)	3,411	1,600	(2,488)	3,237	(3,580)	4,684
Net loss attributable to non-controlling interests	359	—	—	—	—	—
Net income (loss)	$3,770	$1,600	$(2,488)	$3,237	$(3,580)	$4,684

	Year Ended December 31, 2024
	Lawn Doctor	Polyform	Round-tables	HSH	Vektek	TacMed	Sill	Other(3)(4)
Revenues	$45,264	$18,951	$17,890	$35,002	$35,260	$47,239	$22,311	$105,530
Expenses	(40,656)	(19,562)	(16,208)	(31,765)	(34,857)	(49,116)	(22,797)	(112,458)
Income (loss) before taxes	4,608	(611)	1,682	3,237	403	(1,877)	(486)	(6,928)
Income tax (expense) benefit	(1,479)	148	(329)	(722)	(16)	417	(911)	8
Consolidated net income (loss)	3,129	(463)	1,353	2,515	387	(1,460)	(1,397)	(6,920)
Net loss attributable to non-controlling interests	259	—	—	—	—	—	—	—
Net income (loss)	$3,388	$(463)	$1,353	$2,515	$387	$(1,460)	$(1,397)	$(6,920)

Summarized Balance Sheet Data

	As of December 31, 2025
	Lawn Doctor	Clarion	TacMed	Sill	MAP	Other(1)
Current assets	$9,867	$16,070	$21,335	$13,812	$16,270	$46,993
Non-current assets	88,066	82,914	85,045	109,240	116,603	404,836
Current liabilities	10,181	4,963	5,524	6,946	9,158	23,512
Non-current liabilities	62,667	23,524	34,224	18,186	22,888	192,412
Non-controlling interest	(444)	—	—	—	—	—
Stockholders’ equity	25,529	70,497	66,632	97,920	100,827	235,905
Ownership percentage(5)	61%	95%	95%	93%	57%	(6)

	As of December 31, 2024
	Lawn Doctor	Polyform	Round-tables	HSH	Vektek	TacMed	Sill	Other(4)
Current assets	$10,387	$8,080	$2,378	$11,077	$13,499	$23,757	$12,039	$39,793
Non-current assets	88,332	23,669	57,139	31,351	96,611	87,533	107,938	306,808
Current liabilities	8,821	1,748	2,753	4,604	1,768	6,031	5,585	20,106
Non-current liabilities	62,560	20,458	20,940	27,599	49,375	34,456	18,908	101,202
Non-controlling interest	(12)	—	—	—	—	—	—	—
Stockholders’ equity	27,350	9,543	35,824	10,225	58,967	70,803	95,484	225,293
Ownership percentage(5)	61%	87%	81%	75%	84%	95%	93%	(7)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
 FOOTNOTES:
(1)    Includes aggregate summarized financial information for six of the Company’s controlled investments (Polyform, Roundtables, HSH, ATA, Vektek and IFPG), each of which was individually less than 10% significance for the periods presented.
(2)    Summarized operating data presented for IFPG is for the period from June 23, 2025 (the date the Company acquired its investment) to December 31, 2025.
(3)    Includes aggregate summarized financial information for four of the Company’s controlled investments (Douglas, ATA, Clarion and MAP), each of which was individually less than 10% significance for the periods presented.
(4)    Summarized operating data presented for MAP is for the periods from July 20, 2024 (the date the Company acquired its investment) to December 31, 2024.
(5)    Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.
(6)    As of December 31, 2025, the Company owned approximately 87% of Polyform, 81% of Roundtables, 75% of HSH, 75% of ATA, 84% of Vektek and 91% of IFPG.
(7)    As of December 31, 2024, the Company owned approximately 90% of Douglas, 75% of ATA, 96% of Clarion and 57% of MAP.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025				As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$324,633	$324,633	$—	$—	$292,284	$292,284
Preferred Equity	—	—	81,285	81,285	—	—	61,155	61,155
Common Equity	—	—	998,174	998,174	—	—	787,420	787,420
Total investments	$—	$—	$1,404,092	$1,404,092	$—	$—	$1,140,859	$1,140,859
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2025 and 2024 were as follows (in thousands):

As of December 31, 2025
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$323,829	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
	804	Transaction Precedent	Transaction Price	N/A	N/A
Preferred Equity	81,285	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
Common Equity	993,978	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
	4,196	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,404,092

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

As of December 31, 2024
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input (2)
Senior Debt	$292,284	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Preferred Equity	61,155	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Common Equity	787,420	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 16.0% (13.4%) 6.3x – 21.7x (12.4x)	Decrease Increase
Total	$1,140,859
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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2025	$292,284	$61,155	$787,420	$1,140,859
Additions	46,907	7,855	127,010	181,772
Disposals and repayments of debt investments	(15,000)	—	(35,500)	(50,500)
Principal repayments	(250)	—	—	(250)
PIK income	465	7,556	—	8,021
Return of capital(1)	—	—	(2,457)	(2,457)
Net change in unrealized appreciation, including unrealized foreign currency gain	227	4,719	121,701	126,647
Fair value balance as of December 31, 2025	$324,633	$81,285	$998,174	$1,404,092
Change in net unrealized appreciation on investments held as of December 31, 2025	$227	$4,719	$125,258	$130,204

	Year Ended December 31, 2024
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2024	$276,158	$—	$600,685	$876,843
Additions	16,376	59,313	98,217	173,906
Principal repayment	(250)	—	—	(250)
PIK income	—	2,755	—	2,755
Return of capital(1)	—	—	(3,448)	(3,448)
Net change in unrealized appreciation	—	(913)	91,966	91,053
Fair value balance as of December 31, 2024	$292,284	$61,155	$787,420	$1,140,859
Change in net unrealized appreciation on investments held as of December 31, 2024	$—	$(913)	$91,966	$91,053
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for approximately $1.9 million and $1.3 million in organization and offering costs based on actual amounts raised through the Public Offerings during the years ended December 31, 2025 and 2024, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $24.0 million and $18.1 million during the years ended December 31, 2025 and 2024, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $30.3 million and $24.1 million during the years ended December 31, 2025 and 2024, respectively.
The total return incentive fee is based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. The Company accrues (but not pays) the total return incentive fee on a monthly basis, to the extent that it is earned on an annualized basis. The Company performs a final reconciliation of the total return incentive fee calculation at the completion of each calendar year and the total return incentive fee shall be due and payable to the Manager no later than ninety (90) calendar days following the end of the applicable calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
Since inception, the Company has received cumulative Expense Support from the Manager and Sub-Manager of approximately $5.1 million. During the year ended December 31, 2025, the Company recorded Expense Support due from the Manager and Sub-Manager of $1.0 million. During the year ended December 31, 2024, the Company recorded reimbursement of Expense Support of approximately less than $0.1 million. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of December 31, 2025 and 2024. These individuals and entities received distributions from the Company of approximately $0.5 million during the years ended December 31, 2025 and 2024.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the years ended December 31, 2025 and 2024 are summarized below (in thousands):

		Years Ended December 31,
Related Party	Source Agreement & Description	2025	2024
Managing Dealer	Managing Dealer Agreement: Commissions (1)	$624	$2,282
	Dealer manager fees (1)	358	322
	Distribution and shareholder servicing fees (2)	1,336	1,313
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	1,893	1,265
	Base management fees(3)	23,993	18,083
	Total return incentive fees(3)	30,321	24,119
Manager and Sub-Manager	Agreement: Expense Support	(950)	(20)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	130	511
	Shareholder servicing fees(2)	660	—
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	1,264	1,301
 FOOTNOTES:
(1)Included in “Issuance of common shares through the Public Offerings” in the Company’s consolidated statements of changes in net assets.
(2)Included in “Distribution and shareholder servicing fees” in the Company’s condensed consolidated statements of operations.
(3)Expenses subject to Expense Support, if applicable.
(4)Offering expense reimbursements are capitalized on the Company’s consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.
(5)Included in “Professional services” in the Company’s consolidated statements of operations.
(6)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.
The following table presents amounts due to related parties as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Due from related parties
Expense Support	$950	$20
Total due from related parties	$950	$20
Due to related parties:
Total return incentive fees	$(30,321)	$(24,119)
Base management fees	(2,222)	(1,758)
Offering expenses	(65)	(138)
Distribution and shareholder servicing fees	(115)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(17)	(276)
Total due to related parties	$(32,740)	$(26,406)
Due to related parties, net	$(31,790)	$(26,386)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the years ended December 31, 2025 and 2024. The following table reflects the total distributions declared during the years ended December 31, 2025 and 2024 (in thousands except per share data):

Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested
Year ended December 31, 2025	$42,793	$21,706	$21,087
Year ended December 31, 2024	37,899	18,145	19,754
FOOTNOTES:
(1)     The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2025 - December 31, 2025	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2024 - December 31, 2024	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$21,244	49.6%	$21,085	55.6%
Net realized gain	1,928	4.5	—	—
Distributions in excess of net investment income and realized gains(2)	19,621	45.9	16,814	44.4
Total distributions declared	$42,793	100.0%	$37,899	100.0%
FOOTNOTES:
(1)     Net investment income includes expense support (reimbursement) of $950 and $20 for the years ended December 31, 2025 and 2024, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds and realized gains for the periods presented.
In December 2025, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on January 26, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of December 31, 2025, the public offering price was $41.45 per Class A share, $39.70 per Class T share, $37.63 per Class D share and $38.45 per Class I share.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan. See Note 13. “Subsequent Events” for additional information related to the Second Follow-On Public Offering.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the years ended December 31, 2025 and 2024 (in thousands except per share data):

	Year Ended December 31, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	21	$821	$(49)	$772	203	$7,450	224	$8,222	$36.70
Class T	530	20,425	(933)	19,492	43	1,593	573	21,085	36.77
Class D	88	3,194	—	3,194	57	2,068	145	5,262	36.45
Class I	3,280	122,256	—	122,256	285	10,595	3,565	132,851	37.27
	3,919	$146,696	$(982)	$145,714	588	$21,706	4,507	$167,420	$37.15

	Year Ended December 31, 2024
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2,689	$93,929	$(2,026)	$91,903	164	$5,639	2,853	$97,542	$34.20
Class T	352	12,630	(578)	12,052	51	1,745	403	13,797	34.25
Class D	504	17,039	—	17,039	57	1,940	561	18,979	33.83
Class I	2,836	98,357	—	98,357	254	8,821	3,090	107,178	34.69
	6,381	$221,955	$(2,604)	$219,351	526	$18,145	6,907	$237,496	$34.39

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
During the year ended December 31, 2025, the Company received requests for the repurchase of approximately $74.2 million of the Company’s common shares. The Company’s board of directors approved the repurchase requests received for the year ended December 31, 2025. During the year ended December 31, 2024, the Company received requests for the repurchase of approximately $57.5 million of the Company’s common shares, which did not exceed amounts available for repurchase under the Share Repurchase Program.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
The following table summarizes the shares repurchased during the years ended December 31, 2025 and 2024 (in thousands except per share data):

	Years Ended December 31,
	2025			2024
Share Class	Number of Shares	Total Consideration	Average Price Paid per Share	Number of Shares	Total Consideration	Average Price Paid per Share
Class FA	293	$12,138	$41.43	162	$6,076	$37.44
Class A	221	8,227	37.09	135	4,624	34.20
Class T	127	4,747	37.34	153	5,175	34.04
Class D	166	5,991	36.32	121	4,154	34.33
Class I	1,122	42,116	37.56	1,031	36,078	35.02
Class S	24	1,013	42.04	36	1,387	38.44
Total	1,953	$74,232	$38.03	1,638	$57,494	$35.13
As of December 31, 2025 and 2024, the Company had a payable for shares repurchased of approximately $28.1 million and $19.2 million, respectively.
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
During the year ended December 31, 2025, approximately 787,000 Class T shares were converted to approximately 786,000 Class A shares at an average conversion rate of 1.00. During the year ended December 31, 2024, approximately 368,000 Class T shares were converted to approximately 368,000 Class A shares at an average conversion rate of 1.00.
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
In February 2025, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to February 15, 2026. The amendment additionally grants Valley National Bank the ability to increase the maximum commitment by an additional $50.0 million at their discretion. In connection with the extension of the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.1 million.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
The Company borrowed and repaid $30.0 million under the 2024 Line of Credit during the year ended December 31, 2025. The Company had not borrowed any amounts under the 2024 Line of Credit during the year ended December 31, 2024.

9. Income Taxes
The Company incurs income tax expense (benefit) related to its Taxable Subsidiaries. The components of income tax expense (benefit) were as follows during the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$97	$26
State	13	3
Total current tax expense	110	29
Deferred:
Federal	12,564	2,263
State	501	119
Total deferred tax expense	13,065	2,382
Income tax expense	$13,175	$2,411
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Carryforwards for net operating loss	$4,754	$1,818
Other	12	45
Valuation allowance	(234)	(383)
Total deferred tax assets	4,532	1,480
Deferred tax liabilities:
Unrealized appreciation on investments	(27,441)	(11,324)
Total deferred tax liabilities	(27,441)	(11,324)
Deferred tax liabilities, net	$(22,909)	$(9,844)
A reconciliation of the income tax expense computed at the statutory federal tax rate on income before income taxes is as follows:

	Years Ended December 31,
	2025		2024
Tax expense computed at the federal statutory rate	$31,485	21.0%	$23,555	21.0%
Nontaxable and nondeductible items
Benefit of partnership structure	(18,675)	(12.5)	(20,325)	(19.0)
State income tax expense net of federal benefit	514	0.4	122	0.1
Reduction in valuation allowance	(149)	(0.1)	(941)	—
Income tax expense	$13,175	8.8%	$2,411	2.1%
The Company’s taxable subsidiary entities had net operating loss carryforwards for federal and state purposes of approximately $17.8 million and $11.3 million as of December 31, 2025 and 2024, respectively, to offset future taxable income. The federal net operating loss carryforwards do not expire. State net operating loss carryforwards are currently subject to various expirations. The Company and taxable subsidiary entities file income tax returns for federal and various state jurisdictions.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of December 31, 2025, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.

12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the years ended December 31, 2025 and 2024 (in thousands except per share data):

	Year Ended December 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income, before reimbursement of Expense Support(1)	1.40	0.51	0.16	0.38	0.43	1.37
Expense Support (reimbursement)(1)	—	—	—	—	0.06	—
Net investment income(1)	1.40	0.51	0.16	0.38	0.49	1.37
Net realized and unrealized gains, net of taxes(1)(2)	3.28	3.27	3.27	3.27	3.28	3.27
Net increase resulting from investment operations	4.68	3.78	3.43	3.65	3.77	4.64
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$42.98	$38.21	$38.15	$37.94	$38.64	$43.48

Net assets, end of period	$160,072	$344,908	$82,816	$115,767	$641,400	$73,394
Average net assets(4)	$160,472	$309,922	$86,018	$110,267	$563,948	$70,528
Shares outstanding, end of period	3,724	9,026	2,171	3,051	16,598	1,688
Distributions declared	$4,910	$10,806	$2,355	$3,440	$19,151	$2,131
Total investment return based on net asset value before total return incentive fee(5)	13.45%	13.44%	12.38%	13.12%	13.11%	13.11%
Total investment return based on net asset value after total return incentive fee(5)	11.72%	10.80%	9.75%	10.47%	10.63%	11.77%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025

	Year Ended December 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.14%	2.74%	3.66%	3.09%	2.98%	1.26%
Total operating expenses before Expense Support (reimbursement)	2.40%	5.40%	5.97%	5.62%	5.53%	2.51%
Total operating expenses after Expense Support (reimbursement)	2.40%	5.40%	5.97%	5.62%	5.37%	2.51%
Net investment income before total return incentive fee(7)	4.69%	4.08%	2.76%	3.58%	3.88%	4.55%
Net investment income	3.42%	1.42%	0.45%	1.05%	1.33%	3.30%

	Year Ended December 31, 2024
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Year	$36.67	$33.57	$33.64	$33.31	$34.06	$37.25
Net investment income before reimbursement of Expense Support(1)	1.37	0.57	0.32	0.46	0.54	1.33
Expense Support (reimbursement)(1)	—	—	—	—	—	—
Net investment income(1)	1.37	0.57	0.32	0.46	0.54	1.33
Net realized and unrealized gains, net of taxes(1)(2)	2.76	2.79	2.76	2.78	2.77	2.76
Net increase resulting from investment operations	4.13	3.36	3.08	3.24	3.31	4.09
Distributions to shareholders(3)	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net decrease resulting from distributions to shareholders	(1.25)	(1.25)	(1.00)	(1.13)	(1.25)	(1.25)
Net Asset Value, End of Year	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09

Net assets, end of period	$158,883	$293,921	$89,686	$108,794	$511,284	$68,640
Average net assets(4)	$154,042	$225,413	$88,570	$98,277	$460,465	$66,268
Shares outstanding, end of period	4,017	8,238	2,511	3,072	14,154	1,712
Distributions declared	$5,122	$8,203	$2,586	$3,253	$16,565	$2,170
Total investment return based on net asset value before total return incentive fee(5)	12.72%	12.44%	11.72%	12.32%	12.33%	12.47%
Total investment return based on net asset value after total return incentive fee(5)	11.20%	10.23%	9.32%	9.91%	9.93%	11.20%
RATIOS/SUPPLEMENTAL DATA:
Ratios to average net assets:(4)(6)
Total operating expenses before total return incentive fee	1.11%	2.66%	3.37%	2.98%	2.62%	1.21%
Total operating expenses before Expense Support (reimbursement)	2.33%	5.28%	5.60%	5.41%	5.05%	2.40%
Total operating expenses after Expense Support (reimbursement)	2.33%	5.28%	5.60%	5.41%	5.05%	2.40%
Net investment income before total return incentive fee	4.86%	4.28%	3.18%	3.79%	4.00%	4.68%
Net investment income	3.65%	1.67%	0.95%	1.36%	1.57%	3.50%
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
FOR THE YEAR ENDED DECEMBER 31, 2025
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
(7)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the twelve months ended December 31, 2025, approximately 7% of total return incentive fees for Class I were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D and Class S were covered by Expense Support. For the twelve months ended December 31, 2024, less than 1% of total return incentive fees for Class I were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D and Class S were covered by Expense Support.
13. Subsequent Events
Distributions
In January, February and March 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on February 26, 2026, March 26, 2026 and April 27, 2026, respectively, of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In January, February and March 2026, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of January 30, 2026, February 27, 2026 and March 31, 2026, respectively. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective January 30, 2026:
Offering Price, Per Share	$41.76	$40.05	$37.94	$38.64
Selling Commissions, Per Share	2.51	1.20	—	—
Dealer Manager Fees, Per Share	1.04	0.70	—	—
Effective February 27, 2026:
Offering Price, Per Share	$41.84	$40.10	$38.00	$38.70
Selling Commissions, Per Share	2.51	1.20	—	—
Dealer Manager Fees, Per Share	1.05	0.70	—	—
Effective March 31, 2026:
Offering Price, Per Share	$41.93	$40.20	$38.09	$38.79
Selling Commissions, Per Share	2.52	1.21	—	—
Dealer Manager Fees, Per Share	1.04	0.70	—	—

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2025
Capital Transactions
During the period January 1, 2026 through March 19, 2026, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Net Proceeds to Company	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	1	$43	$(4)	$39	33	$1,279	34	$1,318	$38.25
Class T	45	1,782	(84)	1,698	7	256	52	1,954	38.17
Class D	7	264	—	264	9	350	16	614	37.97
Class I	495	19,150	—	19,150	52	2,000	547	21,150	38.67
	548	$21,239	$(88)	$21,151	101	$3,885	649	$25,036	$38.59
Borrowings
In February 2026, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to May 15, 2026.

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
In connection with the preparation this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. During the most recent fiscal quarter, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information
Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Information about our Board of Directors, Director Nominee and Executive Officers
Our business and affairs are managed under the direction of our board of directors, as provided by our LLC Agreement, and Delaware law. Our board of directors is responsible for the direction and control of our affairs. Our board of directors consists of five directors and has established our audit committee comprised of independent directors and may establish additional committees from time to time as necessary. Pursuant to our LLC Agreement, the number of directors on our board of directors may not be fewer than the minimum number required by applicable Delaware law. A majority of our board of directors is comprised of “independent” directors as defined our LLC Agreement. A copy of our LLC Agreement is posted on our website at www.cnlstrategiccapital.com.
Our board of directors is divided into three classes of directors serving staggered terms of three years each, with a term of office of one of the three classes of directors expiring at each annual meeting of shareholders. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. At each annual meeting of our shareholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. We believe that the longer time required to elect a majority of a classified board of directors will help to ensure the continuity and stability of our management and policies. Accordingly, Messrs. Seneff and Linsz will be standing for re-election as our Class II nominees at the 2026 annual meeting of shareholders.
In considering nominations for its directors, our board of directors utilizes a diverse group of experiences, characteristics, attributes and skills that our board of directors believes enables a director to make a significant contribution to our board of directors, us and our shareholders. These experiences, characteristics, attributes and skills, which are more fully described below, include, but are not limited to, management experience, independence, financial expertise and experience serving as a director of other entities. Our board of directors may also consider such other experiences, characteristics, attributes and skills as it deems appropriate, given the then-current needs of our board of directors and us. Although our board of directors does not have any formal policy regarding the amount of diversity needed on our board of directors, diversity is one of the factors considered by our board of directors in assessing the composition of our board of directors.
The following table sets forth certain information regarding the independent directors, the independent director nominee, the interested director, and the interested director nominee, as well as our executive officers. Unless otherwise noted, the address for each director is c/o CNL Strategic Capital, LLC, CNL Center at City Commons, 450 South Orange Avenue, Suite 1400, Orlando, Florida 32801. Our directors and executive officers as of March 19, 2026 were as follows:

Name	Age	Position
Interested Directors
James M. Seneff, Jr	79	Chairman of the Board and Director (Class II)
Andrew M Schwartz	45	Director (Class III)
Independent Directors
Robert J. Woody	82	Director (Class III)
Mark D. Linsz	61	Director (Class II)
Benjamin A. Posen	58	Director (Class I)
Executive Officers
Chirag J. Bhavsar	57	Chief Executive Officer
Tammy J. Tipton	65	Chief Financial Officer, Interim Chief Operating Officer
Paul W. Drury	64	Senior Managing Director

Interested Directors
James M. Seneff, Chairman of our board of directors. - Mr. Seneff has served as Chairman of our board of directors since 2017. Mr. Seneff served as Chairman of the board of directors, from May 2011 to June 2016 and from January 2018 to present, and as a director since inception in June 2010 to June 2016, and from January 2018 to present of CNL Healthcare Properties, Inc., a public, non-traded real estate income trust (“REIT”). Mr. Seneff has served as the Chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. Mr. Seneff has served as Chairman of the board of directors and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to 2017), a director of the managing member of its initial advisor, CNL Lifestyle Company, LLC (2003 to December 2010), and a director of its successor advisor, CNL Lifestyle Advisor Corporation (December 2010 to 2017). He served as Chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, from August 2009 and December 2008, respectively, until 2016 and served as a manager of its advisor, CNL Global Growth Advisors, LLC, from 2008 to 2017. Mr. Seneff also served as Chairman of the board of directors and a director of Global Income Trust, Inc., another public, non-traded REIT, from April 2009 until its dissolution in December 2015, and served as manager of its advisor until December 2016. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”), and has served as the Chairman, Chief Executive Officer and/or President of several of CNL Holdings’ subsidiaries, including Chief Executive Officer and President (2008 to 2013) of CNL Financial Group, LLC (“CFG”), and as Executive Chairman (January 2011 to present), Chairman (1988 to January 2011), Chief Executive Officer (1995 to January 2011) and President (1980 to 1995) of CNL Financial Group, Inc. (“CNL Financial Group”), a diversified real estate company. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc., a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the Managing Dealer of this offering (1979 to 2013); and CNL Capital Markets Corp. (1990 to 2017). Mr. Seneff was also the Chairman and a principal stockholder of CNLBancshares, Inc. (1999 to 2015), which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his Bachelor of Arts in business administration from Florida State University.

Mr. Seneff was selected as one of our directors because of his particular knowledge and experience in capital raising, particularly with regard to equity offerings and debt transactions, which strengthens our board of directors’ collective knowledge, capabilities and experience. In addition, we believe that Mr. Seneff’s experience is valuable to our board of directors in its oversight of regulatory and compliance requirements as well as its exercise of fiduciary duties to us and our shareholders. Mr. Seneff is principally responsible for overseeing the formulation of our strategic objectives.
Andrew M. Schwartz, Interested Director. - Mr. Schwartz has served as a director since November 2025. Mr Schwartz joined LLCP in 2011 and currently serves as a Partner of LLCP. In this capacity, he is responsible for the day-to-day management of the U.S. Investment Team and is actively involved in sector strategy, deal structuring and due diligence and oversight of the U.S. portfolio. Mr. Schwartz is a member of the Executive and Investment Committees. Prior to joining LLCP, Mr. Schwartz was a Vice President with Liberty Partners, a middle-market private equity firm, and previously an investment banker with Jefferies, both based in New York. Mr. Schwartz attended the University of Pennsylvania where he received a Bachelor of Science in Economics with a Concentration in Finance from The Wharton School and a Bachelor of Science in Engineering in Computer Science and Engineering from the School of Engineering and Applied Science.
Mr. Schwartz was selected as one of our directors because of his prior leadership experience at LLCP and his experience acquiring and managing businesses.

Independent Directors
Robert J. Woody, Independent Director. - Mr. Woody has served as an independent director on our board of directors since 2017. Mr. Woody has also served as an independent director of CNL Lifestyle Properties, a public, non-traded REIT, from 2004 to 2017. He served as an independent director of CNL Healthcare Properties, Inc., a public, non-traded REIT, from October 2010 until April 2012. He serves as Managing Partner of Elgin Partners, LLC, the general partner of a private equity limited partnership in Washington, D.C. (November 2008 to present). He serves as Lead Independent Director of U.S. Energy Development Corporation (2018 to present). He served as deputy chairman and general counsel for Northstar Financial Services Ltd. (2005 through 2008) and as chief executive officer of Northstar Consulting Group, Inc. (2004 through 2005). Mr. Woody was the executive vice president and general counsel for Northstar Companies, Inc., an international wealth management firm, from 2002 until 2004. Before joining Northstar Companies, Inc., Mr. Woody was a partner at the law firm of Shook, Hardy & Bacon, L.L.P. (1997 to 2002). Mr. Woody received a Bachelor of Arts and a Juris Doctor from the University of Kansas and undertook graduate legal study in international law at the University of Exeter, England.

Mr. Woody was selected as one of our three independent directors because of his knowledge of business management and government relations, and his prior board experience.

Mark D. Linsz, Independent Director. - Mr. Linsz has served as an independent director on our board of directors since 2017. Mr. Linsz currently serves as co-founder and senior managing partner of My Next Season, an organization designed to help companies and individuals with career transitions. Mr. Linsz also serves as an independent director for CNL Strategic Residential Credit, Inc. and Commodity & Ingredient Hedging, LLC. Mr. Linsz served as an independent trustee for Corporate Capital Trust II. Mr. Linsz also held a series of senior financial positions at Bank of America from 1998 to 2014, most recently serving as CFO Risk Executive from 2013 to 2014 and Corporate Treasurer from 2009 to 2013. Previously, Mr. Linsz served as Bank of America's Global Markets Risk Executive from 2007 to 2009 and as Chief Risk Officer for Europe, the Middle East, Africa and Asia from 2005 to 2008. Prior to 2005, Mr. Linsz also served as Bank of America's Capital Markets Risk Executive and Head of Compliance for the Global Corporate and Investment Bank. Mr. Linsz began his career with Chicago Research and Trading Group (“CRT”) in 1987. Prior to being purchased by NationsBank, he was the head of Market Risk for CRT and continued these responsibilities at NationsBanc-CRT until 1998. Mr. Linsz previously served on the board of directors of the Deposit Trust and Clearing Corporation from 2013 to 2014 and on the board of directors of BlackRock Corporation from 2009 to 2011. Mr. Linsz received a Bachelor of Arts from National Louis University.

Mr. Linsz was selected as one of our three independent directors because of his prior board experience and financial expertise.
Benjamin A. Posen, Independent Director. - Mr. Posen has served as an independent director on our board of directors since 2017. Mr. Posen co-founded Lindbrook Capital LLC, and is responsible for all investment-related activities, including asset allocation and investment research and selection. Prior to Lindbrook, Mr. Posen spent 15 years at Oppenheimer & Co., where he co-formed the Posen/Dritz group and successfully built a team to manage assets for wealthy individuals, foundations and endowments. Mr. Posen started his career in 1993 with Paine Webber. Mr. Posen has been recognized as a partner on one of “America’s Top 100 Advisor Teams” by Barron’s Magazine, and received a Bachelor of Arts from the University of Minnesota.

Mr. Posen was selected as one of our three independent directors because of his industry experience and because of his investment experience and expertise.

Executive Officers
Chirag J. Bhavsar has served as our Chief Executive Officer since 2017. Mr. Bhavsar also currently serves as Co-Chief Executive Officer and Co-President of CNL Financial Group and Chairman, Director and Chief Executive Officer of CNL Strategic Residential Credit, Inc. Mr. Bhavsar served as Chief Operating Officer from January 1, 2017 to April 9, 2018, Chief Financial Officer from January 1, 2017 to May 1, 2018, and as Chief Executive Officer and Chairman of the board of trustees from December 8, 2017 to April 9, 2018 of Corporate Capital Trust II, a business development company. In addition, Mr. Bhavsar served as Chief Operating Officer and Chief Financial Officer for Corporate Capital Trust, Inc., a business development company, from January 1, 2017 until November 14, 2017. Mr. Bhavsar has spent most of the past 15 years of his career with entities affiliated with CNL Financial Group. Mr. Bhavsar has served in the roles of Executive Vice President, Chief Operating Officer, and Chief Financial Officer for Valley National Bank’s Florida Division, from 2015 to 2016, and as the Executive Vice President and Chief Financial Officer of its predecessor, CNLBancshares, Inc., from 2002 to 2015. Mr. Bhavsar is Chairman of the Board of Currency Exchange International Corp., which is a publicly traded company on the Toronto Stock Exchange. Mr. Bhavsar also currently serves as Director and President of Cogent Bank f/k/a Pinnacle Bank, which is a community bank based in Central Florida. Mr. Bhavsar received his Bachelor of Science in Accounting from the University of Florida in 1990, and received a Master of Science in Accounting from the University of Florida in 1991. Mr. Bhavsar also graduated from University of Virginia’s Banking School in 1993. He is a certified public accountant.

Tammy J. Tipton has served as our Chief Financial Officer since 2016 and as our Interim Chief Operating Officer since 2021. Ms. Tipton also currently serves as Chief Financial Officer, Senior Vice President and Treasurer of CNL Healthcare Corp. the advisor to CNL Healthcare Properties, Inc., a public, non-traded REIT. Ms. Tipton also has previously served as Chief Financial Officer, Senior Vice President and Treasurer, since its inception on July 9, 2015, the advisor to CNL Healthcare Properties II, Inc., another public, non-traded REIT. Ms. Tipton also serves as Chief Financial Officer and Treasurer of CNL Strategic Residential Credit, Inc. Ms. Tipton previously served as the Chief Financial Officer and Treasurer of CNL Lifestyle Properties, Inc., another public non-traded REIT from May 2015 to December 2017, and served as Chief Financial Officer from March 2014 to December 2017, and as Senior Vice President from May 2015 to December 2017 of its advisor. She also served as Chief Financial Officer and Treasurer of CNL Growth Properties, Inc., another public, non-traded REIT, from September 2014 to October 2017. She served as Chief Financial Officer and Treasurer of Global Income Trust, Inc., another public, non-traded REIT, from September 2014 until its dissolution in December 2015. She serves as Chief Financial Officer and Senior Vice President of CNL Financial Group where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CFG and its affiliates. Ms. Tipton also holds various other offices with other CFG affiliates. Ms. Tipton has served in various other financial roles since joining CNL Financial Group in 1987. These roles have included regulatory reporting for 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton earned a Bachelor of Science in accounting from the University of Central Florida. She is also a certified public accountant.
Paul W. Drury has served in the executive officer role as our Senior Managing Director and on the Investment Committee of the Manager since 2022. Mr. Drury also serves as Senior Managing Director of CNL Financial Group. Prior to joining CNL Financial Group in March of 2022, Mr. Drury served as a Senior Managing Director of the Investment Originations team at LLCP. In this capacity, he was responsible for the origination of new investment opportunities and investment due diligence with a focus on the Midwest region. During his 16 years at LLCP, Mr. Drury assisted to originate multiple new platform investments, including several of our investments. Prior to joining LLCP, Mr. Drury was a Vice President with the CIT Group, a New York-based middle-market lender, where he led the business development efforts throughout the Midwest and was responsible for developing strategic relationships with private equity investors, professional intermediaries and middle market businesses. Mr. Drury received a Bachelor of Science in Finance and Accounting from Texas Tech University and an Master of Business Administration with Honors from the University of Chicago Booth School of Business.

Other Company Officers
Safak Subasi has served us in the officer role as Senior Vice President since 2021. Mr. Subasi joined CNL Financial Group in 2006 and has served in progressive roles focusing on finance management, fund management, operations management, new product development and business analytics. Mr. Subasi also serves as a Senior Vice President, Finance and Fund Operations of CNL Financial Group. In this role, Mr. Subasi has worked to support critical functions within our Manager since the inception of the company. Mr Subasi also serves as a Senior Vice President of CNL Strategic Capital Partners and CNL Fund Advisors II. Prior to 2006, Mr. Subasi worked for Siemens AG, where he supported multiple business units in finance management. He also worked for Commercial Union Group in Turkey, where he developed financial investment models for clients. Mr. Subasi received his Bachelor of Science in Industrial Engineering from Bosphorus University (Istanbul, Turkey) and his Master of Business Administration with a concentration in Finance from Crummer Graduate School of Business (Rollins College - Winter Park, Florida).
Corporate Governance:
Board Leadership Structure
Our business and affairs are managed under the direction of our board of directors. Among other things, our board of directors sets broad policies for us and approves the appointment of the Manager, the Sub-Manager, the Administrator, the Sub-Administrator and our executive officers. The role of our board of directors, and of any individual director, is one of oversight and not of management of our day-to-day affairs.
Our board of directors understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the appropriate leadership structure may vary as circumstances warrant. Under our LLC Agreement, our board of directors may designate one of our directors as chair to preside over meetings of our board of directors and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our board of directors. Presently, Mr. Seneff serves as Chairman of the Board and is an “interested person” by virtue of his professional association with CNL Financial Group. We believe that it is in the best interests of our shareholders for Mr. Seneff to serve as Chairman of the Board because of his significant experience in matters of relevance to our business. We believe that our board of directors’ leadership structure is in the best interests of us and our shareholders. We also believe that this leadership structure creates a firm link between management and our board of directors and provides unified leadership for carrying out our strategic initiatives and business plans. Our board of directors has determined that the composition of our majority independent director board is an appropriate means to address any potential conflicts of interest that may arise from the chair's status as an interested person of the company.
All of the independent directors play an active role on our board of directors. The independent directors compose a majority of our board of directors and will be closely involved in all material deliberations related to us. The Board believes that, with these practices, each independent director has an equal involvement in the actions and oversight role of our board of directors and equal accountability to us and our shareholders. Our independent directors are expected to meet separately as part of certain regular meetings of the board of directors. Our independent directors may hold meetings at the request of any independent director.

Board Role in Risk Oversight

The Board plays an important role in the risk oversight of the company. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our executive officers and the Manager and the Sub-Manager are responsible for the day-to-day management of the risks the company faces, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In this capacity, our board of directors (or a committee thereof) performs many tasks, including but not limited to, receiving regular periodic reports from our internal and external auditors and the Manager and the Sub-Manager (with respect to our business), approving acquisitions and dispositions and new borrowings as well as periodically reviewing and discussing with our management the risks the company faces. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed by our executive officers and the Manager and the Sub-Manager are adequate and functioning as designed.

Our audit committee is specifically responsible, in consultation with management, our independent auditors and our internal auditor, for the integrity of our financial reporting processes and controls and valuation process. In executing this responsibility, our audit committee discusses policies with respect to risk assessment and risk management, including significant financial risk exposures and the steps management has taken to monitor, control and report on such exposures. As part of this process, our audit committee oversees the planning and conduct of an annual risk assessment that is designed to identify and analyze risks to implementing and executing our business strategy. The results of the risk assessment are then discussed with management and used to develop our annual internal audit plan.

Our board of directors believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of us, the Manager, the Sub-Manager and our other service providers.

Board Meetings and Attendance

The Board met four times for regular quarterly meetings during 2025. Each of the directors attended all of the meetings of our board of directors held during 2025 with the exception of Mr. Levine who resigned on October 31, 2025 and did not attend any of the quarterly meetings and Mr Schwartz who was appointed a Director on November 1, 2025 and attended one quarterly meeting. None of the directors attended the annual meeting held in 2025. We do not have a formal policy regarding director attendance at an annual meeting of Shareholders.
Committees of the Board
The Board may delegate many of its powers to one or more committees. We currently have one standing committee, the audit committee, which is comprised entirely of our three independent directors.

Audit Committee
Our audit committee consists of all of its independent directors, each of whom meets the independence standards established by the SEC for audit committees. Mark D. Linsz serves as chairman of the Audit Committee. The Board has determined that Mr. Linsz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website: www.cnlstrategiccapital.com. The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee held 16 meetings during 2025. Mr Linsz attended all meetings of the Audit Committee. Messrs. Posen and Woody attended 15 of the 16 meeting of the Audit Committee.
Other Board Committees
Currently, we do not have a nominating committee or a compensation committee. The Board is of the view that it is not necessary to have a nominating committee at this time because our board of directors is composed of only five members, a majority of whom are “independent” (as defined under our LLC Agreement). The Board does not have a compensation committee because we are externally managed and do not have any employees. We do not separately compensate our executive officers for their services as officers. However, the compensation payable to the Manager and the Sub-Manager pursuant to a management agreement (the “Management Agreement”) and a sub-management agreement (the “Sub-Management Agreement”), respectively, have been separately approved by our board of directors.
Committee Charters and Other Corporate Governance Documents
The Board has adopted corporate governance policies and procedures that our board of directors believes are in the best interest of the company and our shareholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, more particularly:
• A majority of our board of directors and all of the members of the Audit Committee are independent.
•The Board has adopted a charter for the Audit Committee; and one member of the Audit Committee is an “audit committee financial expert” as defined in the SEC rules.
•The Audit Committee hires, determines compensation of, and decides the scope of services performed by our independent auditors.
•We have adopted a Code of Business Conduct that applies to all directors and officers of the company and its subsidiaries, as well as all directors, officers and employees of the Manager and the Sub-Manager. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities. Other than as discussed above, we do not have a policy regarding the ability of our employees or directors to hedge our equity securities, including with respect to the types of transactions identified in Item 407(i)(1) of Regulation S-K. A copy of the Code of Business Conduct is posted on our website at www.cnlstrategiccapital.com.
•We have adopted a Whistleblower Policy that applies to all directors, managers and officers of the company and its subsidiaries and our Manager and certain individuals from other entities affiliated with the Manager who provide substantial management, administrative or other services to or for our benefit, and establishes procedures for the confidential, anonymous submission by such persons regarding improper accounting, internal controls, and auditing matters as violations of laws and other important Company policies.
•The Sponsor has adopted an Insider Trading Policy governing the purchase or sale of securities based on material nonpublic information by a director or officer of the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of such Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11.     Executive Compensation
Board of Directors Compensation
Each independent director is entitled to receive a $25,000 annual fee for services as well as $2,000 per board of directors meeting attended, whether they participate by telephone or in person. Each director serving on the Audit Committee will receive $2,000 per Audit Committee meeting attended, whether they participate by telephone or in person. The chairman of our Audit Committee will receive an annual retainer of $10,000. Independent directors will also receive $2,000 per day for their participation in all meetings and other Company-related business outside of normally scheduled board of directors’ meetings. In addition to the annual fee and fee for meeting attendance, as applicable, we will reimburse our independent directors for any reasonable out-of-pocket expenses incurred for its service as a director. No additional compensation will be paid for attending our annual meeting.

The table below sets forth the compensation received by each director from us for the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Total Compensation
Interested Directors:
James M. Seneff, Jr	$—	$—
Arthur E. Levine (1)	—	—
Andrew M Schwartz (2)	—	—
Independent Directors:
Mark D. Linsz	$75,000	$75,000
Benjamin A. Posen	63,000	63,000
Robert J. Woody	63,000	63,000
FOOTNOTES:
(1)Resigned effective October 31, 2025.
(2)Appointed effective November 1, 2025.
Compensation Discussion and Analysis
We are managed by the Manager pursuant to the Management Agreement. All of our executive officers are employees of the Manager or one or more of its affiliates. The Manager also provides administrative services to us under Administrative Services Agreement. In connection with its services, the Manager has agreed to provide us with personnel to serve as our appointed officers. Our appointed executive officers (who, while associated with the Manager, serve on our behalf) consist of our chief executive officer, chief financial officer, chief operating officer and senior managing director.

We have not paid, and do not intend to pay, any cash compensation to our executive officers and we do not currently intend to adopt any policies with respect thereto. We do not have agreements with any of our executive officers or any employees of the Manager or its affiliates with respect to their compensation. Pursuant to the Management Agreement, we pay the base management fee to the Manager, not to provide compensation to our executive officers, but to compensate the Manager for the services it provides for the day-to-day management of us (50% of which is paid to the Sub-Manager under the Sub-Management Agreement). No specific portion of the management fee is designated for use by the Manager as compensation to its employees who are our executive officers, and we are not required to, and do not, separately reimburse the Manager for compensation paid by the Manager to our executive officers. Rather, the Manager will determine the levels of base salary and cash incentive compensation that may be earned by our executive officers for services performed for the Manager, based on the time required for the performance of the duties of the Manager under the Management Agreement and such other factors as the Manager may determine are appropriate. The Manager will also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs for their services performed for the Manager. The Manager may choose to allocate any shares it acquires from us to one or more employees of the Manager or its affiliates from time to time and in its sole discretion. We do not play any role in the Manager's determination of how it compensates our executive officers as we are not entitled to review or approve compensation decisions made by the Manager under the terms of the Management Agreement or otherwise.

Accordingly, we do not have a compensation committee of our board of directors. The Audit Committee performs, to the extent that may be required, any duties typically delegated to a compensation committee of a board of directors. The Audit Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table shows certain information as of March 19, 2026, with respect to the beneficial ownership of the Shares by (i) each director and nominee, (ii) each executive officer, and (iii) all of our directors and executive officers as a group As of March 19, 2026 there were approximately 36,906,557 total Shares outstanding consisting of 3,724,101 Class FA shares, 1,687,939 Class S shares, 9,257,524 Class A shares, 2,024,165 Class T shares, 3,067,485 Class D shares and 17,145,343 Class I shares issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Unless otherwise indicated, to our knowledge, all persons named in the table below have sole voting power and sole investment power with respect to the Shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o CNL Strategic Capital, LLC, CNL Center at City Commons, Tower I, 450 South Orange Avenue, Suite 1400, Orlando, Florida, 32801.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of all Shares (2)
James M. Seneff, Jr	220,096 (3)(4)	*
Andrew M Schwarz	—	*
Mark D. Linsz	2,705 (4)(5)	*
Benjamin A. Posen	2,000 (4)	*
Robert J. Woody	5,475 (4)(7)	*
Chirag J. Bhavsar	19,079 (4)	*
Tammy J. Tipton	6,153 (4)(8)	*
Paul W. Drury	7,576 (9)	*

All executive officers and directors as a group (8 person)	263,084	0.71%

*    Represents beneficial ownership of less than 1%

(1)    Unless otherwise indicated, the address of each beneficial owner is c/o CNL Strategic Capital, LLC, 450 South Orange Avenue, Suite 1400, Orlando, FL 32801-3336.
(2)    Based on a total of 36,932,398 shares outstanding as of March 24, 2026.
(3)    Represents 60,096 Class FA shares held of record by the Manager, CNL Strategic Capital Management, LLC, an indirect subsidiary of CNL Financial Group, LLC, which is indirectly wholly owned by Mr. Seneff. Also represents 160,000 Class FA shares held of record by CNL Strategic Capital Investment, LLC, which is indirectly controlled by Mr. Seneff.
(4)    Includes common shares purchased in our private offerings.
(5)    Represents 2,000 Class FA common shares and 705 Class A common shares.
(7)    Represents 4,000 Class FA common shares and 1,475 Class A common shares.
(8)    Represents 2,616 Class FA common shares, 375 Class A common shares, and 3,162     Class I common shares.
(9)    Represents Class I common shares.

Item 13.     Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of our board of directors is comprised of “independent” directors as defined in our LLC Agreement. Based on its review of all relevant facts and circumstances, our board of directors has affirmatively determined that three of our five directors – Messrs. Linsz, Posen and Woody – qualify as independent directors under our LLC Agreement. A copy of our LLC Agreement is posted on our website at www.cnlstrategiccapital.com.

Policies Regarding Transactions with Certain Affiliates

Item 404 of the SEC’s Regulation S-K requires disclosure by us of any transaction between us and any related persons the amount of which exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons are employed and in which such person has 10% or greater beneficial ownership interest.

In order to reduce or eliminate certain potential conflicts of interest, our LLC Agreement contains restrictions and/or our board of directors has adopted written procedures, relating to (i) transactions between us and our Manager, our Sub-Manager or their respective affiliates and (ii) allocation of properties and loans among certain affiliated entities.

The Board, including a majority of our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Manager and the Sub-Manager, and their respective affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our LLC Agreement. The Board, including a majority of our independent directors, supervises the performance of the Manager and the Sub-Manager and their respective affiliates and the compensation we pay to them to determine whether the provisions of our compensation arrangements are being carried out. On November 6, 2024, our board of directors, including a majority of our independent directors, approved the renewal of the Management Agreement, the Administrative Services Agreement, the Sub-Administration Agreement and the Sub-Management Agreement, respectively, for an additional one-year term through February 7, 2027, subject to earlier termination in accordance with its terms.

Conflicts of Interest

The Manager, the Sub-Manager and certain of their affiliates will have certain conflicts of interest in connection with the management of our business affairs including the following:

◦Our executive officers and certain members of our board of directors serve as director and/or officers of various entities affiliated with the Manager and the Sub-Manager, as applicable.

◦The Manager, the Sub-Manager, the Administrator, the Sub-Administrator and their respective affiliates provide services to us. The Administrator and the Sub-Administrator oversee the performance of other administrative and professional services provided to us by others, including by their respective affiliates.

◦Regardless of the quality of our assets, the services provided to us or whether we pay distributions to our shareholders, the Manager and the Sub-Manager receive certain fees and expense reimbursements in connection with its services to us as the Manager and the Sub-Manager, respectively. Additionally, we may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services.

◦The agreements between us and the Manager, the Sub-Manager or their affiliates are not arm’s length agreements. In addition, as a result of the fact that we have some common management, including on our board of directors, with the Manager and the Sub-Manager, our board of directors may encounter conflicts of interest in enforcing our rights against the Manager, the Sub-Manager and their respective affiliates in the event of a default by, or disagreement with, any of the Manager, the Sub-Manager and their respective affiliates or in invoking powers, rights or options pursuant to any agreement between any of them and us.

◦The Board is responsible for determining the net asset value of our assets (with the assistance from the Manager, the Sub-Manager and an independent valuation firm engaged by our board of directors to assist with the valuation of our businesses) and, because the base management fee is payable monthly for a certain month is calculated based on the average value of our gross assets at the end of that month and the immediately preceding calendar month, a higher net asset value would result in a higher base management fee to the Manager and the Sub-Manager. We value our assets monthly at fair value as determined in good faith by our board of directors based on input from the Manager, the Sub-Manager and the independent valuation firm. The determination of the average value of our gross assets reflects changes in the fair market value of our businesses.

◦The Manager does not currently manage other clients; however, the Manager is not prohibited from doing so and the Manager may determine it is appropriate for us and one or more other clients managed in the future by the Manager or any of its affiliates to participate in an opportunity together. These co-opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other clients. The Manager will consider whether the transaction complies with the terms of our LLC Agreement or the partnership or limited liability company agreement of such other programs.

◦The Sub-Manager and its affiliates currently manage various other clients and accounts. The Sub-Manager and its affiliates may (i) give advice and take action with respect to any of its other clients that may differ from advice given or the timing or nature of action taken with respect to us, so long as it is consistent with the provisions of the Sub-Manager’s allocation policy and its obligations under the Sub-Management Agreement, and (ii) subject to an exclusivity agreement between the Manager and the Sub-Manager and its obligations thereunder, engage in activities that overlap with or compete with those in which the company and its subsidiaries, directly or indirectly, may engage. The company, on its own behalf and on behalf of its subsidiaries, has renounced any interest or expectancy in, or right to be offered an opportunity to participate in, any business opportunity which may be a corporate opportunity for another client of the Sub-Manager or its affiliates to the extent such opportunity has been determined in good faith by the Sub-Manager not to be allocated to the company, all in accordance with the company’s and the Sub-Manager’s allocation policy. Certain of our officers and directors have made, and may from time to time in the future make, passive investments in private funds or other investment vehicles sponsored and/or managed by the Sub-Manager or one of its affiliates.

◦Subject to our investment policy and its obligations under the Sub-Management Agreement, the Sub-Manager shall not have any obligation to recommend for purchase or sale any securities or loans which its principals, affiliates or employees may purchase or sell for its or their own accounts or for any other client or account if, in the opinion of the Sub-Manager, such transaction or investment appears unsuitable, impractical or undesirable for the Manager (on our behalf).

◦The Manager and the Sub-Manager will experience conflicts of interest in connection with the management of our business affairs relating to the allocation of business opportunities by the Manager, the Sub-Manager and their respective affiliates to us and other clients. The Sub-Manager or its affiliates currently manage other clients that have a similar business strategy as us. The Sub-Manager will determine which opportunities it presents to us or another client with a similar business objective. The Sub-Manager may determine that an opportunity is more appropriate for another client managed by the Sub-Manager or any of its affiliates than it is for us and present such opportunity to the other client. In certain cases, the Sub-Manager, subject to approval by the Manager that the opportunity meets our investment objectives and final approval of such opportunity by our board of directors, may determine it is appropriate for us to participate in an acquisition opportunity alongside one or more other clients managed by the Sub-Manager or any of its affiliates. These co-opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other clients. To the extent the Sub-Manager identifies such co-opportunities, the Sub-Manager has developed an allocation policy to ensure that we are treated fairly and equitably. The Sub-Manager and its affiliates will utilize this allocation policy to determine how to allocate opportunities that may be appropriate for us or other of the Sub-Manager’s or its affiliates’ clients. As part of this policy, the Sub-Manager will consider a variety of factors in making allocation decisions, including a client’s stated investment objectives, scope, criteria, guidelines, business strategy and available capital for investment. As a result, the Sub-Manager and its affiliates may determine, in its discretion, that it is appropriate to allocate opportunities to other clients in whole or in part as co-opportunities. The Sub-Manager will also consider whether the transaction complies with the terms of our LLC Agreement or the partnership or limited liability company agreement of such other programs and our investment policy. The Board has adopted its own allocation policy, which incorporates the

Sub-Manager’s allocation policy by reference. If we invest in a general partnership or joint venture with affiliates, management fees payable in connection with such an investment will be proportional to our respective interest in the investment or the value of services provided, as applicable. The independent directors of our board of directors will be responsible for oversight of the allocation process.

◦Consistent with our allocation policy, in the event that a co-investment opportunity that the Manager has approved for potential participation does not close and the Sub-Manager and its affiliates accumulate broken deal costs in connection with the co-investment opportunity, the Sub-Manager and its affiliates will be required to allocate such broken deal costs among us and the other participating accounts. Broken deal costs will generally be allocated to us by the Sub-Manager pro rata based on our allocation in a proposed co-investment opportunity if our allocation in such co-investment opportunity has been determined; however, in the event that we expect to participate in a co-investment opportunity with LLCP VII, or LMM III Fund which accumulates broken deal costs and our allocation in such co-investment opportunity has not been determined, we will be allocated 5% of the broken deal costs with respect to a co-investment with LLCP VII, or 10% of the broken deal costs with respect to a co-investment with the LMM III Fund, subject to annual review by the Sub-Manager. We may similarly act as a dedicated co-investor for other private acquisition funds advised by affiliates of the Sub-Manager that are formed in the future, with our allocation percentage being determined at or prior to the time we begin pursuing co-investment opportunities with such vehicles and subject to annual review by the Sub-Manager. Additionally, on a quarterly basis, the Sub-Manager will identify third party broken deal costs for opportunities that were not presented to the Manager for prior approval but which are determined in the Sub-Manager’s reasonable judgment and in a manner consistent with the Sub-Manager’s fiduciary obligations to have qualified as a potential investment opportunity for us on a direct or co-investment basis (such opportunity, a “lookback broken deal”). Subject to approval by the Manager, we will reimburse the Sub-Manager for our allocable portion of third party broken deal expenses incurred in connection with a lookback broken deal. In the case of a lookback broken deal identified as an opportunity on a co-investment basis with LLCP VII or LMM III Fund, our allocable portion of such third party broken deal expenses will be 5% or 10%, respectively. Unless our board of directors approves otherwise, in no event will our portion of the aggregate lookback broken deal expenses exceed $75,000 on a calendar year basis.

◦Our businesses may pay transaction fees to the Sub-Manager for services it provides to them and therefore our shareholders may be indirectly subject to such fees (except that no such transaction fees were charged on our acquisition of the initial businesses). These fees may be paid before we realize any income or gain. The Manager and the Sub-Manager may face conflicts of interest with respect to services performed for our businesses, on the one hand, and opportunities recommended to us, on the other hand.

Certain Relationships with Affiliates
We commenced the Initial Public Offering on March 7, 2018 and terminated the Initial Public Offering on November 1, 2021, after having raised aggregate gross offering proceeds of approximately $264.7 million from the sale of shares of our shares. We commenced the Follow-On Public Offering on November 1, 2021 and terminated the Follow-On Public Offering on November 1, 2024, after having raised aggregate gross offering proceeds of approximately $704.8 million from the sale of our shares in the Follow-On Public Offering. On November 1, 2024, we commenced the Second Follow-On Offering of up to $1.1 billion of shares of our shares.

The following discussion sets forth the agreements that we have entered into with affiliates in connection with the Public Offerings. The statements relating to each agreement set forth in this section and elsewhere in this Annual Report are subject to and are qualified in their entirety by reference to all of the provisions of such agreements, which are filed as exhibits with the SEC.

Manager and/or Sub-Manager

We pay each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) described below. We incurred base management fees of approximately $24.0 million and $18.1 million during the years ended December 31, 2025 and December 31, 2024, respectively.

We also pay each of our Manager and our Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. We recorded total return incentive fees of approximately $30.3 million and $24.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. The total return incentive fee is based on the Total Return to Shareholders (as defined below) for each share class in any calendar year, payable annually in arrears. We accrue (but do not pay) the total return incentive fee on a quarterly basis, to the extent that it is earned, and performs a final reconciliation and makes required payments at completion of each calendar year. The total return incentive fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support Agreement described below. For purposes of this calculation, “Total Return to Shareholders” for any calendar quarter is calculated for each share class as the change in the net asset value for such share class plus total distributions for such share class calculated based on the Average Adjusted Capital for such class as of such calendar quarter end. The terms “Total Return to Non-founder Shareholders” and “Total Return to Founder Shareholders” means the Total Return to Shareholders specifically attributable to each particular share class of Non-founder shares (Class A shares, Class T shares, Class D shares and Class I shares) or Founder shares (Class FA shares and Class S shares), as applicable.

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

•As it relates to Founder shares, all of the Total Return to Founder Shareholders with respect to each particular share class of Founder shares, if any, that exceeds the Annual Preferred Return, but is less than or equal to 7.777%, or the “founder breakpoint,” in any calendar year, will be payable to the Manager (“Founder Catch Up”). The Founder Catch Up is intended to provide an incentive fee of 10% of the Total Return to Founder Shareholders of a particular share class once the Total Return to Founder Shareholders of a particular share class exceeds 7.777% in any calendar year.

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

•For purposes of calculating the Total Return to Shareholders, the change in our net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of our shares since inception, adjusted for any special distributions resulting from the sale of our assets, provided such adjustment is approved by our board of directors. If, as of each calendar year end, our net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in our net asset value for such share class in excess of the High Water Mark, and (B) if our net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in our per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in our per share net asset value will be included the calculation of Total Return to Shareholders for such share class. For the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020 and 2019, the High Water Marks were as follows:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2019	$26.65	$26.44	$26.54	$26.23	$26.55	N/A
December 31, 2020	27.64	26.91	27.01	26.61	27.15	$27.64
December 31, 2021	29.97	28.67	28.67	28.24	29.06	30.08
December 31, 2022	32.62	30.66	30.66	30.35	31.18	32.84
December 31, 2023	34.90	32.46	32.46	32.11	32.88	35.39
December 31, 2024	36.67	33.64	33.64	33.31	34.06	37.25
December 31, 2025	39.55	35.68	35.72	35.42	36.12	40.09

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

We reimburse our Manager and our Sub-Manager and their respective affiliates for certain third party operating expenses and pursuit costs incurred in connection with their provision of services to us, including fees, costs, expenses, liabilities and obligations relating to our activities, acquisitions, dispositions, financings and business, subject to the terms of our LLC Agreement, the Management Agreement, the Sub-Management Agreement and the Expense Support Agreement. We do not reimburse the Manager and Sub-Manager for administrative services performed by the Manager or Sub-Manager for our behalf.

We entered into an Expense Support Agreement with the Manager and the Sub-Manager, which became effective on February 7, 2018, pursuant to which each of the Manager and the Sub-Manager agrees to reduce the payment of base management fees, total return incentive fees and the reimbursements of reimbursable expenses due to the Manager and the Sub-Manager under the Management Agreement and the Sub-Management Agreement, as applicable, to the extent that our annual regular cash distributions exceed its annual net income (with certain adjustments). The amount of such expense support is equal to the annual (calendar year) excess, if any, of (a) the distributions (as defined in the Expense Support Agreement) declared and paid (net of our distribution reinvestment plan) to shareholders minus (b) the available operating funds, as defined in the Expense Support Agreement (the “Expense Support”). Expense Support is paid by the Manager and Sub-Manager annually in arrears.

The Expense Support amount is borne equally by the Manager and the Sub-Manager and is calculated as of the last business day of the calendar year. Beginning on February 7, 2018 and continuing until the Expense Support Agreement is terminated, the Manager and Sub-Manager shall equally conditionally reduce the payment of fees and reimbursements of reimbursable expenses in an amount equal to the conditional waiver amount (as defined in and subject to limitations described in the Expense Support Agreement). The term of the Expense Support Agreement has the same initial term and renewal terms as the Management Agreement or the Sub-Management Agreement, as applicable, to the Manager or the Sub-Manager.

If, on the last business day of the calendar year, the annual (calendar year) year-to-date available operating funds exceeds the sum of the annual (calendar year) year-to-date distributions paid per share class (the “Excess Operating Funds”), we use such Excess Operating Funds to pay the Manager and the Sub-Manager all or a portion of the outstanding unreimbursed Expense Support amounts for each share class, as applicable, subject to certain conditions (the “Conditional Reimbursements”) as described further in the Expense Support Agreement. Our obligation to make Conditional Reimbursements shall automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support Agreement.

Since inception, we have received cumulative Expense Support from the Manager and Sub-Manager of approximately $5.1 million. During the year ended December 31, 2025, we recorded Expense Support due from the Manager and Sub-Manager of $1.0 million. During the year ended December 31, 2024, we recorded reimbursement of Expense Support of approximately less than $0.1 million. Expense support (reimbursement) is paid by (to) the Manager and Sub-Manager annually in arrears.

Under the Public Offerings, we reimburse our Manager and our Sub-Manager, along with their respective affiliates, for the organization and offering costs (other than selling commissions and placement agent / dealer manager fees) they have incurred on our behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. We incurred an obligation to reimburse the Manager and Sub-Manager for approximately $1.9 million and $1.3 million in organization and offering costs based on actual amounts raised through the Public Offerings during the years ended December 31, 2025 and 2024, respectively. These costs will be recognized by us in future periods as we receive future offering proceeds from its Public Offering to the extent such costs are within the 1.5% limitation.

Managing Dealer

Under the Public Offerings, we pay CNL Securities Corp., an affiliate of the Manager, a selling commission up to 6.00% of the sale price for each Class A share and 3.00% of the sale price for each Class T share sold in the Public Offerings (excluding sales pursuant to our distribution reinvestment plan). The Managing Dealer may reallow all or a portion of the selling commissions to participating broker-dealers. Under the Public Offerings, we pay the Managing Dealer a distribution and shareholder servicing fee, subject to certain limits, with respect to its Class T and Class D shares (excluding Class T shares and Class D shares sold through the distribution reinvestment plan and those received as share distributions) in an annual amount equal to 1.00% and 0.50%, respectively, of its current net asset value per share, as disclosed in its periodic or current reports, payable on a monthly basis. The distribution and shareholder servicing fee accrues daily and is paid monthly in arrears. The Managing Dealer may reallow all or a portion of the distribution and shareholder servicing fee to the broker-dealer who sold the Class T or Class D shares or, if applicable, to a servicing broker-dealer of the Class T or Class D shares or a fund supermarket platform featuring Class D shares, so long as the broker-dealer or financial intermediary has entered into a contractual agreement with the Managing Dealer that provides for such reallowance. The distribution and shareholder servicing fee is an ongoing fee that is allocated among all Class T and Class D shares, respectively, and is not paid at the time of purchase. The Manager also provides us with certain administrative services under the Administrative Services Agreement. The Sub-Manager also provides certain other administrative services to us under the Sub-Administration Agreement with the Manager. We may pay third parties directly or reimburse the costs or expenses of third parties paid by the Administrator and the Sub-Administrator for providing us with certain administrative services.

Payments to Related Parties

Related party fees and expenses incurred for the years ended December 31, 2025 and 2024 are summarized below (in thousands):

		Years Ended December 31,
Related Party	Source Agreement & Description	2025	2024
Managing Dealer	Managing Dealer Agreement: Commissions (1)	$624	$2,282
	Dealer manager fees (1)	358	322
	Distribution and shareholder servicing fees (2)	1,336	1,313
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	1,893	1,265
	Base management fees(3)	23,993	18,083
	Total return incentive fees(3)	30,321	24,119
Manager and Sub-Manager	Agreement: Expense Support	(950)	(20)
	Agreement: Reimbursement of Expense Support	—	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	130	511
	Shareholder servicing fees(2)	660	—
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	1,264	1,301
 FOOTNOTES:
(1)Included in “Issuance of common shares through the Public Offerings” in our consolidated statements of changes in net assets.
(2)Included in “Distribution and shareholder servicing fees” in our condensed consolidated statements of operations.
(3)Expenses subject to Expense Support, if applicable.
(4)Offering expense reimbursements are capitalized on our consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Company’s statements of operations over the lesser of the offering period or 12 months.
(5)Included in “Professional services” in our consolidated statements of operations.
(6)Includes reimbursement of third-party fees incurred for investments that did not close, including fees and expenses associated with performing due diligence reviews.

The following table presents amounts due to related parties as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Due from related parties
Expense Support	$950	$20
Total due from related parties	$950	$20
Due to related parties:
Total return incentive fees	$(30,321)	$(24,119)
Base management fees	(2,222)	(1,758)
Offering expenses	(65)	(138)
Distribution and shareholder servicing fees	(115)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(17)	(276)
Total due to related party	$(32,740)	$(26,406)
Total due to related parties, net	$(31,790)	$(26,386)

Indemnification

The Management Agreement and the Sub-Management Agreement provide certain indemnification to the Manager and Sub-Manager, and their respective officers managers, partners, members, agents, employees, controlling persons, shareholders and any other person or entity affiliated with the Manager or Sub-Manager. The managing dealer agreement provides certain indemnification to the extent permitted by applicable federal and state law (including, but not limited to federal and state securities laws) to the Managing Dealer and each distribution participant, and their respective officers, directors, partners, employees, associated persons, agents and control persons. In addition, our LLC Agreement provides certain indemnifications to its officers, directors, agents, and certain other persons. As of December 31, 2025, management believed that the risk of incurring of any losses for such indemnification was remote.

Item 14.     Principal Accountant Fees and Services
The Board and Audit Committee have re-appointed Ernst & Young LLP, 200 S. Orange Ave., Suite 2800, Orlando, FL 32801, as our independent registered public accounting firm and as auditors of our consolidated financial statements for 2026. Ernst & Young LLP has served as the Company’s independent registered public accounting firm since 2017.

At the Annual Meeting, the shareholders are being asked to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2026. We are not required to have the shareholders ratify the selection of Ernst & Young LLP as our independent registered public accounting firm; however, we are doing so because it believes it is a matter of best corporate practices. In the event of a negative vote on such ratification, the Audit Committee will reconsider the appointment. Even if this appointment is ratified, the Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year, if the Audit Committee determines that such a change would be in the best interests of us and our shareholders. Representatives of Ernst & Young LLP are not expected to be present at the Annual Meeting, but will have the opportunity to make a statement if they desire to do so, and will be available to respond to questions.

Fees to Auditors

The following table shows the audit fees and non-audit related fees incurred or paid to Ernst & Young LLP for professional services performed for our fiscal years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit fees (1)	$795,038	$592,060
Audit-related fees (2)	—	40,000
Tax fees (3)	—	62,000
All other fees (4)	—	—
Total Fees	$795,038	$694,060

(1)    “Audit Fees” consists of fees billed for professional services rendered for the audit of our year end financial statements and quarterly reviews, and services that are normally provided by Ernst & Young LLP in connection with regulatory filings.
(2)    “Audit-Related Fees” are those fees billed to us relating to audit services provided by Ernst & Young LLP, including fees for services performed by Ernst & Young LLP that are closely related to the audit and in many cases could only be provided by our independent auditors, which are not reported under Audit Fees. Such services include consents related to our registration statement on Form S-1 and assistance with and review of other documents filed with the SEC including documents related to our registration statement on Form S-1.
(3)    “Tax Fees” are those fees billed to us in connection with tax services performed by Ernst & Young LLP, including, routine on-call tax advisory services, tax compliance services and preparation of our income tax returns.
(4)    “All Other Fees” are those fees billed to us in connection with permitted non-audit services performed by Ernst & Young LLP other than the services disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

We maintain an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for us, and for permissible non-audit services for our investment advisers and any affiliates thereof that provide services to us, if such non-audit services have a direct impact on the operations or financial reporting of the company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal year ended December 31, 2025, were pre-approved by our audit committee in accordance with its pre-approval policy.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    Financial Statements
1.The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:
i.Sill Holdings, LLC
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Year Ended December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2025
and 2024
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
ii.Clarion Safety Holdings, LLC and Subsidiaries
Independent Auditor’s Report
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Year Ended December 31, 2025 and 2024
Consolidated Statements of Changes in Members’ Equity for the Year Ended December 31, 2025
and 2024
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and 2024
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

Exhibit No.	Description
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

Exhibit No.	Description
10.18
Note Purchase Agreement dated October 7, 2021, by and among Douglas Machines Buyer, Inc., Douglas Machines Corp., Douglas Machines Holdings, LLC, and DM Strategic Capital DebtCo, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021).

10.19
Unit Purchase Agreement dated December 9, 2021, by and among Clarion Safety Buyer, LLC, the Members of Clarion Safety Systems, LLC, and Clarion Investment Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2021).

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

19.1	Insider Trading Policy. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-k filed with the SEC on March 31, 2025.)

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm - Ernst & Young, LLP.

23.2*	Consent of Independent Registered Public Accounting Firm - Plante & Moran, PLLC

23.3*	Consent of Independent Registered Public Accounting Firm - PKF O’Connor Davies, LLP

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Consolidated Financial Statements.

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

Sill Holdings, LLC
and Subsidiaries

Consolidated Financial Statements

December 31, 2025

Sill Holdings, LLC and Subsidiaries
Consolidated Financial Statements

Independent Auditor’s Report	123-124

Consolidated Financial Statements

Consolidated Balance Sheet	125

Consolidated Statement of Operations	126

Consolidated Statement of Members’ Equity	127

Consolidated Statement of Cash Flows	128

Notes to Consolidated Financial Statements	129-142

Independent Auditor's Report

To the Board of Directors
Sill Holdings, LLC and Subsidiaries

Opinion
We have audited the consolidated financial statements of Sill Holdings, LLC and Subsidiaries (the "Company"), which comprise the consolidated balance sheet as of December 31, 2025 and 2024 and the related consolidated statements of operations, members' equity , and cash flows for the years then ended and the related notes through the consolidated financial statements.
In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
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

/s/Plante & Moran, PLLC
March 10, 2026

Sill Holdings, LLC and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2025 and December 31, 2024

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$5,244,632	$5,001,820
Accounts receivable, net	7,958,862	6,387,465
Prepaid expenses and other current assets	494,769	571,063
Canadian income taxes receivable	113,245	78,694
Total current assets	13,811,508	12,039,042
Property and Equipment, Net	562,719	540,077
Goodwill	89,710,785	87,076,659
Intangible Assets, Net	17,383,642	18,369,364
Right-of-use Operating Assets	1,583,604	1,882,843
Deferred Tax Asset, Net	—	68,619
Total assets	$123,052,258	$119,976,604

Liabilities and Members' Equity
Current Liabilities
Accounts payable	$548,899	$1,300,243
Accrued compensation	2,879,064	1,357,537
Other accrued expenses and current liabilities	163,400	358,049
Seller payable	206,425	2,210,966
Holdback payable	650,000	—
Current portion of earnout payable	2,000,000	—
Current portion of operating lease liabilities	498,438	358,606
Total current liabilities	6,946,226	5,585,401
Senior Secured Note	16,000,000	16,000,000
Long-term Operating Lease Liabilities, Net of current portion	1,109,991	1,527,584
Deferred Tax Liability	226,525	—
Earnout Payable	850,000	1,380,000
Total liabilities	25,132,742	24,492,985
Members' Equity	97,919,516	95,483,619
Total liabilities and members' equity	$123,052,258	$119,976,604

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Operations
For the year ended December 31, 2025 and 2024

	2025	2024
Net revenue	$41,270,289	$22,311,300
Operating Expenses
Selling, general, and administrative expenses	28,853,475	16,199,751
Amortization and depreciation	3,558,303	2,735,996
Unit option expense	171,046	225,344
Total operating expenses	32,582,824	19,161,091
Operating income	8,687,465	3,150,209
Nonoperating Income and (Expense)
Transaction expenses	(1,104,974)	(1,800,507)
Interest expense	(2,273,770)	(2,296,521)
State and local taxes	(93,908)	(39,568)
Fair value adjustment to contingent consideration	(1,330,746)	500,000
Other income	16,959	766
Total nonoperating expense	(4,786,439)	(3,635,830)
Income (Loss) Before Income Taxes	3,901,026	(485,621)
Provision for Income Taxes	(664,462)	(911,053)
Consolidated Net (Income) Loss	3,236,564	(1,396,674)

Other Comprehensive Income (Loss)
Gain (loss) on foreign currency translation adjustments	128,287	(167,282)
Comprehensive Net Income (Loss)	$3,364,851	$(1,563,956)
See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Members’ Equity
For the year ended December 31, 2025 and 2024

			Accumulated
		Accumulated	Other
	Members’	(Deficit)/	Comprehensive
	Capital	Earnings	Income/(Loss)	Total
Balance, December 31, 2023	$59,100,000	$(1,010,686)	$32,917	$58,122,231
Issuance of 24,208 Class A Units and 5,397 Class B Units	39,000,000	—	—	39,000,000
Distributions	(300,000)	—	—	(300,000)
Consolidated net loss	—	(1,396,674)	—	(1,396,674)
Unit option compensation expense	225,344	—	—	225,344
Foreign currency translation adjustments	—	—	(167,282)	(167,282)
Balance, December 31, 2024	$98,025,344	$(2,407,360)	$(134,365)	$95,483,619
Issuance of 3,071 Class A Units and 54 Class B Units	5,800,000	—	—	5,800,000
Distributions	(6,900,000)	—	—	(6,900,000)
Consolidated net income	—	3,236,564	—	3,236,564
Unit option compensation expense	171,046	—	—	171,046
Foreign currency translation adjustments	—	—	128,287	128,287
Balance, December 31,2025	$97,096,390	$829,204	$(6,078)	$97,919,516

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Consolidated Statement of Cash Flows
For the year ended December 31, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities
Consolidated net income (loss)	$3,236,564	$(1,396,674)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation expense	172,581	154,160
Amortization of intangible assets	3,385,722	2,581,747
Bad debt expense	244,154	157,768
Non-cash lease expense	21,478	2,121
Deferred income tax benefit	295,144	547,928
Unit option expense	171,046	225,344
Fair value adjustment of contingent consideration	1,330,746	(500,000)
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(1,555,511)	(2,034,955)
Prepaid expenses and other assets	113,610	164,742
Accounts payable	(751,344)	(104,078)
Accrued expenses and other current liabilities	1,227,702	(127,553)
Canadian income taxes payable	(34,551)	(163,340)
Net cash provided in (used in) operating activities	7,857,341	(492,790)
Cash Flows from Investing Activities
Purchases of property and equipment	(195,223)	(197,335)
Cash paid for acquisitions, net of cash acquired	(4,222,266)	(26,950,018)
Net cash used in investing activities	(4,417,489)	(27,147,353)
Cash Flows from Financing Activities
Equity proceeds for business acquisitions, Class A and Class B Units	5,700,000	32,000,000
Distributions paid	(6,900,000)	(300,000)
Payments on payables to seller	(2,125,327)	(706,034)
Net cash provided by (used in) financing activities	(3,325,327)	30,993,966
Effect on exchange rates on foreign subsidiary assets and liabilities	128,287	(167,282)
Net increase in cash	242,812	3,186,541
Cash and cash equivalents, beginning of period	5,001,820	1,815,279
Cash and cash equivalents, end of period	$5,244,632	$5,001,820

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,273,770	$2,296,521
Significant Noncash transactions
Holdback payable	$650,000	$—
Issuance of rollover Units in connection with business acquisitions	$100,000	$7,000,000
Fair value of earnout issued with business acquisitions	$—	$1,380,000

See notes to consolidated financial statements.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and and 2024

Note 1 – Nature of Business

Sill Holdings, LLC (“Holdings") is a Delaware limited liability company formed on September 28, 2023 and began operations on October 20, 2023 in connection with the acquisition of ANS Intermediate Holdco, LLC (“Intermediate”), an Ohio limited liability company formed on August 6, 2018, and Alex N. Sill Insurance Adjustment Company (Canada), Ltd. (“ANS Canada”). The purchase of Intermediate occurred through Sill Buyer, LLC (“US Buyer”), a Delaware limited liability company formed on September 28, 2023 and a wholly owned subsidiary of Holdings. The purchase of ANS Canada occurred through Sill Canadian Holdings, LLC (“Canadian Buyer”), a wholly owned subsidiary of Holdings. Subsequent to the transaction closing, Canadian Buyer was immediately amalgamated into ANS Canada. Intermediate wholly owns Alex N. Sill Company, LLC (“ANS”), National Forensic Solutions, LLC (“NFS”), and Canadian Claim Quantification Services, Inc. (“CCQS”). ANS and NFS are Ohio limited liability company’s formed on April 15, 1932 and October 8, 2020, respectively. CCQS and ANS Canada are Ontario Business Corporations formed on November 30, 2021 and December 24, 1987, respectively. As further described in Note 3, Intermediate purchased all of the issued and outstanding stock of Seltser & Goldstein, LLC (“SGPA”) and Young Adjustment Company, LLC (“Young”) during 2024 and ANS purchased substantially all of the assets of Precision Public Adjusting, LLC (“PPA”) during 2025. The aforementioned entities are collectively referred to as “the Company.”

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

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 2 – Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

For the years ended December 31, 2025 and December 31, 2024, the Company’s revenue attributable to Canada operations (CCQS and ANS Canada) represented approximately 9% and 15% of net revenue, respectively.

Cash and Cash Equivalents

Cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less at the time of acquisition.

Adoption of New Accounting Pronouncement

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU introduced a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the practical expedient, the Company assumes that current conditions as of the balance sheet date will not change for the remaining life of the asset.

The Company adopted the new guidance on January 1, 2025 on a prospective basis. The adoptions of this guidance did not have a significant impact on the financial statements.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 2 – Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable represent amounts billed to customer and not yet collected or amounts that were earned and are recorded when the right to consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and do not bear interest. Net accounts receivable total $7,958,862, $6,387,465, and $2,760,059 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. The Company review’s the allowance for doubtful accounts on a regular basis and, when necessary, provides an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be received. A summary of the changes in the allowance for doubtful account for the year ended December 31, 2025 and December 31, 2024 is as follows:

Balance, December 31, 2023	$7,868
Provision for credit losses	157,768
Recoveries of amounts previously written off	—
Write-offs charged against the allowance	(25,462)
Balance, December 31, 2024	$140,174

Provision for credit losses	$244,154
Recoveries of amounts previously written off	—
Write-offs charged against the allowance	(168,118)
Balance, December 31, 2025	$216,210

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

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2024 and

Note 2 – Significant Accounting Policies (continued)

Goodwill

The recorded amount of goodwill from the acquisitions described Note 3 is based on management's best estimate of the fair values of assets acquired and liabilities assumed at the Date of Acquisition. Goodwill is assessed for impairment at each reporting date. In the event that the fair value is less than the carrying value, the Company recognizes an impairment charge to goodwill through the statement of operations. During both the years ended December 31, 2025 and December 31, 2024 there were no impairment charges recognized.

Intangible Assets

Intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During both the years ended December 31, 2025 and December 31, 2024 there were no impairment events identified; accordingly, no impairment charges to earnings were recognized.

Line of Credit

The Company entered into a line of credit with a financial institution on April 5, 2024 with an initial maturity date of April 5, 2025, which can be used for working capital and general purposes up to $5,000,000. The unpaid principal balance of cash advances under the revolving line of credit bear interest at the greater of (a) 2.00% or (b) the Secured Overnight Financing Rate plus 2.00%. During 2025, the Company amended the line of credit to extend the maturity date to April 5, 2026. There are no required periodic principal payments until maturity, at which time all amounts outstanding come due.

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

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 2 – Significant Accounting Policies (continued)

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

Risks, Uncertainties, and Major Clients

The Company generally maintains cash on deposit at banks in excess of federally insured amounts. The Company has not experienced any losses in such accounts. There were no customer concentrations during both the year ended December 31, 2025 and December 31, 2024.

Note 3 – Business Combinations

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
For the year ended December 31, 2025 and 2024

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

At the time of acquisition, accounts receivable acquired from SGPA and Young totaled $1,154,278 and $1,114,091, respectively, with expected collections of $839,520 for SGPA and $864,177 for Young. During 2025, the expected collections on the acquired SGPA and Young accounts receivable increased to $924,301 and $989,770, respectively.

The identifiable intangible assets acquired and associated useful life and valuation methodologies are as follows:

			Useful	Valuation
	SGPA	Young	Life (Yrs)	Methodology
Customer Relationships	$1,600,000	$900,000	3	Excess Earnings
Trade Name	4,200,000	2,000,000	15	Relief from Royalty
Total identifiable intangible assets	$5,800,000	$2,900,000

The goodwill recognized from the 2024 acquisitions is attributable primarily to the value of the assembled workforce and growth potential of SGPA and Young. The SGPA and Young Acquisition were treated as the acquisition of assets for income tax purposes. Accordingly, the goodwill generated as part of the transaction will be deductible for tax purposes over 15 years.

The terms of the SGPA purchase agreement allow the selling parties of SGPA to receive additional proceeds of up to $1,000,000 (the “SGPA Earnout”) upon the achievement of certain revenue targets during the twelve-month period ending December 31, 2025. At the time of acquisition, the fair value prescribed to the SGPA Earnout was $350,000 and was determined through forecasted earnings and a monte carlo simulation based option pricing model. As of December 31, 2024 the fair value of the SGPA Earnout is $350,000. As of December 31, 2025 the Company expects to settle the SGPA earnout for $1,000,000 based on the achievement of the associated revenue targets and as such recorded an increase to the earnout payable of $650,000 during the year-ended December 31, 2025. The SGPA Earnout will be settled during the year ended December 31, 2026 and as such, is classified as a current liability on the consolidated balance sheet. In addition to the SGPA Earnout, the selling parties of SGPA are entitled to 50% of fees collected (“WIP Payments”) based on the realization of work-in-process as of the closing date that is actually collected by the Company in cash during the twelve-month period ending on June 28, 2025, not to exceed $2,750,000.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 3 – Business Combinations (continued)

2024 Business Combinations (continued)

At the time of acquisition, the value prescribed to the WIP Payments of $2,600,000 is based on the fair value of the amount to be paid. Based on the progress towards realization of the closing date work-in-process as December 31, 2024 and December 31, 2025, the Company recognized fair value adjustments of $500,000 and $327,513, respectively, as separate components of nonoperating income on the consolidated statement of operations. During the year ended December 31, 2025, the Company settled the WIP Payments owed to the selling parties of SGPA through total cash remittances of $1,066,453.

The terms of the Young purchase agreement allow the selling parties of Young to receive additional proceeds of up to $2,000,000 (the “Young Earnout”), split between two payments of up to $1,000,000, upon the achievement of certain revenue targets during the twelve-month period ending December 20, 2025 and the twelve-month period ending December 20, 2026. At the time of acquisition, the fair value prescribed to the Young Earnout was $1,030,000 and was determined through forecasted earnings and a monte carlo simulation based option pricing model. As of December 31, 2024 the fair value of the Young Earnout is $1,030,000. During the year ended December 31, 2025, the Company increased the fair value of the expected amount owed under the Young Earnout to $1,850,000. The Company expects to settle $1,000,000 of the Young Earnout during the year ended December 31, 2026 and the remaining amount of $850,000 during the year ended December 31, 2027. In addition to the Young Earnout, the selling parties of Young are entitled to receive additional proceeds (“AR Payments”) based on the Company’s collection of certain receivables as of the acquisition date.

At the time of acquisition, the fair value prescribed to the AR Payments of $817,000 is based on the expected collections of such receivables. During the year ended December 31, 2025 the Company made total cash remittances of $899,277 to the selling parties of Young. As of December 31, 2025, the fair value prescribed to the remaining expected AR Payments is $105,982.

The Company incurred transaction related expenses of $1,165,404 and $635,103 in connection with the acquisition of SGPA and Young, respectively, which are recorded as nonoperating expense on the consolidated statement of operations. Immediately following the purchase of SGPA, the Company executed a lease agreement to lease the existing SGPA office space from the selling members of SGPA. Total lease payments made under the related party lease agreement during the years ended December 31, 2025 and December 31, 2024 totaled $181,800 and $90,000, respectively.

2025 Business Combinations

On November 21, 2025, ANS purchased substantially all of the assets and liabilities of Precision Public Adjusting, LLC. PPA provides commercial and residential public adjusting services throughout Georgia. The following table summarizes the fair value of the consideration transferred for the PPA acquisition:

Cash	$4,222,266
Holdback payable	650,000
Common units rollover - 54 Class B Units of Sill Holdings, LLC	100,000
Fair value of total consideration transferred	$4,972,266

The fair value of the 54 Class B Units issued as part of the consideration transferred was agreed to between the seller and ANS on the acquisition date and was determined using the current value method.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 3 – Business Combinations (continued)

2025 Business Combinations (continued)

The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed:

Accounts receivable	$260,040
Prepaid expenses and other current assets	23,826
Security deposits	13,490
Right-of-use operating asset	134,363
Trade name	1,200,000
Customer relationships	1,100,000
Non-competition agreements	100,000
Accounts payable and other current liabilities	(119,334)
Due to seller	(260,040)
Operating lease liability	(134,363)
Total identifiable net assets	2,317,982
Goodwill	2,654,284
Total	$4,972,266

Accounts receivable acquired from PPA totaled $260,040, all of which is expected to be collected. The terms of the PPA purchase agreement require ANS to remit all such collections on the acquired receivables to the selling party of PPA. As of December 31, 2025, a total of $100,443 remains payable to the selling party of PPA.

The identifiable intangible assets acquired and associated useful life and valuation methodologies are as follows:

		Useful	Valuation
	Amount	Life (Yrs)	Methodology
Trade name	$1,200,000	7	Relief from Royalty
Customer relationships	1,100,000	5	Excess Earnings
Non-competition agreements	100,000	5	Lost Income
Total identifiable intangible assets	$2,400,000

The goodwill recognized from the acquisition is attributable primarily to the value of the assembled workforce and growth potential of PPA. The acquisition was treated as the acquisition of assets for income tax purposes and as a result, the goodwill generated will be deductible for tax purposes. The Company incurred transaction related expenses of $762,779 in connection with the acquisition of PPA, which are recorded as nonoperating expenses in the consolidated statement of operations.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 4 – Property and Equipment
The Company’s property and equipment are summarized as follows:

			Depreciable
	2025	2024	Life, years
Computer equipment and software	$664,401	$483,303	5
Furniture and fixtures	77,040	62,915	5
Leasehold Improvements	165,386	165,386	Life of lease
Office equipment	3,143	3,143	5
Total cost	909,970	714,747
Accumulated depreciation	347,251	174,670
Net property and equipment	$562,719	$540,077

Depreciation expense was $172,581 and $154,160 for the year ended December 31, 2025 and December 31, 2024.

Note 5 –Intangible Assets

Intangible assets of the Company at December 31, 2025 are summarized as follows:

	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Net
Trade name (15-year life)	$14,100,000	$(1,722,079)	$12,377,921
Trade name (7-year life)	1,200,000	(19,047)	1,180,953
Customer Relationships (3-year life)	7,000,000	(4,404,122)	2,595,878
Customer Relationships (5-year life)	1,100,000	(24,444)	1,075,556
Internally-developed software (3-year life)	200,000	(144,444)	55,556
Non-competition agreements (5-year life_	100,000	(2,222)	97,778
Total intangible assets	$23,700,000	$(6,316,358)	$17,383,642

Intangible assets of the Company at December 31, 2024 are summarized as follows:

	Gross Carrying	Accumulated
Amortized intangible assets	Amount	Amortization	Net
Trade name (15-year life)	$14,100,000	$(782,079)	$13,317,921
Customer Relationships (3-year life)	7,000,000	(2,070,779)	4,929,221
Internally-developed software (3-year life)	200,000	(77,778)	122,222
Total intangible assets	$21,300,000	$(2,930,636)	$18,369,364

Amortization expense for the year ended December 31, 2025 and December 31, 2024 was $3,385,722 and $2,581,747, respectively.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 5 –Intangible Assets (continued)

The estimated amortization expense for the next five years ending December 31 and thereafter is as follows:

			Internally	Non-
		Customer	developed	Competition
Years Ending	Trade Name	Relationships	Software	Agreements	Total
2026	$1,111,429	$2,303,333	$55,556	$20,000	$3,490,318
2027	1,111,429	732,554	—	20,000	1,863,983
2028	1,111,429	220,000	—	20,000	1,351,429
2029	1,111,429	220,000	—	20,000	1,351,429
2030	1,111,429	195,547	—	17,778	1,324,754
Thereafter	8,001,729	—	—	—	8,001,729
Total	$13,558,874	$3,671,434	$55,556	$97,778	$17,383,642

Note 6 – Senior Secured Note

In connection with the 2023 acquisition described in Note 1, the Company entered into a note purchase agreement with the majority member for an aggregate principal amount of $16 million (the “Senior Secured Note”). There are no principal amounts payable or due until the maturity date of October 20, 2030, at which time the entirety of the principal balance outstanding comes due. The Senior Secured Note bears interest at 14% per annum, payable monthly, and is secured by substantially all of the Company’s assets. The total interest expense incurred during the year ended December 31, 2025 and December 31, 2024 amounted to $2,273,770 and $2,296,521, respectively. The note purchase agreement includes a quarterly maximum leverage covenant and, among other items, restricts the ability of the Company to enter into certain transactions, as further described in the note purchase agreement. The Company was in compliance with such covenants as of both December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024 the total principal outstanding under the Senior Secured Note is $16 million.

Note 7 – Members’ Equity

As of December 31, 2025 the authorized, issued, and outstanding units are as follows:

				Contributed
Units	Authorized	Issued	Outstanding	Capital
Class A Units	85,828	85,828	85,828	$96,249,134
Class B Units	6,002	6,002	6,002	7,650,866

As of December 31, 2024 the authorized, issued, and outstanding units are as follows:

				Contributed
Units	Authorized	Issued	Outstanding	Capital
Class A Units	82,757	82,757	82,757	$90,549,134
Class B Units	5,948	5,948	5,948	7,550,866

Distributions shall be made when and as declared by the Board of Managers, and are paid ratably to the holders of Class A Units and Class B Units. Class A Unitholders are entitled to one vote per Class A Unit. Class B Units do not have voting rights.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

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

During the year ended December 31, 2024 the Company granted 3,408 unit option awards, of which 1,136 are time-vesting options, 1,136 return-vesting options, and 1,136 are performance-vesting options. The time-vesting unit options vest based on 5 years of continuous service, with 20% vesting at each anniversary date. The return-vesting unit options vest upon the majority member achieving certain internal rate of return and multiple of invested capital metrics upon a change in control event. The performance-vesting unit options vest annually based on certain EBITDA targets and continuous service requirements as defined in the Plan, beginning for the year ended December 31, 2024 and through December 31, 2028. In connection with the achievement of the EBITDA targets for both the year ended December 31, 2025 and December 31, 2024, a total of 217 unit options vested for each year. The Company is not able to conclude with a high degree of probability that the EBITDA performance targets for performance conditions unit options vesting from December 31, 2026 through December 31, 2028 are probable of being met and therefore is not recording expense for such unit options. The options all have a 10-year contractual term and provisions that provide for accelerated vesting upon a change in control event, as defined in the Plan. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur. The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model with weighted-average assumptions. The expected volatilities are based on historical volatility of comparable companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. A summary of the assumptions used in the Black-Scholes option valuation model is as follows:

Calculated volatility	32.26%
Range of expected dividends	0.00
Expected Term in Years	7.50
Risk-Free Rate	4.17%
Weighted Average Grant Date Fair Value	$320

The following table summarizes option activity under the Plan for the year ended December 31, 2025:

Weighted-
average
		Weighted-	Remaining
	Number	average	Contractual
Options	of Units	Exercise Price	Term (Years)
Outstanding as of December 31, 2023	—	$—	—
Granted	3,408	1,012	10.00
Exercised	—	—	—
Forfeited or Expired	—	—	—
Outstanding at December 31, 2024	3,408	$1,012	9.25
Granted	—	$—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Outstanding at December 31, 2025	3,408	$1,012	8.25

The Company recorded $171,046 and $225,344 of compensation expense related to unit option activity during the years ended December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 there is $676,550 of total unrecognized compensation cost related to nonvested unit-based compensation arrangements granted under the Plan.

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 9 – Retirement Plan

The Company has a defined contribution plan covering substantially all of its employees who meet the eligibility requirements and who elect to participate. In accordance with the terms of the plan, the Company may contribute a discretionary amount for each participant and make certain qualified matching contributions throughout the plan year. The Company’s discretionary matching contributions for the year ended December 31, 2025 and December 31, 2024 were $333,056 and $243,164, respectively.

Note 10 – Contingencies

The Company records loss contingencies for claims or legal matters when the outcome is reasonably determinable and a loss can be reasonably estimated. No such claims or legal matters existed during both the year ended December 31, 2025 and December 31, 2024.

Note 11 – Income Taxes

The federal and state provision for income taxes for the year ended December 31, 2025 is as follows:

Jurisdiction:	Current	Deferred	Net
Federal	$44,674	$262,611	$307,285
State	64,017	38,628	102,645
Non-US	246,248	8,284	254,532
Total income tax expense (benefit)	$354,939	$309,523	$664,462
The federal and state provision for income taxes for the year ended December 31, 2024 is summarized as follows:

Jurisdiction:	Current	Deferred	Net
Federal	$—	$446,163	$446,163
State	—	69,294	69,294
Non-US	383,044	12,552	395,596
Total income tax expense (benefit)	$383,044	$528,009	$911,053

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 11 – Income Taxes (continued)

Components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows:

	2025	2024
Deferred tax assets:
Interest expense	$171,944	$640,976
Other	35,985	10,947
Accrued bonus	311,674	78,921
Lease liabilities	387,798	439,361
Transactions costs	791,839	713,200
Net operating losses	40,146	230,074
Stock compensation	95,486	54,283
Allowance for doubtful accounts	127,916	62,614
Total deferred tax assets	1,962,788	2,230,376
Deferred tax liabilities:
Property and equipment	67,771	52,613
Prepaid expenses	58,655	52,657
Other receivables	47,271	—
Right-of-use assets	382,170	437,717
Intangible assets	991,719	460,971
Total deferred tax liabilities	1,547,586	1,003,958
Valuation allowance	641,727	1,157,799
Net deferred tax (liability) asset	$(226,525)	$68,619

At December 31, 2025, the Company has a total net federal operating loss carryforward of approximately $166,659 which does not expire.

The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. As of December 31, 2025, using forecasted taxable income, certain deferred tax assets will not be utilized in the forecast period. As a result, the Company recorded a valuation allowance of $641,727 as of December 31, 2025.

During the year ended December 31, 2025, differences between the provision for income tax expense at the federal statutory rate of 21% and the income tax benefit in the consolidated statements of operations relate to state taxes and valuation allowance impacts.

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

Sill Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
For the year ended December 31, 2025 and 2024

Note 12 – Leases (continued)

The components of lease expense, which are included in selling, general, and administrative expenses in the consolidated statement of operations during the year ended December 31, 2025 and December 31, 2024, and other lease related disclosures are as follows:

	2025	2024
Amortization of right-of-use assets	$431,426	$270,768
Interest on lease liabilities	145,561	100,400
Total lease cost	$576,987	$371,168

Cash lease payments	$560,453	$365,568
Variable lease costs	$205,936	$87,141

Weighted-average remaining lease term	38 months	50 months
Weighted-average discount rate	8.3%	8.5%

Future maturities of the Company’s operating lease liabilities of December 31, 2025 is as follows:

Years Ending	Amount
2026	$613,242
2027	539,763
2028	467,926
2029	223,161
Total lease payments	1,844,092
Less: Imputed interest	(235,663)
Present value of lease liabilities	$1,608,429

Note 13 – Subsequent Events

The financial statements and related disclosures include evaluation of events up through and including March 10, 2026, which is the date the financial statements were available to be issued.

Clarion Safety Holdings, LLC and Subsidiaries

Consolidated Financial Statements

December 31, 2025 and 2024

Clarion Safety Holdings, LLC and Subsidiaries
Consolidated Financial Statements

Independent Auditor’s Report	145-146

Consolidated Financial Statements

Consolidated Balance Sheet	147

Consolidated Statement of Operations	148

Consolidated Statement of Members’ Equity	149

Consolidated Statement of Cash Flows	150

Notes to Consolidated Financial Statements	151-163

Independent Auditors’ Report

To the Members
Clarion Safety Holdings, LLC and Subsidiaries
Milford, Pennsylvania

Opinion

We have audited the accompanying consolidated financial statements of Clarion Safety Holdings, LLC and Subsidiaries, which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Safety Holdings, LLC and Subsidiaries as of December 31, 2025 and 2024, and the results of their consolidated operations and their consolidated cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Clarion Safety Holdings, LLC and Subsidiaries and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Clarion Safety Holdings, LLC and Subsidiaries’ ability to continue as a going concern within one year after the date that the financial statements are issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with generally accepted auditing standards will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with generally accepted auditing standards, we:

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

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Clarion Safety Holdings, LLC and
•Subsidiaries’ internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Clarion Safety Holdings, LLC and Subsidiaries ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ PKF O’Connor Davies, LLP
Newburgh, New York
March 13, 2026

Clarion Safety Holdings, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$8,434,693	$3,509,807
Accounts receivable, less allowance for credit losses of $15,803 and $0 for 2025 and 2024	4,983,488	2,433,196
Inventory	2,127,672	1,049,535
Prepaid expenses	524,642	131,860
Total Current Assets	16,070,495	7,124,398
Property and equipment, net	6,404,062	2,033,621
Other Assets
Intangible assets, net	8,101,705	6,285,064
Goodwill	67,937,541	65,720,377
Right of Use Asset	470,560	174,617
Total Other Assets	76,509,806	72,180,058
Total Assets	$98,984,363	$81,338,077

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,861,731	$2,508,824
Operating lease liability, current portion	101,811	42,078
Total Current Liabilities	4,963,542	2,550,902
Long-Term Liabilities
Operating lease liability, net of current portion	368,749	132,539
Deferred Tax Liability	655,286	47,247
Loan Payable	22,500,000	22,500,000
Total Liabilities	28,487,577	25,230,688
Commitments and Contingencies
Members' Equity	70,496,786	56,107,389
Total Liabilities & Members' Equity	$98,984,363	$81,338,077

See notes to consolidated financial statements

Clarion Safety Holdings, LLC and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
	2025	2024
Net Sales	$32,507,800	$17,574,218
Cost of goods sold	13,062,380	4,895,993
Gross Profit	19,445,420	12,678,225
Operating Expenses	9,153,222	5,534,515
Income from Operations	10,292,198	7,143,710
Other Expenses
Interest expense	(3,421,875)	(3,431,250)
Interest Income	207,787	100,284
Fair value adjustment of contingent consideration	(2,308,501)	(1,792,000)
Other expenses	(2,543,174)	(1,371,945)
Total Other Expenses	(8,065,763)	(6,494,911)
Income Before Income Taxes	2,226,435	648,799
Tax Expense	(626,173)	(186,568)
Net Income	$1,600,262	$462,231

See notes to consolidated financial statements

Clarion Safety Holdings, LLC and Subsidiaries

Consolidated Statements of Changes in Member’s Equity

	Year Ended
	December 31
	2025	2024
Balance, beginning of year	$56,107,389	$56,337,077
Net income	1,600,262	462,231
Capital contributions	13,986,682	52,173
Issuance of 1,009 Class B units from Arrow Industrial Solutions, LLC Earnout	1,233,668	—
Stock Based Compensation Expense	318,785	155,908
Distributions	(2,750,000)	(900,000)
Balance, end of year	$70,496,786	$56,107,389

See notes to consolidated financial statements

Clarion Safety Holdings, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,600,262	$462,231
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	1,712,149	1,025,953
Deferred tax expense	608,039	179,782
Stock-based compensation expense	318,785	155,908
Fair value adjustment of contingent consideration	2,308,501	1,792,000
Change in allowance for credit loss	15,803	—
Loss (Gain) on sale of fixed asset	236	(2,389)
Changes in operating assets and liabilities
Accounts receivable	(883,802)	(901,130)
Inventories	81,400	(14,289)
Prepaid expenses	(213,894)	113,758
Accounts payable and accrued expenses	1,015,963	(642,558)
Net Cash Provided By Operating Activities	6,563,442	2,169,266

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets	(468,020)	(47,725)
Acquisition of assets of McLoone Metal Graphics, Inc.	(12,407,218)	—
Net Cash From Investing Activities	(12,875,238)	(47,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions by members	13,986,682	52,173
Distributions to members	(2,750,000)	(900,000)
Net Cash From Financing Activities	11,236,682	(847,827)

Net Change in Cash	4,924,886	1,273,714
Balance, beginning of year	3,509,807	2,236,093
Balance, end of year	$8,434,693	$3,509,807

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$3,421,875	$3,431,250
Taxes	$18,134	$6,786

See notes to consolidated financial statements

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1.    Organization

Nature of Business: Clarion Safety Holdings, LLC and Subsidiaries is composed of Clarion Safety Holdings, LLC, which was formed in the state of Delaware on November 23, 2021, Clarion Safety Buyer, LLC, which was formed in the state of Delaware on November 23, 2021, Clarion Safety Systems, LLC and Machine Safety Specialists, LLC (collectively the “Company”). The liability of the members of the Company is limited to the members’ total capital contribution.

2.    Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: Fair value is a market-based measurement, which is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques for fair value measurements include the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and mode-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition: The majority of the Company’s revenue relates to the sale of product safety labels, facility signs, and machine guarding to customers. The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606 “Revenue from Contracts with Customers”. Revenue is recognized when control of the product transfers to the customer in an amount that represents the consideration expected to be received in exchange for those products. The Company considers control to have transferred when legal title, physical possession, and significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon shipment or delivery of goods to customers. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect the results of operations.

With the acquisition of Machine Safety Specialists, LLC on June 3, 2022, the Company also generates revenue from professional services to its customers. A single contract could include one or multiple performance obligations. For contracts that have multiple performance obligations, the total transaction price is allocated to each performance obligation based on its relative standalone price, which is determined based on the overall pricing objective. Revenue is recognized when the services are provided, the performance obligations have been satisfied and the final report is issued to the customer.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2.    Significant Accounting Policies (continued)

Revenue is generated under a project-billing arrangement. Project billing arrangements involve an agreement between the service provider and the customer on the full scope of the deliverables from the work to be preformed and one set price for the completion of each defined deliverable within that agreed scope. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred.

Accounts Receivable and Allowance for Credit Losses:
Accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The amount of accounts receivable and corresponding allowance for credit losses are presented on the consolidated balance sheet. The Company maintains allowances for credit losses resulting from the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for credit losses at inception and reassesses at every reporting date based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as expectations of conditions in the future, if applicable. The Company’s allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

The Company records a provision for expected credit losses using an aging schedule approach. Expected credit losses are determined on the basis of how long a receivable has been outstanding. At each reporting period, the Company assesses whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, the Company may determine that it needs to move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables. As of December 31, 2025 and 2024, allowance for credit losses totaled $15,803 and $0.

Net accounts receivable total $4,983,488, $2,433,196, and $1,532,066 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Inventories: Inventories are valued at the lower of cost or net realizable value with cost being determined on the average cost basis. Costs included in inventories consist of materials, labor and overhead, which are related to the purchase or production of inventories.

Advertising and Promotional Costs: Advertising and promotional costs are charged to operations as incurred and amounted to $288,241 and $194,329 for the years ended December 31, 2025 and 2024, respectively.

Property and Equipment: Fixed assets are recorded at cost. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Major renewals and betterments are capitalized. Fixed assets are being depreciated over their estimated useful lives, which range from 3 years to 39 years as shown below:

Building & Improvements 15 – 39 years
Furniture, Fixtures and Equipment 3 – 7 years

Impairment of Long-Lived Assets: The Company evaluates long-lived assets, which include computer hardware and software, equipment, furniture and fixtures, vehicles, and buildings and improvements for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. No impairment adjustments were required to be recognized during the years ended December 31, 2025 and 2024.

Income Taxes: A current tax asset or liability is recognized for the estimated taxes refundable or payable on tax returns for the year. Deferred tax assets or liabilities are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.

Goodwill: The recorded amounts of goodwill from business combinations are based on management’s estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill has an indefinite useful life and is not amortized, but instead is assessed annually for impairment or when there are indications of impairment.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2.    Significant Accounting Policies (continued)

No impairment losses were recognized during the years ended December 31, 2025 or 2024.

Intangible Assets: Acquired intangible assets are stated at cost and subject to amortization. The assets are amortized using the straight-line method over the estimated useful lives of the assets of 10-15 years. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate the carrying amounts may not be recovered. No impairment losses were recognized during the years ended December 31, 2025 and 2024.

Concentration of Credit Risk: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. At December 31, 2025 and 2024 there was $0 and $128,072 exceeding federally insured limits, respectively.

For the year ended December 31, 2025, the Company purchased 27% of materials from one supplier. For the year ended December 31, 2024, the Company purchased 33% of materials from two suppliers, each of which exceeded 10% of the Company’s material purchases.

Leases
As of December 15, 2023, the Company leases office space and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), and operating lease liabilities on the accompanying consolidated balance sheets. The Company assesses whether an arrangement qualifies as a lease (i.e., conveys the right to control the use of an identified asset for a period of time in exchange for consideration) at inception and only reassesses its determination if the terms and conditions of the arrangement are changed. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized for these leases on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU Assets and liabilities are recognized at the lase commencement date based on the present value of lease payments over the lease term. The leases do not provide an implicit borrowing rate. The Company uses a risk-free rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Contingencies: The Company may be, from time to time, a party to various contingencies, including litigation and claims, arising in the normal course of business. Because contingencies are inherently unpredictable, particularly in cases where claimants seek substantial or indeterminable damages or where proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how or when such matters will be resolved, or what the settlement might be where there is only a reasonable possibility that a loss may have been incurred.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

3.    Business Combinations

Acquisition of McLoone Metal Graphics, Inc.

The Company acquired the assets and certain liabilities of McLoone Metal Graphics, Inc. on February 5, 2025 for $12,407,218. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed:

Accounts receivable	$1,682,293
Inventory	1,159,537
Prepaid expenses & other current assets	178,888
Property and equipment	4,531,447
Trade name and trademarks	2,900,000
Accounts payable and accruals	(262,111)
Total identifiable assets	10,190,054
Goodwill	2,217,164
Total	$12,407,218

As part of the sale $668,750 was paid to an escrow agent. These amounts will be disbursed within a year of closing. The Company has included the $668,750 of the escrow as a component of the consideration transferred in exchange for McLoone Metal Graphics, Inc.

In connection with the acquisition, the Company incurred $871,807 in acquisition related costs. These costs are incurred in other expenses in the consolidated statements operations and consist primarily of legal and other professional service fees.

The purchase price allocation is recorded at fair value as Level 3 inputs determined by management based on various market and income analysis.

The carrying values of working capital components approximate their fair values as of February 5, 2025 due to their short-term natures. The net fixed assets are approximated by its fair value as of February 5, 2025 due to the nature of the property and equipment acquired.

The fair values of the trade name and trademarks are determined using the relief from royalty method and includes estimates and assumptions such as the revenue growth rate, the royalty rate, the economic life of the trade name and trademarks and the weighted cost of capital. The fair value of the design library is determined using the multi-period excess earnings method and includes estimates and assumptions such as revenue growth and contributory asset charges. The fair value of the acquired workforce, which is included in goodwill, is determined using estimates and assumptions such as the headcount, the estimated salaries and employee benefits of the workforce and the replacement cost per employee.

The excess of the purchase price over the fair value of the assets acquired its attributed to goodwill. The factors contributing to the excess purchase price include an analysis of the markets in which the Company is conducting business, its potential growth, the processes and know-how of the Company, and its competitive position within the marketplace. The amount of goodwill that is deductible for tax purposes is $2,217,164.

To finance the acquisition, Clarion Safety Holdings, LLC members contributed $13,500,000 of capital to members’ equity.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

3.    Business Combinations (continued)

Acquisition of Arrow Industrial Solutions, LLC

The Company acquired the assets of Arrow Industrial Solutions, LLC on December 15, 2023 for $6,987,469.

In connection with the acquisition, the agreement provides for potential earn-out consideration of up to $2,250,000 for December 31, 2024 and up to $2,250,000 for December 31, 2025 for a maximum totaling $4,500,000 contingent upon Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) thresholds of Arrow Industrial Solutions, LLC. The EBITDA earn-out minimum threshold to earn a portion of the earn-out is $2,000,000. If earn-out considerations are earned, the payments will be a mix of one-third cash and two-thirds Class B Units of the Company valued at their then-current fair market value determined by the Board of Directors. Management has assessed the rolling twelve month EBITDA, revenue estimates, and income levels with respect to the likelihood of achieving the earn-out criteria.

Arrow Industrial Solutions, LLC achieved an earnout totaling $2,250,000 for the year ended December 31, 2025, which is to be paid out once the audited financial statements are issued. As of December 31, 2025, the entire earnout is included in accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2024, the projected earnout included in accounts payable and accrued expenses was $1,792,000. However, the final earnout after the updated adjusted EBITDA for December 31, 2024 was $1,850,501. In 2025, $616,833 was paid in cash and $1,233,668 was issued in 1,009 Class B units. Since the likelihood of earning the earnout at acquisition was not likely and not included, the adjustment to fair value of contingency consideration of $2,308,501 is included in other expenses on the consolidated statement of operations, which includes $58,501 from December 31, 2024 and $2,250,000 from December 31, 2025.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Beginning balance	$65,720,377	$65,720,377
Goodwill acquired during the year	2,217,164	—
Ending balance	$67,937,541	$65,720,377

4.    Inventory

Inventory consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Raw materials	$1,611,357	$821,931
Work In Progress	98,321	—
Finished Goods	417,994	227,604
	$2,127,672	$1,049,535

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

5.    Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Land	$1,210,200	$410,200
Building and Improvements	2,908,085	1,517,539
Furniture, Fixtures and Equipment	3,195,139	386,867
	7,313,424	2,314,606
Less accumulated depreciation and amortization	909,362	280,985
	$6,404,062	$2,033,621

Depreciation Expense was $628,790 and $119,817 for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, there were two assets sold for $3,750 that had a cost basis of $4,400 and a net book value of $3,986 resulting in a loss of sale of assets of $236. For the year ended December 31, 2024, there was an asset sold for $5,732 that had a cost basis of $4,223 and net book value of $3,343 resulting in gain on sale of asset of $2,389.

6.    Intangible Assets

Intangible assets include trade names, trademarks and design library with finite lives, which are amortized on a straight-line basis.

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Amortized intangible assets:
Trade name and trademarks	10-15 years	$8,740,500	$2,550,735
Design Library	10 years	3,220,866	1,308,925
		$11,961,366	$3,859,661

	December 31, 2024
	Estimated	Gross Carrying	Accumulated
	Useful Life	Amount	Amortization
Amortized intangible assets:
Trade name and trademarks	10 years	$5,840,500	$1,789,464
Design Library	10 years	3,220,866	986,838
		$9,061,366	$2,776,302

Amortization expense on intangible assets for the years ended December 31, 2025 and 2024 was $1,083,359 and $906,137, respectively. Amortization expense for each of the next five years is $1,099,470 and $2,604,355 thereafter.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

7.    Long-Term Debt

On December 9, 2021, in conjunction with the acquisition of Clarion Safety Systems, LLC, the Company entered into a note purchase agreement for a $22,500,000 senior secured note with a related party, Clarion Strategic Capital DebtCo, LLC, an entity related to the majority owner of the Company (see Note 1). The note contains an annual interest rate of 15% and matures on December 9, 2028. Payment of the note is due in full on the maturity date. The Company may prepay the note at a premium based upon the schedule set forth in the note purchase agreement. The note purchase agreement is collateralized by substantially all assets and was guaranteed by the Company. The note purchase agreement contains a restrictive financial covenant beginning in March 2022 for a maximum total leverage ratio of 7.00 to 1.00. As of December 31, 2025 and 2024, the Company was in compliance with its debt covenant.

Interest expense on this note for the years ended December 31, 2025 and 2024 was $3,421,875 and $3,431,250, respectively.

8.    Lease Commitments

Operating Leases:

Effective December 15, 2023, the Company entered a five-year operating lease agreement on office space and determined if an arrangement is a lease at inception. On April 30, 2025, the initial lease was terminated, and the Company entered into a new five-year lease agreement on May 1, 2025 for office space that expires on April 30, 2030

Balance sheet information related to operating leases is as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating lease ROU assets	$470,560	$174,617
Current portion of operating lease liabilities	101,811	42,078
Noncurrent portion of operating lease liabilities	368,749	132,539

The components of least cost were as follows for the year ended December 31, 2025 and 2024:

	2025	2024
Lease Expense
Operating lease Cost	$94,400	$48,000

Information associated with the measurement of the Company’s operating lease obligations as of December 31, 2025 and 2024 is as follows:

	2025	2024
Remaining lease term in years for operating Leases	4.33	3.92
Discount rate for operating leases	3.81%	3.91%

As of December 31, 2025, maturities for operating lease liabilities were as follows:

2026	$117,600
2027	117,600
2028	117,600
2029	117,600
2030	39,200
Total Future Minimum Lease Payments	509,600
Imputed Interest	(39,040)
$470,560

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

8.    Lease Commitments (continued)

Supplemental cash flow information related to operating leases was as follows for the year end December 31, 2025 and 2024:

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$94,400	$50,000
ROU asset obtained in exchange for new operating lease liability	$536,314	$—

9.    Members’ Equity

As of December 31, 2025, Clarion Strategic EquityCo, LLC owned 68,891 Class A Units, representing 100% of the Class A Units of Clarion Safety Holdings, LLC. In 2025, Clarion Strategic EquityCo, LLC received 11,523 Class A Units as part of their capital contributed for the purchase of McLoone Metal Graphics, Inc. As mentioned in Note 3, the member of management of Arrow Industrial Solutions, LLC received 1,009 Class B Units totaling $1,233,668 as a result of earning their 2024 earnout, which was issued in 2025. As of December 31, 2025 and 2024, key executives contributed capital totaling $486,682 and $52,173 receiving 448 and 55 Class B Units. Class A units have voting rights and Class B Units are non-voting.

The following table summarizes the equity activity and balances of the Class A Units and Class B units of Clarion Safety Holdings, LLC as of December 31, 2025 and 2024:

	December 31, 2025
	Class A	Class A	Class B	Class B	Total	Total
	Units	Dollar Value	Units	Dollar Value	Units	Dollar Value
Beginning Balance	57,368	$53,290,006	2,226	$2,817,383	59,594	$56,107,389
Contributions	11,523	13,500,000	1,457	1,720,350	12,980	15,220,350
Net Income	—	1,519,129	—	81,133	—	1,600,262
Stock Based Compensation	—	—	—	318,785	—	318,785
Distributions	—	(2,620,143)	—	(129,857)	—	(2,750,000)
Ending Balance	68,891	$65,688,992	3,683	$4,807,794	72,574	$70,496,786

	December 31, 2024
	Class A	Class A	Class B	Class B	Total	Total
	Units	Dollar Value	Units	Dollar Value	Units	Dollar Value
Beginning Balance	57,368	$53,726,570	2,171	$2,610,507	59,539	$53,337,077
Contributions	—	—	55	52,173	55	52,173
Net Loss	—	429,823	—	32,408	—	462,231
Stock Based Compensation	—	—	—	155,908	—	155,908
Distributions	—	(866,387)	—	(33,613)	—	(900,000)
Ending Balance	57,368	$53,290,006	2,226	$2,817,383	59,594	$53,107,389

Unit Options

In March 2022, the Company established the Clarion Safety Holdings LLC 2022 Unit Option Plan (the “Plan”), which permits the grant of up to approximately 5,243 Class B unit options to Company directors, managers, executives, and other key employees, consultants and advisors of the Company. Unit options are generally granted with an exercise price equal to the market price of the Company’s units at the date of grant. Class B unit options are not available to be sold to third parties.
Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

9.    Members’ Equity (continued)

During the year ended December 31, 2024, the Company granted approximately 209 Class B unit options, of which 50% are time-vesting options and 50% are performance-vesting options. There were no options granted for the year ended December 31, 2025. Time-vesting options vest based on 5 years of continuous service, with 20% vesting on December 31 of each subsequent year for 5 years. The performance-vesting options vest annually pursuant to the company meeting or exceeding targeted earnings thresholds as set by the board through December 31, 2026. In connection with the achievement of the EBITDA targets for the year ended December 31, 2025, a total of 488 unit options vested. The Company is not able to conclude with a high degree of probability that the EBITDA performance targets for performance conditions unit options vesting through December 31, 2026 are probable of being met and therefore is not recording expense for such unit options. As of December 31, 2025, there were a total of 2,232 unit options that vested with a weighted average exercise price of $1,010.05 under the time vesting portion of the Plan. The non vested options have a weighted average exercise price of $ 1,020.09. As of December 31, 2024, there were a total of 1257 unit options that vested with a weighted average exercise price of $1,008.20 under the time vesting portion of the Plan. The non vested options had a weighted average exercise price of $1,016.92. On July 11, 2025 one key executive exercised 227 options at $1,000 per unit.

The company recognized $318,785 in compensation expense for the time and performance vested options in 2025. Unrecognized compensation costs for the non-vested options amounted to $453,736. The weighted average time for the unrecognized expense to be recognized is 1.70 years. The fair value of each options award is estimated on the grant date using a Black-Scholes option valuation model with weighted-average assumptions. The expected volatilities are based on historical volatility of comparable companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Yield curve in effect at the time of grant.

The company recognized $155,908 in compensation expense for the time vested options in 2024. Unrecognized compensation costs for the non-vested options amounted to $765,552. The weighted average time for the unrecognized expense to be recognized was 2.58 years.

A summary of assumptions used in the Black Scholes option valuation model is as follows:

2024
Calculated volatility	30.23%
Range of expected dividends	0%
Expected Term (in Years)	5
Risk-Free Rate	4.11%
Weighted Average Grant Date Fair Value	$319.75

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

9.    Members’ Equity (continued)

The following table summarizes option activity under the Plan for the years ended December 31, 2025 and 2024:

	Shares	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at December 31, 2024	4,876	$319.75	7.59	3,619	1,257
Change in units based on time vesting	—	—	—	(488)	488
Change in units based on performance vesting	—	—	—	(488)	488
Granted	—	—	—	—	—
Exercised	(227)	(308)	(7)	—	(227)
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2025	4,649	$320.33	6.6	2643	2006

	Shares	Weighted-Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Non-Exercisable	Exercisable
Outstanding at December 31, 2023	4,668	$319	9	3,898	769
Change in units based on time vesting	—	—	—	(467)	467
Granted	209	343.39	9.04	188	21
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at December 31, 2024	4,876	$319.75	7.59	3,619	1,257

10.    Revenue Recognition

The Company recognizes revenue when control of the product transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products.

Nature of Products
The Company’s revenues are primarily from the sale of product safety labels and facility safety signs that are shipped to customers. All revenue is from contracts with customers and is included in “Sales” in the Statement of Operations. The Company’s segment information on revenue is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Amount earned at point in time - labels and signs	$24,286,138	$10,914,274
Amount earned at point in time - machine guarding	4,864,903	3,878,189
Amount earned over time - consulting	3,356,759	2,781,755
Total Sales	$32,507,800	$17,574,218

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

10.    Revenue Recognition (continued)

Performance Obligations
The Company’s contracts with customers consist of purchase orders. For each contract, the Company considers the commitment to transfer tangible products, which are generally capable of being distinct, to be separate performance obligations. The Company considers shipping and handling to be a part of the fulfillment of the performance obligation for purposes of recognizing shipping and handling revenue.

The majority of the Company’s revenue is earned and recognized at a point in time through ship-and-bill performance obligations where the customer typically obtains control of the product upon shipment or delivery, depending on the freight terms. The Company considers control to have transferred if legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the Company has a present right to payment. In almost all cases, control transfers once a product is shipped or delivered, as this is when a customer is able to direct and obtain substantially all of the remaining benefit associated with the use of the asset.

Transaction Price and Variable Consideration
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product to a customer. The transaction price is generally the price stated in the contract specific for each item sold, adjusted for all applicable variable considerations. Variable considerations generally include discounts, returns, credits, rebates, or other allowances that reduce the transaction price.

Payment Terms
While the Company’s standard payment terms are net 30 days, the specific payment terms and conditions in its contracts with customers vary by type and location of the customer. Cash discounts may be offered to certain customers. The Company has payment terms in its contracts with customers of less than one year and has elected the practical expedient applicable to such contracts and does not consider the time value of money.

Contract Liabilities
Contract liabilities consist primarily of customer deposits. Upon receipt of a prepayment from a customer, the Company recognizes a contract liability in the amount of the prepayment for its performance obligation to transfer goods in the future. Customer deposits totaled $687,555, $21,039, and $0 as of December 31, 2025, 2024, and 2023. The Company will recognize these deposits as revenue when it transfers the goods and satisfies its performance obligation. Contract liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2025 and 2024.

Practical Expedients
The following is a summary of practical expedients the Company has elected to apply under ASC 606.

The Company’s contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations for contracts that have an original expected length of one year or less.

The Company applied the portfolio approach to its ship-and-bill contracts that have similar characteristics as it reasonably expects that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.

Sales and use tax, value-added tax, and other similar taxes assessed by governmental authorities and collected concurrent with the revenue-producing activities are excluded from the transaction price.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

11.    Income Taxes

The Company elected to be treated as a corporation for income tax purposes. The Company accounts for income taxes in accordance with the “Liability Method,” pursuant to U.S. GAAP. Under this method, income taxes consist of taxes currently due plus those deferred due to temporary differences between the financial reporting basis and tax basis of the Company assets and liabilities measured by enacted tax rates for the years in which the taxes are expected to be paid or recovered. The Company recognizes the benefit from income tax positions taken in its income tax returns only when those positions are believed to be more likely than not to be sustained upon review by the tax authorities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalties on income taxes as a component of income tax expense. Management has determined that the Company had no uncertain tax positions that would require financial statement recognition or disclosure.

Clarion Safety Systems, LLC is subject to U.S. federal, state or local income tax examinations for periods after 2023.

The components of income tax expense included in the consolidated statements of operations are as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Federal Expense	State Expense	Total Expense

Current	$—	$18,134	$18,134
Deferred	467,551	140,488	608,039
Income Tax Expense	$467,551	$158,622	$626,173

	December 31, 2024
	Federal Expense	State Expense	Total Expense

Current	$—	$6,786	$6,786
Deferred	121,440	58,342	179,782
Income Tax Expense	$121,440	$65,128	$186,568

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate computed at 21% to income before taxes is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Income tax expense	$467,551	$121,440
State taxes, net of federal effect	158,622	65,128
Income Tax Expense	$626,173	$186,568

The details of the deferred tax (liability) asset are as follows as of December 31, 2025 and 2024:

	2025	2024
Goodwill and Intangibles	$(2,174,905)	$(1,987,453)
Fixed Assets	(704,879)	(63,116)
Net operating Loss Carryforwards	2,224,498	2,003,322
Deferred Tax, Net	$(655,286)	$(47,247)

As of December 31, 2025, the Company has a net operating loss carryforward of approximately $8,145,360. Management estimates that the net operating loss will be fully utilized and therefore no valuation allowance is necessary on the net operating loss.

Clarion Safety Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

12.    Retirement Plan

The Company offers a 401(k) plan covering substantially all of its employees. Eligible employees may elect to contribute a percentage of their gross salary, subject to Internal Revenue Code limits. The Company contributes a 50% match of the employees’ participation (up to 6% of their annual salary). The Company contributed to the plan $209,733 and $187,822 in 2025 and 2024.

13.    Subsequent Events

The Company has evaluated subsequent events through March 13, 2026, the date on which the consolidated financial statements were issued.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2026.

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

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 26, 2026
JAMES M. SENEFF, JR.

/s/ Chirag J. Bhavsar	Chief Executive Officer (Principal Executive Officer)	March 26, 2026
CHIRAG J. BHAVSAR

/s/ Tammy J. Tipton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2026
TAMMY J. TIPTON

/s/ Andrew M. Schwartz	Director	March 26, 2026
ANDREW M. SCHWARTZ

/s/ Mark D. Linsz	Director	March 26, 2026
MARK D. LINSZ

/s/ Benjamin A. Posen	Director	March 26, 2026
BENJAMIN A. POSEN

/s/ Robert J. Woody	Director	March 26, 2026
ROBERT J. WOODY