Form 10-Q
period 2026-03-31
CNL Strategic Capital, LLC
filed 2026-05-07
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of May 6, 2026, the Company had 3,660,390 Class FA shares, 9,326,035 Class A shares, 1,967,828 Class T shares, 2,991,519 Class D shares, 17,505,287 Class I shares and 1,670,646 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,026,561 and $1,029,526, respectively)	$1,422,966	$1,404,092
Cash and cash equivalents	83,776	84,798
Receivable for shares sold	—	14,106
Paid-in-kind (“PIK”) receivable	7,740	—
Prepaid expenses and other assets	71	165
Total assets	1,514,553	1,503,161
Liabilities
Due to related parties, net (Note 5)	8,419	31,790
Payable for shares repurchased	27,147	28,056
Deferred tax liabilities, net	25,414	22,909
Accounts payable and other accrued expenses	2,522	2,049
Total liabilities	63,502	84,804
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,660 and 3,724 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 9,877 and 9,559 shares issued, respectively; 9,236 and 9,026 shares outstanding, respectively	9	9
Class T Common shares, $0.001 par value, 558,620 shares authorized; 4,261 and 4,155 shares issued, respectively; 1,996 and 2,171 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,442 and 3,419 shares issued, respectively; 2,987 and 3,051 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 20,467 and 19,501 shares issued, respectively; 17,164 and 16,598 shares outstanding, respectively	17	17
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,671 and 1,688 shares outstanding, respectively	2	2
Capital in excess of par value	1,141,979	1,124,711
Distributable earnings	309,035	293,609
Total Members’ Equity	$1,451,051	$1,418,357

Net asset value per share:
Class FA	$43.58	$42.98
Class A	$38.61	$38.21
Class T	$38.54	$38.15
Class D	$38.33	$37.94
Class I	$39.03	$38.64
Class S	$44.07	$43.48
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Investment income
From portfolio company investments:
Interest income	$10,689	$10,296
Dividend income	8,953	3,931
PIK income	2,200	1,656
From cash accounts
Interest income	431	1,023
Total investment income	22,273	16,906
Operating expenses
Total return incentive fees	5,979	388
Base management fees	6,574	5,305
Offering expenses	182	540
Professional services	1,020	664
Pursuit costs	138	417
Distribution and shareholder servicing fees	505	491
Custodian and accounting fees	167	148
Insurance expense	55	55
Director fees and expenses	81	51
General and administrative expenses	59	82
Interest expense	34	56
Total operating expenses	14,794	8,197
Expense support	—	(9)
Net operating expenses	14,794	8,188
Net investment income before taxes	7,479	8,718
Income tax expense	(32)	(17)
Net investment income	7,447	8,701
Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	21,690	11,239
Provision for deferred taxes on investments	(2,505)	(1,373)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	19,185	9,866
Net gain on investments	19,185	9,866
Net increase in net assets resulting from operations	$26,632	$18,567
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net increase in net assets resulting from operations per share
Class FA	$0.91	$0.60
Class A	$0.71	$0.55
Class T	$0.64	$0.47
Class D	$0.67	$0.51
Class I	$0.70	$0.53
Class S	$0.90	$0.60

Weighted average shares
Class FA	3,723	4,016
Class A	9,144	8,287
Class T	2,100	2,507
Class D	3,059	3,085
Class I	16,889	14,401
Class S	1,688	1,712
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2025	36,258	$37	$1,124,711	$293,609	$1,418,357
Net investment income	—	—	—	7,447	7,447
Net change in unrealized appreciation on investments	—	—	—	19,185	19,185
Distributions to shareholders	—	—	—	(11,206)	(11,206)
Issuance of common shares through the Public Offerings	997	1	38,555	—	38,556
Issuance of common shares through distribution reinvestment plan	152	—	5,859	—	5,859
Repurchase of common shares pursuant to share repurchase program	(693)	(1)	(27,146)	—	(27,147)
Balance as of March 31, 2026	36,714	$37	$1,141,979	$309,035	$1,451,051

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2024	33,704	$34	$1,031,526	$199,648	$1,231,208
Net investment income	—	—	—	8,701	8,701
Net change in unrealized appreciation on investments	—	—	—	9,866	9,866
Distributions to shareholders	—	—	—	(10,372)	(10,372)
Issuance of common shares through the Public Offerings	810	2	29,200	—	29,202
Issuance of common shares through distribution reinvestment plan	144	—	5,175	—	5,175
Repurchase of common shares pursuant to share repurchase program	(504)	(1)	(18,566)	—	(18,567)
Balance as of March 31, 2025	34,154	$35	$1,047,335	$207,843	$1,255,213

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net increase in net assets resulting from operations	$26,632	$18,567
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(4,007)	(17,438)
Proceeds from sale of portfolio company investments	63	—
Proceeds from return of capital on portfolio company investments	1,220	210
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(21,690)	(11,239)
PIK income	(2,200)	(1,656)
Decrease in due to related parties	(23,371)	(23,766)
Increase in accounts payable and other accrued expenses	473	826
Increase in deferred tax liabilities, net	2,505	1,373
Increase (decrease) in prepaid expenses and other assets	76	(156)
Other operating activities	18	(2)
Net cash used in operating activities	(20,281)	(33,281)
Financing Activities:
Proceeds from issuance of common shares	52,662	29,202
Payment on repurchases of common shares	(28,056)	(19,169)
Distributions paid, net of distributions reinvested	(5,347)	(5,197)
Deferred financing costs	—	134
Net cash provided by financing activities	19,259	4,970
Net decrease in cash	(1,022)	(28,311)
Cash and cash equivalents, beginning of period	84,798	146,319
Cash and cash equivalents, end of period	$83,776	$118,008
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$5,859	$5,175
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$25	$242
Payable for shares repurchased	$27,147	$18,567

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2026
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.6%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –12.1%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC(5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC(5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,313	24,313	24,313
Total Senior Secured Note					175,764	175,764
Senior Secured Notes – Second Lien – 4.4%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.2%
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(9)	5/17/2039	8,959	$8,959	$8,873
LOCI Topco Limited(6)(8)	Legal Services	3.84% PIK(9)	5/17/2039	8,959	8,959	8,873
Total Senior Secured PIK Notes					17,918	17,746
Total Senior Secured Notes					$323,878	$323,706
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF MARCH 31, 2026 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.1%
LOCI Topco Limited(6)(10)	Legal Services	8.16% PIK(9)		1	$—	$—
LOCI Topco Limited(6)(11)	Legal Services	8.50% PIK(9)		64,398,981	64,399	66,596
LOCI Topco Limited(6)(12)	Legal Services	12.00% PIK(9)		5,905,774	7,855	7,780
Total Preferred Equity					72,254	74,376
Common Equity – 70.6%
ATA Holding Company, LLC(13)	Real Estate Services			37,985	$37,125	$38,209
Auriemma U.S. Roundtables(13)	Information Services and Advisory Solutions			33,094	33,476	69,080
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	8,072	44,532
Clarion Safety Systems, LLC(13)	Visual Safety Solutions			68,891	70,316	114,083
Healthcare Safety Holdings, LLC(13)	Healthcare Supplies			17,320	17,320	46,081
IFPG TopCo, LLC(13)	Franchise Consulting Services			90,500	90,500	94,612
LOCI Topco Limited(6)	Legal Services			104,624	134	3,517
Lawn Doctor, Inc.(13)	Commercial and Professional Services			7,746	27,610	100,496
Madison Retirement Holdings TopCo, LLC(13)	Retirement Plan Services			61,500	61,272	97,430
Milton Industries Inc.	Engineered Products			8,060	10,911	22,896
Polyform Products, Co.(13)	Hobby Goods and Supplies			10,820	15,599	11,398
Resolution Economics, LLC	Legal Services			7,666	7,645	23,678
SDC Holdco LLC	Restaurant and Food			6,816	6,190	6,436
Sill Holdings, LLC(13)	Insurance Services			86,916	98,249	162,519
Tacmed Holdings, LLC(13)	Healthcare Supplies			77,000	76,744	101,368
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,217
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,142	13,907
Vektek Holdings, LLC(13)	Engineered Products			56,928	56,928	70,425
Total Common Equity					630,429	1,024,884
TOTAL INVESTMENTS – 98.0%					$1,026,561	$1,422,966
OTHER ASSETS IN EXCESS OF LIABILITIES – 2.0%						28,085
NET ASSETS – 100.0%						$1,451,051
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of March 31, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at March 31, 2026 was 3.65%.
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
See notes to condensed consolidated financial statements.

(6)    LBR is headquartered in the United Kingdom. LBR investment represents 6.6% of net assets based on fair value as of March 31, 2026.
(7)    Represents Tranche A2 PIK Notes, which are subordinate to other notes issued by LOCI Midco 1 Limited (subsidiary of LOCI TopCo Limited).
(8)    Represents Tranche B2 PIK Notes, which are subordinate to other notes issued by LOCI Midco I Limited (subsidiary of LOCI TopCo Limited).
(9)    PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance on the anniversary date, as applicable.
(10)    Represents A2 Preferred Share of LOCI TopCo Limited.
(11)    Represents B2 Preferred Shares of LOCI TopCo Limited.
(12)    Represents B3 Preferred Shares of LOCI TopCo Limited.
(13)    As of March 31, 2026, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.7%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Note - First Lien					66,990	66,990
Senior Secured Note –12.4%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC (5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC (5)	Business Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,375	24,375	24,375
Total Senior Secured Note					175,826	175,826
Senior Secured Note – Second Lien – 4.5%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries Inc	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco, LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Note - Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.3%
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(9)	5/17/2039	9,192	9,192	9,306
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(9)	5/17/2039	9,191	9,191	9,305
Total Senior Secured PIK Notes					18,383	18,611
Total Senior Secured Notes					$324,405	$324,633
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity – 5.7%
LOCI Topco Limited (6)(10)	Legal Services	8.16% PIK(9)		989,505	$990	$994
LOCI Topco Limited(6)(11)	Legal Services	8.50% PIK(9)		67,997,448	67,997	71,697
LOCI Topco Limited(6)(12)	Legal Services	12.00% PIK(9)		8,492,564	8,493	8,594
Total Preferred Equity					77,480	81,285
Common Equity – 70.4%
ATA Holding Company, LLC (13)	Real Estate Services			37,985	$37,125	$36,050
Auriemma U.S. Roundtables (13)	Information Services and Advisory Solutions			33,094	33,476	69,758
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	8,072	43,234
Clarion Safety Systems, LLC (13)	Visual Safety Solutions			68,891	70,316	108,558
Healthcare Safety Holdings, LLC (13)	Healthcare Supplies			17,320	17,320	44,533
IFPG TopCo, LLC(13)	Franchise Consulting Services			90,500	90,500	92,672
LOCI Topco Limited (6)	Legal Services			104,624	134	5,829
Lawn Doctor, Inc (13)	Commercial and Professional Services			7,746	27,610	100,355
Madison Retirement Holdings TopCo, LLC(13)	Retirement Plan Services			61,500	61,436	91,495
Milton Industries, Inc	Engineered Products			7,395	8,903	19,898
Polyform Products, Co. (13)	Hobby Goods and Supplies			10,820	15,599	10,752
Resolution Economics, LLC	Legal Services			7,666	7,645	23,163
SDC Holdings, LLC	Restaurant and Food			6,816	6,764	7,123
Sill Holdings, LLC (13)	Insurance Services			85,828	96,249	157,788
Tacmed Holdings, LLC (13)	Healthcare Supplies			77,000	76,744	100,331
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,196
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	13,199
Vektek Holdings, LLC (13)	Engineered Products			56,928	56,928	69,240
Total Common Equity					627,641	998,174
Total Investments – 99.0%					$1,029,526	$1,404,092
OTHER ASSETS IN EXCESS OF LIABILITIES–1.0%						14,265
NET ASSETS–100.0%						$1,418,357
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of December 31, 2025, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.60%, respectively. SOFR at December 31, 2025 was 3.79%.
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
See notes to condensed consolidated financial statements.

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
(10)    Represents A2 Preferred Share of LOCI TopCo Limited.
(11)    Represents B2 Preferred Shares of LOCI TopCo Limited.
(12)    Represents B3 Preferred Shares of LOCI TopCo Limited.
(8)    As of December 31, 2025, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
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
THREE MONTHS ENDED MARCH 31, 2026
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
THREE MONTHS ENDED MARCH 31, 2026
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
THREE MONTHS ENDED MARCH 31, 2026
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
PIK Income - PIK income is computed at the contractual rate specified in each instrument’s applicable agreement and is accrued and recorded as income and capitalized to the principal balance of the instrument on the anniversary date, as applicable. Such income is accrued only to the extent that the Company believes that the PIK income is probable of being collected. PIK income capitalized to the principal balance is generally collected upon redemption or maturity of the instrument.
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
THREE MONTHS ENDED MARCH 31, 2026
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
The following table reflects class-specific expenses by share class during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$263	$1,840	$368	$580	$3,377	$146
Total return incentive fees	375	1,632	326	512	2,966	168
Offering expenses	—	1	18	2	161	—
Expense support	—	—	—	—	—	—
Other class-specific expenses (1)	8	44	194	149	264	6

	Three Months Ended March 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$268	$1,469	$410	$523	$2,502	$133
Total return incentive fees	270	—	—	—	—	118
Offering expenses	—	58	57	16	409	—
Expense support	—	—	—	—	—	(9)
Other class-specific expenses (1)	8	40	222	145	213	6
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
THREE MONTHS ENDED MARCH 31, 2026
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
During the three months ended March 31, 2026 and 2025, the Company did not incur any material interest or penalties. Tax years ending December 31, 2021 and forward remain subject to examination by taxing authorities.

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

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of operations for the three months ended March 31, 2025 to conform with the current year presentation. There was no impact on the Company’s consolidated net income, net change in net assets resulting from operations, net cash used in operations or net cash provided by financing activities as a result of the reclassifications.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
3. Investments

In January 2026, the Company made an additional equity investment in Sill Holdings, LLC (“Sill”) of $2.0 million.

In March 2026, the Company made an additional equity investment in Milton Industries Inc (“Milton”) of approximately $2.0 million.

The Company’s investment portfolio is summarized as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.7%	4.6%
Secured	175,764	175,764	12.4	12.1
Second lien	63,206	63,206	4.4	4.4
PIK notes	17,918	17,746	1.3	1.2
Total senior secured debt	323,878	323,706	22.8	22.3
Preferred equity	72,254	74,376	5.2	5.1
Common equity	630,429	1,024,884	72.0	70.6
Total investments	$1,026,561	$1,422,966	100.0%	98.0%

	As of December 31, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.8%	4.7%
Secured	175,826	175,826	12.5	12.4
Second lien	63,206	63,206	4.5	4.5
PIK notes	18,383	18,611	1.3	1.3
Total senior secured debt	324,405	324,633	23.1	22.9
Preferred equity	77,480	81,285	5.8	5.7
Common equity	627,641	998,174	71.1	70.4
Total investments	$1,029,526	$1,404,092	100.0%	99.0%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for capitalized PIK income on the anniversary date, as applicable.
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 13.4% and have weighted average remaining years to maturity of 3.8 years as of March 31, 2026. The note purchase agreements contain customary covenants and events of default. As of March 31, 2026, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of March 31, 2026 and December 31, 2025, none of the Company’s debt investments were on non-accrual status.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of March 31, 2026 and December 31, 2025 were as follows:

Industry	March 31, 2026	December 31, 2025
Healthcare Supplies	14.1%	14.1%
Insurance Services	12.5	12.4
Commercial and Professional Services	11.3	11.3
Retirement Plan Services	11.2	10.9
Engineered Products	10.6	10.4
Visual Safety Solutions	9.6	9.3
Legal Services	8.6	9.4
Franchise Consulting Services	8.6	8.5
Information Services and Advisory Solutions	5.8	6.0
Real Estate Services	5.3	5.2
Hobby Goods and Supplies	1.9	1.9
Restaurant and Food	0.5	0.6
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had three significant portfolio companies in which it owned a controlling equity interest during the three months ended March 31, 2026 and 2025. The following tables present unaudited summarized operating data for the three months ended March 31, 2026 and 2025, and summarized balance sheet data as of March 31, 2026 (unaudited) and December 31, 2025 for these portfolio companies (in thousands):
Clarion

	Three Months Ended March 31,
	2026	2025
Revenues	$9,188	$6,514
Expenses	(7,251)	(6,367)
Income before taxes	1,937	147
Income tax expense	(522)	(41)
Net income	$1,415	$106

	As of March 31, 2026	As of December 31, 2025
Current assets	$15,891	$16,070
Non-current assets	82,464	82,914
Current liabilities	3,601	4,963
Non-current liabilities	22,842	23,524
Stockholders’ equity	71,912	70,497
Ownership percentage(1)	95%	95%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
Sill

	Three Months Ended March 31,
	2026	2025
Revenues	$9,614	$11,182
Expenses	(9,888)	(8,284)
(Loss) income before taxes	(274)	2,898
Income tax benefit (expense)	11	(624)
Net (loss) income	$(263)	$2,274

	As of March 31, 2026	As of December 31, 2025
Current assets	$12,749	$13,812
Non-current assets	108,939	109,240
Current liabilities	4,936	6,946
Non-current liabilities	17,839	18,186
Stockholders’ equity	98,913	97,920
Ownership percentage(1)	94%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

MAP

	Three Months Ended March 31,
	2026	2025
Revenues	$12,428	$8,385
Expenses	(11,780)	(11,940)
Income (loss) before taxes	648	(3,555)
Income tax expense	(81)	(1)
Net income (loss)	$567	$(3,556)

	As of March 31, 2026	As of December 31, 2025
Current assets	$18,364	$16,270
Non-current assets	116,537	116,603
Current liabilities	11,833	9,158
Non-current liabilities	22,901	22,888
Stockholders’ equity	100,167	100,827
Ownership percentage(1)	57%	57%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026				As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$323,706	$323,706	$—	$—	$324,633	$324,633
Preferred Equity	—	—	74,376	74,376	—	—	81,285	81,285
Common Equity	—	—	1,024,884	1,024,884	—	—	998,174	998,174
Total Investments	$—	$—	$1,422,966	$1,422,966	$—	$—	$1,404,092	$1,404,092
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

As of March 31, 2026
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$323,706	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 18.0% (13.7%) 5.5x – 19.0x (12.7x)	Decrease Increase
Preferred Equity	74,376	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 18.0% (13.7%) 5.5x – 19.0x (12.7x)	Decrease Increase
Common Equity	1,024,884	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.5% – 18.0% (13.7%) 5.5x – 19.0x (12.7x)	Decrease Increase
Total	$1,422,966

As of December 31, 2025
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$323,829	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
	804	Transaction Precedent	Transaction Price	N/A	N/A
Preferrred Equity	81,285	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
Common Equity	993,978	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.0% – 17.0% (13.7%) 5.7x – 20.4x (12.8x)	Decrease Increase
	4,196	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,404,092
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2026	$324,633	$81,285	$998,174	$1,404,092
Additions	—	—	4,007	4,007
Principal repayment	(63)	—	—	(63)
PIK receivable reclass	(468)	(5,247)	—	(5,715)
Return of capital(1)	—	—	(1,220)	(1,220)
Net change in unrealized appreciation, including unrealized foreign currency gain	(396)	(1,662)	23,923	21,865
Fair value balance as of March 31, 2026	$323,706	$74,376	$1,024,884	$1,422,966
Change in net unrealized appreciation on investments held as of March 31, 2026	$(396)	$(1,662)	$23,923	$21,865

	Three Months Ended March 31, 2025
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2025	$292,284	$61,155	$787,420	$1,140,859
Additions	—	—	17,500	17,500
Principal repayment	(62)	—	—	(62)
PIK income	—	1,656	—	1,656
Return of capital(1)	—	—	(210)	(210)
Net change in unrealized appreciation	—	1,939	9,300	11,239
Fair value balance as of March 31, 2025	$292,222	$64,750	$814,010	$1,170,982
Change in net unrealized appreciation on investments held as of March 31, 2025	$—	$1,939	$9,300	$11,239
FOOTNOTE:
(1)    Represents portion of distributions received which were accounted for as a return of capital. See Note 2. “Significant Accounting Policies” for information on the accounting treatment of distributions from portfolio companies.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.2 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $6.6 million and $5.3 million during the three months ended March 31, 2026 and 2025, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $6.0 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
•For purposes of calculating the Total Return to Shareholders, the change in the Company’s net asset value is subject to a High Water Mark. The “High Water Mark” is equal to the highest year-end net asset value, for each share class of the Company since inception, adjusted for any special distributions resulting from the sale of the Company’s assets, provided such adjustment is approved by the Company’s board of directors. If, as of each calendar year end, the Company’s net asset value for the applicable share class is (A) above the High Water Mark, then, for such calendar year, the Total Return to Shareholders calculation will include the increase in the Company’s net asset value for such share class in excess of the High Water Mark, and (B) if the Company’s net asset value for the applicable share class is below the High Water Mark, for such calendar year, (i) any increase in the Company’s per share net asset value will be disregarded in the calculation of Total Return to Shareholders for such share class while (ii) any decrease in the Company’s per share net asset value will be included in the calculation of Total Return to Shareholders for such share class. With respect to the calculation of Total Return to Shareholders, the following tables provides the applicable High Water Marks for the years ended December 31, 2026 and 2025:

For the year ended:	Class FA	Class A	Class T	Class D	Class I	Class S
December 31, 2026	$42.98	$38.21	$38.15	$37.94	$38.64	$43.48
December 31, 2025	39.55	35.68	35.72	35.42	36.12	40.09
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
THREE MONTHS ENDED MARCH 31, 2026
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
Since inception, the Company has received cumulative Expense Support of approximately $6.0 million. Of the Expense Support received through March 31, 2026, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of March 31, 2026, approximately $0.9 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of March 31, 2026 and 2025. These individuals and entities received distributions from the Company of approximately $0.1 million for each of the three months ended March 31, 2026 and 2025.
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the three months ended March 31, 2026 and 2025 are summarized below (in thousands):

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2026	2025
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$125	$130
	Dealer manager fees(1)	72	72
	Distribution and shareholder servicing fees(2)	316	337
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	182	540
	Base management fees(3)	6,574	5,305
	Total return incentive fees(3)	5,979	388
Manager and Sub-Manager	Agreement: Expense Support	—	(9)
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	47	41
	Shareholder servicing fees(2)	189	154
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	138	417
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
The following table presents amounts due to related parties net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Due from related parties:
Expense Support	$—	$950
Total due from related parties	—	950
Due to related parties:
Total return incentive fees	$(5,979)	$(30,321)
Base management fees	(2,279)	(2,222)
Offering expenses	(25)	(65)
Distribution and shareholder servicing fees	(107)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(29)	(17)
Total due to related parties	$(8,419)	$(32,740)
Due to related parties, net	$(8,419)	$(31,790)
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the three months ended March 31, 2026 and 2025 (three record dates). The following table reflects the total distributions declared during the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Three Months Ended March 31,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 - March 31, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 - March 31, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$7,447	66.5%	$8,701	83.9%
Distributions in excess of net investment income(2)	3,759	33.5	1,671	16.1
Total distributions declared	$11,206	100.0%	$10,372	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Support of $0 and $9 for the three months ended March 31, 2026 and 2025, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In March 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on April 27, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of March 31, 2026, the public offering price was $41.93 per Class A share, $40.20 per Class T share, $38.09 per Class D share and $38.79 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Three Months Ended March 31, 2026
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	4	$163	$(14)	$149	50	$1,924	54	$2,073	$38.29
Class T	95	3,849	(183)	3,666	10	379	105	4,045	38.23
Class D	10	364	—	364	14	524	24	888	38.01
Class I	888	34,377	—	34,377	78	3,032	966	37,409	38.72
	997	$38,753	$(197)	$38,556	152	$5,859	1,149	$44,415	$38.64

	Three Months Ended March 31, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	10	$384	$(33)	$351	51	$1,806	61	$2,157	$35.68
Class T	96	3,606	(170)	3,436	11	412	107	3,848	35.76
Class D	20	715	—	715	14	513	34	1,228	35.40
Class I	684	24,700	—	24,700	68	2,444	752	27,144	36.13
	810	$29,405	$(203)	$29,202	144	$5,175	954	$34,377	$36.03
FOOTNOTE:
(1)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
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
During the three months ended March 31, 2026 and 2025, the Company received requests for the repurchase of approximately $27.1 million and $18.6 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	64	$2,752	$43.20
Class A	108	4,140	38.37
Class T	16	604	38.29
Class D	88	3,355	38.09
Class I	400	15,540	38.79
Class S	17	756	43.71
Three Months Ended March 31, 2026	693	$27,147	$39.15

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	95	$3,794	$39.76
Class A	42	1,498	35.81
Class T	9	336	35.83
Class D	85	3,041	35.54
Class I	268	9,691	36.23
Class S	5	207	40.32
Three Months Ended March 31, 2025	504	$18,567	$36.78
As of March 31, 2026 and December 31, 2025, the Company had a payable for shares repurchased of approximately $27.1 million and $28.1 million, respectively, which were paid in April and January 2026, respectively.
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
During the three months ended March 31, 2026, approximately 264,000 Class T shares were converted to approximately 264,000 Class A shares at an average conversion rate of 1.00. During the three months ended March 31, 2025, approximately 89,000 Class T shares were converted to approximately 89,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
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

The Company had not borrowed any amounts under the 2024 Line of Credit and no amounts under the 2024 Line of Credit were outstanding as of March 31, 2026.
9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Current:
Federal	$33	$15
State	(1)	2
Total current tax expense	32	17
Deferred:
Federal	2,417	1,315
State	88	58
Total deferred tax expense	2,505	1,373
Total income tax expense	$2,537	$1,390
The effective tax rate for the three months ended March 31, 2026 and 2025 was 8.7% and 7.0%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are due to state taxes and the benefits of the partnership structure.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026
Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets:
Carryforwards of net operating loss	$4,227	$4,754
Other	—	12
Valuation allowance	(243)	(234)
Total deferred tax assets	3,984	4,532
Deferred tax liabilities:
Unrealized appreciation on investments	(29,398)	(27,441)
Total deferred tax liabilities	(29,398)	(27,441)
Deferred tax liabilities, net	$(25,414)	$(22,909)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of March 31, 2026, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Three Months Ended March 31, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$42.98	$38.21	$38.15	$37.94	$38.64	$43.48
Net investment income, before Expense Support (reimbursement)(1)	0.39	0.19	0.12	0.15	0.17	0.38
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	0.39	0.19	0.12	0.15	0.17	0.38
Net realized and unrealized gains, net of taxes(1)(3)	0.52	0.52	0.52	0.52	0.53	0.52
Net increase resulting from investment operations	0.91	0.71	0.64	0.67	0.70	0.90
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$43.58	$38.61	$38.54	$38.33	$39.03	$44.07

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2026

	Three Months Ended March 31, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Net assets, end of period	$159,531	$356,615	$76,938	$114,489	$669,858	$73,620
Average net assets(5)	$160,446	$350,111	$80,408	$116,293	$653,793	$73,582
Shares outstanding, end of period	3,660	9,236	1,996	2,987	17,164	1,671
Distributions declared	$1,164	$2,855	$526	$860	$5,274	$527
Total investment return based on net asset value before total return incentive fee(6)	2.36%	2.34%	2.12%	2.23%	2.28%	2.32%
Total investment return based on net asset value after total return incentive fee(6)	2.06%	1.87%	1.69%	1.78%	1.83%	2.09%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.26%	0.64%	0.82%	0.73%	0.68%	0.29%
Total operating expenses before Expense Support (reimbursement)	0.49%	1.10%	1.22%	1.17%	1.13%	0.52%
Total operating expenses after Expense Support (reimbursement)	0.49%	1.10%	1.22%	1.17%	1.13%	0.52%
Net investment income before total return incentive fee(8)	1.14%	0.96%	0.71%	0.84%	0.90%	1.09%
Net investment income	0.90%	0.49%	0.31%	0.40%	0.45%	0.86%

	Three Months Ended March 31, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income before Expense Support (reimbursement)(1)	0.31	0.27	0.18	0.23	0.24	0.31
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	0.31	0.27	0.18	0.23	0.24	0.31
Net realized and unrealized gains, net of taxes(1)(3)	0.29	0.28	0.29	0.28	0.29	0.29
Net increase resulting from investment operations	0.60	0.55	0.47	0.51	0.53	0.60
Distributions to shareholders(4)	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net decrease resulting from distributions to shareholders	(0.31)	(0.31)	(0.25)	(0.28)	(0.31)	(0.31)
Net Asset Value, End of Period	$39.84	$35.92	$35.94	$35.65	$36.34	$40.38

Net assets, end of period	$156,247	$299,816	$90,549	$107,710	$531,970	$68,921
Average net assets(5)	$159,067	$295,821	$89,556	$109,304	$520,321	$68,742
Shares outstanding, end of period	3,922	8,346	2,520	3,021	14,638	1,707
Distributions declared	$1,255	$2,589	$626	$868	$4,499	$535
Total investment return based on net asset value before total return incentive fee(6)	1.67%	1.56%	1.32%	1.45%	1.48%	1.69%
Total investment return based on net asset value after total return incentive fee(6)	1.53%	1.56%	1.32%	1.45%	1.48%	1.51%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.27%	0.64%	0.88%	0.73%	0.71%	0.30%
Total operating expenses	0.44%	0.64%	0.88%	0.73%	0.71%	0.46%
Net investment income before total return incentive fee(8)	0.96%	0.75%	0.51%	0.65%	0.68%	0.94%
Net investment income	0.79%	0.75%	0.51%	0.65%	0.68%	0.77%
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
THREE MONTHS ENDED MARCH 31, 2026
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the three months ended March 31, 2026, none of the total return incentive fees for any share class were covered by Expense Support. For the three months ended March 31, 2025, approximately 7% of total return incentive fees for Class S were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D or Class I were covered by Expense Support.
13. Subsequent Events
Distributions
In April 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on May 26, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In April 2026, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of April 30, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2026:
Offering Price, Per Share	$42.20	$40.46	$38.33	$39.03
Selling Commissions, Per Share	2.53	1.21
Dealer Manager Fees, Per Share	1.06	0.71
Capital Transactions
During the period April 1, 2026 through May 6, 2026, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	6	$266	$(23)	$243	17	$642	23	$885	$38.61
Class T	36	1,443	(67)	1,376	3	120	39	1,496	38.54
Class D	—	15	—	15	5	173	5	188	38.33
Class I	315	12,283	—	12,283	26	1,042	341	13,325	39.03
	357	$14,007	$(90)	$13,917	51	$1,977	408	$15,894	$38.95

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. Amounts as of December 31, 2025 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 19 U.S. and Global middle-market businesses and disposed of one middle-market U.S. business. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of March 31, 2026, we had eleven investments structured as controlling equity interests in combination with debt positions and seven investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of March 31, 2026.
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
Through March 31, 2026, we had received net proceeds from the Public Offerings of approximately $1.2 billion, including approximately $73.9 million received through our distribution reinvestment plan. As of March 31, 2026, the public offering price was $41.93 per Class A share, $40.20 per Class T share, $38.09 per Class D share and $38.79 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through March 31, 2026, we had incurred selling commissions and dealer manager fees of approximately $15.3 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through March 31, 2026, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $13.8 million based on actual amounts raised through the Public Offerings through March 31, 2026. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In April 2026, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of April 30, 2026. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective April 30, 2026:
Public Offering Price, Per Share	$42.20	$40.46	$38.33	$39.03
Selling Commissions, Per Share	2.53	1.21
Dealer Manager Fees, Per Share	1.06	0.71

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.4 billion, including approximately $73.9 million received through our distribution reinvestment plan as of March 31, 2026.

Portfolio and Investment Activity
As of March 31, 2026, we had invested in 18 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of March 31, 2026
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2028	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	10.9	Second Lien	15.0	12/19/2030	3.4	14.3
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	16	8.1	Second Lien	15.0	12/28/2029	2.6	10.7
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Clarion	12/9/2021	95	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.3	24.3
TacMed	3/24/2023	95	76.7	Secured	16.0	3/24/2030	29.0	105.7
Sill	10/20/2023	93	98.3	Secured	14.0	10/20/2030	15.9	114.2
USA Water	2/21/2024	5	8.1	Second Lien	16.0	8/20/2031	1.4	9.5
LBR	6/17/2024	8	0.1	Preferred Equity	(4)	n/a	72.3	72.4
LBR	4/24/2025	—	—	PIK Note	3.84% PIK(4)	5/17/2039	17.9	17.9
MAP	7/18/2024	57	61.3	First Lien	15.0	7/18/2031	15.0	76.3
IFPG	6/23/2025	91	90.5	Secured	15.0	6/23/2032	27.5	118.0
Shipley	9/25/2025	3	6.2	Second Lien	16.0	1/24/2033	0.7	6.9
USA Industries	12/11/2025	4	4.2	Second Lien	16.0	6/9/2033	0.8	5.0
			$630.3				$396.2	$1,026.5
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of March 31, 2026, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of March 31, 2026.
(3)    As of March 31, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at March 31, 2026 was 3.65%.
(4)    PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance on the anniversary date, as applicable. PIK Notes accrue income at a per annum rate of 3.84%. Preferred Equity includes three tranches (1) A2, (2), B2 and (3) B3 which accrue PIK income at a per annum rate of 8.16%, 8.5% and 12.0%, respectively.
The portfolio companies are required to make monthly interest payments on their debt, with the debt principal due upon maturity. Failure of any of these portfolio companies to pay contractual interest payments could have a material adverse effect on our results of operations and cash flows from operations, which would impact our ability to make distributions to shareholders. See our Form 10-K for the year ended December 31, 2025 for additional information regarding our portfolio companies and their related business activities.

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

Lawn Doctor
As of March 31, 2026 and December 31, 2025, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $99.9 million and $97.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$10,985	$11,923

Net income (GAAP)	$462	$690
Interest and debt related expenses	1,388	1,387
Depreciation and amortization	656	650
Income tax expense	280	352
Adjusted EBITDA (non-GAAP)	$2,786	$3,079

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,699	$1,864
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 61% of Lawn Doctor.

Polyform
As of March 31, 2026 and December 31, 2025, Polyform Products, Co. (“Polyform”) had total assets of approximately $29.9 million and $30.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of Polyform for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$4,505	$4,800

Net loss (GAAP)	$(216)	$(96)
Interest and debt related expenses	719	720
Depreciation and amortization	469	468
Income tax benefit	(84)	(37)
Adjusted EBITDA (non-GAAP)	$888	$1,055

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$773	$919
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 87% of Polyform.

Roundtables
As of March 31, 2026 and December 31, 2025, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $66.9 million and $58.1 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$4,899	$4,737

Net income (GAAP)	$59	$128
Interest and debt related expenses	628	636
Depreciation and amortization	514	520
Income tax expense	13	49
Adjusted EBITDA (non-GAAP)	$1,214	$1,333

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$980	$1,077
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 81% of Roundtables.

HSH
As of March 31, 2026 and December 31, 2025, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $40.5 million and $40.6 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$9,831	$9,133

Net income (GAAP)	$742	$446
Interest and debt related expenses	907	927
Depreciation and amortization	720	713
Income tax expense	222	145
Adjusted EBITDA (non-GAAP)	$2,591	$2,231

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,931	$1,662
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 75% of HSH.

ATA
As of March 31, 2026 and December 31, 2025, ATA National Title Group, LLC (“ATA”) had total assets of approximately $80.2 million and $83.8 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of ATA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$12,269	$10,686

Net loss (GAAP)	$(1,606)	$(2,508)
Interest and debt related expenses	1,475	1,444
Depreciation and amortization	1,042	1,051
Adjusted EBITDA (non-GAAP)	$911	$(13)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$683	$(10)
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 75% of ATA.

Clarion
As of March 31, 2026 and December 31, 2025, Clarion Safety Holdings, LLC (“Clarion”) had total assets of approximately $98.4 million and $99.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$9,188	$6,514

Net income (GAAP)	$1,415	$106
Interest and debt related expenses	772	808
Depreciation and amortization	453	297
Income tax expense	522	41
Adjusted EBITDA (non-GAAP)	$3,162	$1,252

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,001	$1,209
FOOTNOTE:
Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 95% and 97%, respectively, of Clarion.

Vektek
As of March 31, 2026 and December 31, 2025, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $107.6 million and $107.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$9,097	$8,632

Net income (GAAP)	$289	$307
Interest and debt related expenses	1,444	1,488
Depreciation and amortization	917	911
Income tax expense	8	29
Adjusted EBITDA (non-GAAP)	$2,658	$2,735

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,225	$2,290
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 84% of Vektek.
TacMed
As of March 31, 2026 and December 31, 2025, Tacmed Holdings, LLC (“TacMed”) had total assets of approximately $105.3 million and $106.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$11,526	$9,508

Net loss (GAAP)	$(402)	$(926)
Interest and debt related expenses	1,164	1,166
Depreciation and amortization	1,318	1,357
Income tax benefit	(154)	(322)
Adjusted EBITDA (non-GAAP)	$1,926	$1,275

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,837	$1,218
FOOTNOTES:

(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 95% of TacMed.

Sill
As of March 31, 2026 and December 31, 2025, Sill Holdings, LLC (“Sill”) had total assets of approximately $121.7 million and $123.1 million, respectively. In January 2026, we made an additional equity investment in Sill of approximately $2.0 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of Sill for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$9,614	$11,182

Net (loss) income (GAAP)	$(263)	$2,274
Interest and debt related expenses	562	605
Depreciation and amortization	987	884
Income tax (benefit) expense	(11)	624
Adjusted EBITDA (non-GAAP)	$1,275	$4,387

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,193	$4,093
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 94% and 93% of Sill, respectively.

MAP
As of March 31, 2026 and December 31, 2025, Madison Retirement Holdings TopCo, LLC (“MAP”) had total assets of approximately $134.9 million and $132.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of MAP for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$12,428	$8,385

Net income (loss) (GAAP)	$567	$(3,556)
Interest and debt related expenses	705	659
Depreciation and amortization	1,098	2,319
Income tax expense	81	1
Adjusted EBITDA (non-GAAP)	$2,451	$(577)

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,394	$(346)
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026 and 2025, we owned approximately 57% and 60%, respectively, of MAP.

IFPG
As of March 31, 2026 and December 31, 2025, International Franchise Professionals Group (“IFPG”) had total assets of approximately $129.8 million and $131.0 million, respectively. The Company acquired its investments in IFPG in June 2025.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of IFPG for the three months ended March 31, 2026 (in thousands):

Three Months Ended March 31,
2026
Revenues	$4,187

Net loss (GAAP)	$(1,523)
Interest and debt related expenses	1,113
Depreciation and amortization	1,300
Income tax expense	145
Adjusted EBITDA (non-GAAP)	$1,035

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$940
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of March 31, 2026, we owned approximately 91% of IFPG.
Other Portfolio Companies
As of March 31, 2026, we held minority equity and debt positions in seven portfolio companies.
In March 2026, we made an additional equity investment in Milton of approximately $2.0 million.

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
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $83.8 million and $84.8 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $52.7 million and $29.2 million in net proceeds during the three months ended March 31, 2026 and 2025, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $5.9 million and $5.2 million raised through our distribution reinvestment plan, respectively. As of March 31, 2026, we had approximately 804.6 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $1.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.
Borrowings. We did not borrow any amounts during the three months ended March 31, 2026 and 2025. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.

Uses of Liquidity and Capital Resources
Investments. We used approximately $4.0 million and $17.4 million of cash to purchase portfolio company investments during the three months ended March 31, 2026 and 2025, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $17.6 million and $16.1 million during the three months ended March 31, 2026 and 2025, respectively.
Distributions. We paid distributions to our shareholders of approximately $5.3 million and $5.2 million (which excludes distributions reinvested of approximately $5.9 million and $5.2 million, respectively) during the three months ended March 31, 2026 and 2025, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $28.1 million and $19.2 million during the three months ended March 31, 2026 and 2025, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.0 million and $0.1 million in deferred financing costs during the three months ended March 31, 2026 and 2025, respectively.
Reimbursement of Expense Support. During the three months ended March 31, 2026 and 2025, there was no expense support reimbursed to the Manager and Sub-Manager.
As of March 31, 2026, there is approximately $0.9 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the three months ended March 31, 2026 and 2025 (three record dates). The following table reflects the total distributions declared during the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Three Months Ended March 31,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 – March 31, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 – March 31, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$7,447	139.3%	$8,692	167.3%
Expense Support (reimbursement)	—	—	9	0.2
Net investment income	$7,447	139.3%	$8,701	167.5%
Cash distributions declared, net of distributions reinvested(2)	$5,347	100.0%	$5,197	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $5,859 and $5,175 of distributions reinvested pursuant to our distribution reinvestment plan during the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026 and 2025, we received requests for the repurchase of approximately $27.1 million and $18.6 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarize the shares repurchased during the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	64	$2,752	$43.20
Class A shares	108	4,140	38.37
Class T shares	16	604	38.29
Class D shares	88	3,355	38.09
Class I shares	400	15,540	38.79
Class S shares	17	756	43.71
Three Months Ended March 31, 2026	693	$27,147	$39.15

Class FA shares	95	$3,794	$39.76
Class A shares	42	1,498	35.81
Class T shares	9	336	35.83
Class D shares	85	3,041	35.54
Class I shares	268	9,691	36.23
Class S shares	5	207	40.32
Three Months Ended March 31, 2025	504	$18,567	$36.78
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through March 31, 2026, we had acquired equity and debt investments in 19 portfolio companies and disposed of one portfolio company. As of March 31, 2026 and 2025, the fair value of our portfolio company investments totaled approximately $1.4 billion and $1.2 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$22,273	$16,906
Total operating expenses	(14,794)	(8,197)
Expense support (reimbursement), net	—	9
Net investment income before taxes	7,479	8,718
Income tax expense	(32)	(17)
Net investment income	7,447	8,701
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	19,185	9,866
Net increase in net assets resulting from operations	$26,632	$18,567

Investment Income
Investment income consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
From portfolio company investments:
Interest income	$10,689	$10,296
Dividend income	8,953	3,931
PIK income	2,200	1,656
From cash accounts
Interest income	431	1,023
Total investment income	$22,273	$16,906
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of March 31, 2026 and 2025. As of March 31, 2026 and 2025, our weighted average annual yield on our accruing debt investments was 13.4% and 14.1%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.7 million and $10.3 million during the three months ended March 31, 2026 and 2025, respectively. The increase in interest income from portfolio company investments during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily attributable to a new debt investment made during June 2025.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $9.0 million and $3.9 million during the three months ended March 31, 2026 and 2025, respectively. During each of the three months ended March 31, 2026 and 2025, we received dividend income from thirteen and eight of our portfolio companies, respectively.
PIK income from portfolio company investments is computed at the contractual rate specified in each applicable agreement and is accrued and recorded as PIK income and added to the principal balance of the instrument. PIK income was approximately $2.2 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.
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
Operating Expenses
Our operating expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total return incentive fees	$5,979	$388
Base management fees	6,574	5,305
Offering expenses	182	540
Professional services	1,020	664
Pursuit costs	138	417
Distribution and shareholder servicing fees	505	491
Custodian and accounting fees	167	148
Insurance expense	55	55
Director fees and expenses	81	51
General and administrative expenses	59	82
Interest expense	34	56
Total operating expenses	14,794	8,197
Expense support	—	(9)
Net expenses	$14,794	$8,188

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
We recorded total return incentive fees of approximately $6.0 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. The increase in total return incentive fees during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to an increase of $9.3 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) offset by a decrease of $1.2 million in net investment income, taken over a larger Average Adjusted Capital during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
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
We incurred base management fees of approximately $6.6 million and $5.3 million during the three months ended March 31, 2026 and 2025, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.4 billion and $1.2 billion during the three months ended March 31, 2026 and 2025, respectively.
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
We incurred offering expenses of approximately $0.2 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.1 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.

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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.5 million during the three months ended March 31, 2026 and 2025.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.4 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively.
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
Since inception, we have received cumulative Expense Support of approximately $6.0 million. No expense support was reimbursed to the Manager and Sub-Manager during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, there is approximately $0.9 million unreimbursed Expense Support under the terms of the Expense Support and Conditional Reimbursement Agreement. Our obligation to make Conditional Reimbursements will automatically terminate and be of no further effect three years following the date which the Expense Support amount was provided and to which such Conditional Reimbursement relates, as described further in the Expense Support and Conditional Reimbursement Agreement. See Note 5. “Related Party Transactions” of Item 1. “Financial Statements” for additional information.
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
During the three months ended March 31, 2026, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $21.7 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on fifteen portfolio companies of approximately $27.0 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $5.2 million during the three months ended March 31, 2026. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.5 million during the three months ended March 31, 2026.
During the three months ended March 31, 2025, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $11.2 million. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on nine portfolio companies of approximately $20.2 million, offset partially by gross unrealized depreciation on seven portfolio companies of approximately $9.0 million during the three months ended March 31, 2025. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.4 million during the three months ended March 31, 2025.
Net Assets
During the three months ended March 31, 2026 and 2025, the net increase in net assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operations	$26,632	$18,567
Distributions to shareholders	(11,206)	(10,372)
Capital transactions	17,268	15,810
Net increase in net assets	$32,694	$24,005
Operations increased by approximately $8.1 million, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $9.3 million and offset by a decrease in net investment income of approximately $1.3 million.
Distributions increased approximately $0.8 million, during the three months ended March 31, 2026, respectively, as compared to the three months ended March 31, 2025, primarily as a result of an increase in shares outstanding.
Capital transactions increased by approximately $1.5 million, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in capital transactions for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to an increase in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $10.0 million and an increase in share repurchases of approximately $8.6 million.

Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through March 31, 2026 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	2.1%	12.3%	34.2%	65.6%	11.0%	134.3%	Feb. 7, 2018 - Mar. 31, 2026
Class FA (with sales load)	(4.6)%	5.0%	25.4%	54.9%	10.1%	119.1%	Feb. 7, 2018 - Mar. 31, 2026
Class A (no sales load)	1.9%	11.1%	30.5%	55.8%	10.0%	113.9%	Apr. 10, 2018 - Mar. 31, 2026
Class A (with sales load)	(6.8)%	1.7%	19.4%	42.5%	8.8%	95.7%	Apr. 10, 2018 - Mar. 31, 2026
Class I	1.8%	11.0%	30.0%	55.3%	10.1%	115.3%	Apr. 10, 2018 - Mar. 31, 2026
Class T (no sales load)	1.7%	10.1%	27.6%	50.5%	9.1%	97.7%	May 25, 2018 - Mar. 31, 2026
Class T (with sales load)	(3.1)%	4.9%	21.5%	43.4%	8.4%	88.3%	May 25, 2018 - Mar. 31, 2026
Class D	1.8%	10.8%	29.7%	54.9%	9.5%	102.1%	June 26, 2018 - Mar. 31, 2026
Class S (no sales load)	2.1%	12.4%	34.6%	66.7%	12.0%	97.9%	Mar. 31, 2020 - Mar. 31, 2026
Class S (with sales load)	(1.5)%	8.5%	29.9%	60.8%	11.4%	91.0%	Mar. 31, 2020 - Mar. 31, 2026
FOOTNOTES:
(1)     For the period from January 1, 2025 to March 31, 2026.
(2)    For the period from April 1, 2025 to March 31, 2026.
(3)    For the period from April 1, 2023 to March 31, 2026.
(4)    For the period from April 1, 2021 to March 31, 2026.
(5)    For the period from the date the first share was issued for each respective share class through March 31, 2026. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our investments, other than those described above and the risk factors identified in Item 1A in Part I of our Form 10-K for the year ended December 31, 2025 and this Quarterly Report, including the negative impacts from recent geopolitical events.
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
Hedging Activities
As of March 31, 2026, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.
Seasonality
We do not anticipate that seasonality will have a significant effect on our results of operations.
Critical Accounting Policies and Use of Estimates
See our Form 10-K for the year ended December 31, 2025 and Note 2. “Significant Accounting Policies” of Part I of this Quarterly Report for a summary of our critical accounting policies.

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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are primarily structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. Additionally as of March 31, 2026, we had $53.8 million of our debt investments subject to variable interest rates. We may also invest in additional floating interest rate debt investments in the future.
We estimate that as of March 31, 2026, a 100 basis points decline in the SOFR rate would result in a decline in the “Interest income” in our condensed consolidated statements of operations of approximately less than $0.1 million.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of March 31, 2026, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of March 31, 2026, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $10.3 million.
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
As of March 31, 2026, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
We have disclosed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2025, risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in our Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During the quarter ended March 31, 2026, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1, 2026 to January 31, 2026	—	$—	—	$36,257
February 1, 2026 to February 28, 2026	—	—	—	36,257
March 1, 2026 to March 31, 2026	693	$39.15	693	9,110
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended March 31, 2026, we received requests for the repurchase of approximately $27,147 of our common shares. Our board of directors approved the repurchases.

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

10.1
Amendment to the Loan and Security Agreement by and between CNL Strategic Capital B, Inc. and Valley National Bank dated February 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2026.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)