Form 10-Q
period 2026-06-30
CNL Strategic Capital, LLC
filed 2026-08-06
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of August 5, 2026, the Company had 3,615,876 Class FA shares, 9,269,016 Class A shares, 1,786,150 Class T shares, 2,965,358 Class D shares, 17,971,653 Class I shares and 1,651,919 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,053,174 and $1,029,526, respectively)	$1,478,425	$1,404,092
Cash and cash equivalents	80,383	84,798
Receivable for shares sold	—	14,106
Paid-in-kind (“PIK”) receivable	2,008	—
Prepaid expenses and other assets	339	165
Total assets	1,561,155	1,503,161
Liabilities
Due to related parties, net (Note 5)	17,037	31,790
Payable for shares repurchased	34,347	28,056
Deferred tax liabilities, net	28,061	22,909
Accounts payable and other accrued expenses	1,808	2,049
Total liabilities	81,253	84,804
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,616 and 3,724 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 10,151 and 9,559 shares issued, respectively; 9,176 and 9,026 shares outstanding, respectively	9	9
Class T Common shares, $0.001 par value, 558,620 shares authorized; 4,354 and 4,155 shares issued, respectively; 1,841 and 2,171 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,456 and 3,419 shares issued, respectively; 2,961 and 3,051 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 21,407 and 19,501 shares issued, respectively; 17,706 and 16,598 shares outstanding, respectively	17	17
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,652 and 1,688 shares outstanding, respectively	2	2
Capital in excess of par value	1,150,862	1,124,711
Distributable earnings	329,003	293,609
Total Members’ Equity	$1,479,902	$1,418,357

Net asset value per share:
Class FA	$44.34	$42.98
Class A	$39.14	$38.21
Class T	$39.06	$38.15
Class D	$38.87	$37.94
Class I	$39.50	$38.64
Class S	$44.81	$43.48
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
From portfolio company investments:
Interest income	$10,794	$10,475	$21,483	$20,771
Dividend income	8,622	5,009	17,575	8,940
PIK income	2,336	1,896	4,536	3,552
From cash accounts
Interest income	444	837	875	1,860
Total investment income	22,196	18,217	44,469	35,123
Operating expenses
Total return incentive fees	7,050	13,079	13,029	13,467
Base management fees	6,860	5,765	13,434	11,070
Offering expenses	201	610	383	1,150
Professional services	758	824	1,778	1,488
Pursuit costs	106	274	244	691
Distribution and shareholder servicing fees	493	497	998	988
Custodian and accounting fees	333	148	500	296
Insurance expense	63	55	118	110
Director fees and expenses	63	52	144	103
General and administrative expenses	157	102	216	183
Interest expense	53	99	87	156
Total operating expenses	16,137	21,505	30,931	29,702
Expense support	—	(3,883)	—	(3,892)
Reimbursement of expense support	970	—	970	—
Net operating expenses	17,107	17,622	31,901	25,810
Net investment income before taxes	5,089	595	12,568	9,313
Income tax expense	(68)	(30)	(100)	(47)
Net investment income	5,021	565	12,468	9,266
Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	28,972	48,979	50,662	60,218
Provision for deferred taxes on investments	(2,647)	(3,640)	(5,152)	(5,013)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	26,325	45,339	45,510	55,205
Net gain on investments	26,325	45,339	45,510	55,205
Net increase in net assets resulting from operations	$31,346	$45,904	$57,978	$64,471
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations per share
Class FA	$1.07	$1.56	$1.99	$2.17
Class A	$0.84	$1.27	$1.56	$1.81
Class T	$0.76	$1.07	$1.41	$1.57
Class D	$0.81	$1.21	$1.49	$1.72
Class I	$0.79	$1.34	$1.49	$1.86
Class S	$1.05	$1.61	$1.96	$2.22

Weighted average shares
Class FA	3,660	3,921	3,691	3,968
Class A	9,319	8,473	9,232	8,381
Class T	1,970	2,453	2,035	2,479
Class D	2,991	3,034	3,025	3,059
Class I	17,508	14,973	17,200	14,689
Class S	1,670	1,707	1,679	1,709
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of March 31, 2026	36,714	$37	$1,141,979	$309,035	$1,451,051
Net investment income	—	—	—	5,021	5,021
Net change in unrealized appreciation on investments	—	—	—	26,325	26,325
Distributions to shareholders	—	—	—	(11,378)	(11,378)
Issuance of common shares through the Public Offerings	953	—	37,254	—	37,254
Issuance of common shares through distribution reinvestment plan	153	—	5,975	—	5,975
Repurchase of common shares pursuant to share repurchase program	(868)	—	(34,346)	—	(34,346)
Balance as of June 30, 2026	36,952	$37	$1,150,862	$329,003	$1,479,902

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2025	36,258	$37	$1,124,711	$293,609	$1,418,357
Net investment income	—	—	—	12,468	12,468
Net change in unrealized appreciation on investments	—	—	—	45,510	45,510
Distributions to shareholders	—	—	—	(22,584)	(22,584)
Issuance of common shares through the Public Offerings	1,949	1	75,810	—	75,811
Issuance of common shares through distribution reinvestment plan	306	—	11,834	—	11,834
Repurchase of common shares pursuant to share repurchase program	(1,561)	(1)	(61,493)	—	(61,494)
Balance as of June 30, 2026	36,952	$37	$1,150,862	$329,003	$1,479,902

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net increase in net assets resulting from operations	$57,978	$64,471
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(22,273)	(158,946)
Proceeds from return of capital on portfolio company investments	1,130	984
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(50,662)	(60,218)
PIK income	(4,536)	(3,552)
Amortization of deferred financing costs	50	—
Decrease in due to related parties	(14,753)	(13,914)
(Decrease) increase in accounts payable and other accrued expenses	(241)	522
Increase in deferred tax liabilities, net	5,152	5,013
(Decrease) increase in prepaid expenses and other assets	(144)	150
Other operating activities	—	47
Net cash used in operating activities	(28,299)	(165,443)
Financing Activities:
Proceeds from issuance of common shares	89,917	53,031
Payment on repurchases of common shares	(55,203)	(37,736)
Proceeds from line of credit	—	30,000
Distributions paid, net of distributions reinvested	(10,750)	(10,409)
Deferred financing costs	(80)	(134)
Net cash provided by financing activities	23,884	34,752
Net decrease in cash	(4,415)	(130,691)
Cash and cash equivalents, beginning of period	84,798	146,319
Cash and cash equivalents, end of period	$80,383	$15,628
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$11,834	$10,510
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$50	$187
Payable for shares repurchased	$34,347	$11,190

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2026
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.5%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –11.9%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC(5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC(5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,251	24,251	24,251
Total Senior Secured Note					175,702	175,702
Senior Secured Notes – Second Lien – 4.3%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.2%
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(10)	5/17/2039	8,959	$8,959	$8,928
LOCI Topco Limited(6)(8)	Legal Services	3.84% PIK(10)	5/17/2039	8,959	8,959	8,928
Total Senior Secured PIK Notes					17,918	17,856
Total Senior Secured Notes					$323,816	$323,754
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF JUNE 30, 2026 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.6%
LOCI Topco Limited(6)(11)	Legal Services	(9)		1,476,168	$1,476	$1,457
LOCI Topco Limited(6)(12)	Legal Services	8.50% PIK(10)		70,168,515	70,169	72,699
LOCI Topco Limited(6)(13)	Legal Services	12.00% PIK(10)		8,806,288	8,806	8,767
Total Preferred Equity					80,451	82,923
Common Equity – 72.4%
ATA Holding Company, LLC(14)	Real Estate Services			37,985	$37,125	$38,957
Auriemma U.S. Roundtables(14)	Information Services and Advisory Solutions			33,094	33,476	70,194
Blue Ridge ESOP Associates	Retirement Plan Services			15,027	20,969	63,666
Clarion Safety Systems, LLC(14)	Visual Safety Solutions			68,891	70,316	117,992
Healthcare Safety Holdings, LLC(14)	Healthcare Supplies			17,320	17,320	48,794
IFPG TopCo, LLC(14)	Franchise Consulting Services			93,371	93,500	94,055
LOCI Topco Limited(6)	Legal Services			104,624	134	5,187
Lawn Doctor, Inc.(14)	Commercial and Professional Services			7,746	27,610	101,965
Madison Retirement Holdings TopCo, LLC(14)	Retirement Plan Services			61,500	61,272	100,198
Milton Industries, Inc.	Engineered Products			8,060	10,911	24,153
Polyform Products, Co.(14)	Hobby Goods and Supplies			10,820	15,599	10,912
Resolution Economics, LLC	Legal Services			7,666	7,645	27,404
SDC Holdco LLC	Restaurant and Food			6,816	6,281	6,740
Sill Holdings, LLC(14)	Insurance Services			87,869	100,049	163,350
Tacmed Holdings, LLC(14)	Healthcare Supplies			77,528	77,434	109,039
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,370
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,142	13,608
Vektek Holdings, LLC(14)	Engineered Products			56,928	56,928	71,164
Total Common Equity					648,907	1,071,748
TOTAL INVESTMENTS – 99.9%					$1,053,174	$1,478,425
OTHER ASSETS IN EXCESS OF LIABILITIES – 0.1%						1,477
NET ASSETS – 100.0%						$1,479,902
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of June 30, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2026 was 3.63%.
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

(6)    LBR is headquartered in the United Kingdom. LBR investment represents 7.2% of net assets based on fair value as of June 30, 2026.
(7)    Represents Tranche A2 PIK Notes, which are subordinate to other notes issued by LOCI Midco 1 Limited (subsidiary of LOCI TopCo Limited).
(8)    Represents Tranche B2 PIK Notes, which are subordinate to other notes issued by LOCI Midco I Limited (subsidiary of LOCI TopCo Limited).
(9)    A2 Preferred Shares PIK income is computed using a 12.0% annual interest rate applied to a notional balance of: (a) the principal balances of the Tranche A2 PIK Notes and Tranche B2 PIK Notes compounded annually at 12%, less (b) the 3.84% fixed PIK interest generated from the Tranche A2 PIK Notes and Tranche B2 PIK Notes. A2 Preferred Shares PIK income is accrued and recorded as PIK receivable and capitalized to the principal balance on the anniversary date, as applicable.
(10)    PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as PIK receivable and capitalized to the principal balance on the anniversary date, as applicable.
(11)    Represents A2 Preferred Shares of LOCI TopCo Limited.
(12)    Represents B2 Preferred Shares of LOCI TopCo Limited.
(13)    Represents B3 Preferred Shares of LOCI TopCo Limited.
(14)    As of June 30, 2026, the Company owned a controlling interest in this portfolio company.
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.7%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Note - First Lien					66,990	66,990
Senior Secured Note –12.4%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC (5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC (5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,375	24,375	24,375
Total Senior Secured Note					175,826	175,826
Senior Secured Note – Second Lien – 4.5%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco, LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Note - Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.3%
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(9)	5/17/2039	9,192	9,192	9,306
LOCI Topco Limited(6)(8)	Legal Services	3.84% PIK(9)	5/17/2039	9,191	9,191	9,305
Total Senior Secured PIK Notes					18,383	18,611
Total Senior Secured Notes					$324,405	$324,633
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity – 5.7%
LOCI Topco Limited (6)(10)	Legal Services	8.16% PIK(9)		989,505	$990	$994
LOCI Topco Limited(6)(11)	Legal Services	8.50% PIK(9)		67,997,448	67,997	71,697
LOCI Topco Limited(6)(12)	Legal Services	12.00% PIK(9)		8,492,564	8,493	8,594
Total Preferred Equity					77,480	81,285
Common Equity – 70.4%
ATA Holding Company, LLC (13)	Real Estate Services			37,985	$37,125	$36,050
Auriemma U.S. Roundtables (13)	Information Services and Advisory Solutions			33,094	33,476	69,758
Blue Ridge ESOP Associates	Retirement Plan Services			11,489	8,072	43,234
Clarion Safety Systems, LLC (13)	Visual Safety Solutions			68,891	70,316	108,558
Healthcare Safety Holdings, LLC (13)	Healthcare Supplies			17,320	17,320	44,533
IFPG TopCo, LLC(13)	Franchise Consulting Services			90,500	90,500	92,672
LOCI Topco Limited (6)	Legal Services			104,624	134	5,829
Lawn Doctor, Inc (13)	Commercial and Professional Services			7,746	27,610	100,355
Madison Retirement Holdings TopCo, LLC(13)	Retirement Plan Services			61,500	61,436	91,495
Milton Industries, Inc.	Engineered Products			7,395	8,903	19,898
Polyform Products, Co. (13)	Hobby Goods and Supplies			10,820	15,599	10,752
Resolution Economics, LLC	Legal Services			7,666	7,645	23,163
SDC Holdings, LLC	Restaurant and Food			6,816	6,764	7,123
Sill Holdings, LLC (13)	Insurance Services			85,828	96,249	157,788
Tacmed Holdings, LLC (13)	Healthcare Supplies			77,000	76,744	100,331
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,196
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,624	13,199
Vektek Holdings, LLC (13)	Engineered Products			56,928	56,928	69,240
Total Common Equity					627,641	998,174
Total Investments – 99.0%					$1,029,526	$1,404,092
OTHER ASSETS IN EXCESS OF LIABILITIES–1.0%						14,265
NET ASSETS–100.0%						$1,418,357
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
The following table reflects class-specific expenses by share class during the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$260	$1,925	$344	$579	$3,606	$146
Total return incentive fees	435	1,959	374	608	3,479	195
Offering expenses	—	2	18	—	181	—
Expense support reimbursement	—	—	—	—	970	—
Other class-specific expenses (1)	16	88	200	168	337	12

	Six Months Ended June 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$523	$3,765	$712	$1,159	$6,983	$292
Total return incentive fees	810	3,591	700	1,120	6,445	363
Offering expenses	—	3	36	2	342	—
Expense support reimbursement	—	—	—	—	970	—
Other class-specific expenses (1)	24	132	394	317	601	18

	Quarter Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$273	$1,600	$424	$545	$2,783	$140
Total return incentive fees	669	3,668	924	1,263	6,270	285
Offering expenses	—	39	88	16	467	—
Expense support	(73)	(675)	(107)	(216)	(2,672)	(140)
Other class-specific expenses (1)	8	42	220	143	222	5

	Six Months Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$541	$3,069	$834	$1,068	$5,285	$273
Total return incentive fees	939	3,668	924	1,263	6,270	403
Offering expenses	—	97	145	32	876	—
Expense support	(73)	(675)	(107)	(216)	(2,672)	(149)
Other class-specific expenses (1)	16	82	442	288	435	11
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
During the quarter and six months ended June 30, 2026 and 2025, the Company did not incur any material interest or penalties. Tax years ending December 31, 2022 and forward remain subject to examination by taxing authorities.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is the Company’s chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income, net assets and total return as key metrics in determining the amount of distributions to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
3. Investments

In January 2026 and April 2026, the Company made an additional equity investment in Sill Holdings, LLC (“Sill”) of $2.0 million and $1.8 million, respectively.

In March 2026, the Company made an additional equity investment in Milton Industries, Inc. (“Milton”) of approximately $2.0 million.

In April 2026, the Company made an additional equity investment in Tacmed Holdings, LLC (“TacMed”) of approximately $0.7 million.

In April 2026, the Company made an additional equity investment in International Franchise Professionals Group (“IFPG”) of approximately $3.0 million.

In May 2026, the Company made an additional equity investment in Blue Ridge ESOP Associates (“Blue Ridge”) of approximately $12.9 million.

The Company’s investment portfolio is summarized as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.5%	4.5%
Secured	175,702	175,702	11.9	11.9
Second lien	63,206	63,206	4.3	4.3
PIK notes	17,918	17,856	1.2	1.2
Total senior secured debt	323,816	323,754	21.9	21.9
Preferred equity	80,451	82,923	5.6	5.6
Common equity	648,907	1,071,748	72.5	72.4
Total investments	$1,053,174	$1,478,425	100.0%	99.9%

	As of December 31, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.8%	4.7%
Secured	175,826	175,826	12.5	12.4
Second lien	63,206	63,206	4.5	4.5
PIK notes	18,383	18,611	1.3	1.3
Total senior secured debt	324,405	324,633	23.1	22.9
Preferred equity	77,480	81,285	5.8	5.7
Common equity	627,641	998,174	71.1	70.4
Total investments	$1,029,526	$1,404,092	100.0%	99.0%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for return of capital, principal repayments and capitalized PIK income on the anniversary date, as applicable.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 12.5% and 15.6% and have weighted average remaining years to maturity of 3.6 years and 4.1 years as of June 30, 2026 and December 31, 2025, respectively. The note purchase agreements contain customary covenants and events of default. As of June 30, 2026, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of June 30, 2026 and December 31, 2025, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of June 30, 2026 and December 31, 2025 were as follows:

Industry	June 30, 2026	December 31, 2025
Healthcare Supplies	14.3%	14.1%
Retirement Plan Services	12.3	10.9
Insurance Services	12.1	12.4
Commercial and Professional Services	10.9	11.3
Engineered Products	10.3	10.4
Visual Safety Solutions	9.5	9.3
Legal Services	9.2	9.4
Franchise Consulting Services	8.2	8.5
Information Services and Advisory Solutions	5.7	6.0
Real Estate Services	5.2	5.2
Hobby Goods and Supplies	1.8	1.9
Restaurant and Food	0.5	0.6
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had two significant portfolio companies in which it owned a controlling equity interest during the quarter and six months ended June 30, 2026 and 2025. The following tables present unaudited summarized operating data for the quarter and six months ended June 30, 2026 and 2025, and summarized balance sheet data as of June 30, 2026 (unaudited) and December 31, 2025 for these portfolio companies (in thousands):
Clarion

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,616	$8,764	$18,804	$15,278
Expenses	(7,623)	(7,122)	(14,874)	(13,489)
Income before taxes	1,993	1,642	3,930	1,789
Income tax expense	(544)	(450)	(1,066)	(491)
Net income	$1,449	$1,192	$2,864	$1,298

	As of June 30, 2026	As of December 31, 2025
Current assets	$16,021	$16,070
Non-current assets	82,280	82,914
Current liabilities	1,832	4,963
Non-current liabilities	24,530	23,524
Stockholders’ equity	71,939	70,497
Ownership percentage(1)	94%	95%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
Sill

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$12,177	$10,663	$21,791	$21,845
Expenses	(10,644)	(9,365)	(20,532)	(17,649)
Income before taxes	1,533	1,298	1,259	4,196
Income tax expense	(274)	(78)	(263)	(702)
Net income	$1,259	$1,220	$996	$3,494

	As of June 30, 2026	As of December 31, 2025
Current assets	$16,642	$13,812
Non-current assets	109,200	109,240
Current liabilities	6,790	6,946
Non-current liabilities	17,830	18,186
Stockholders’ equity	101,222	97,920
Ownership percentage(1)	94%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026				As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$323,754	$323,754	$—	$—	$324,633	$324,633
Preferred Equity	—	—	82,923	82,923	—	—	81,285	81,285
Common Equity	—	—	1,071,748	1,071,748	—	—	998,174	998,174
Total Investments	$—	$—	$1,478,425	$1,478,425	$—	$—	$1,404,092	$1,404,092
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

As of June 30, 2026
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$323,754	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.0% (13.9%) 5.6x – 19.0x (12.7x)	Decrease Increase
Preferred Equity	82,923	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.0% (13.9%) 5.6x – 19.0x (12.7x)	Decrease Increase
Common Equity	1,071,748	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.0% (13.9%) 5.6x – 19.0x (12.7x)	Decrease Increase
Total	$1,478,425

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30, 2026
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2026	$324,633	$81,285	$998,174	$1,404,092
Additions	—	—	22,398	22,398
Principal repayment	(125)	—	—	(125)
PIK receivable reclass	(468)	(5,247)	—	(5,715)
PIK income capitalized	—	8,220	—	8,220
Return of capital(1)	—	—	(1,130)	(1,130)
Net change in unrealized appreciation, including unrealized foreign currency gain	(286)	(1,335)	52,306	50,685
Fair value balance as of June 30, 2026	$323,754	$82,923	$1,071,748	$1,478,425
Change in net unrealized appreciation on investments held as of June 30, 2026	$(286)	$(1,335)	$52,306	$50,685

	Six Months Ended June 30, 2025
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2025	$292,284	$61,155	$787,420	$1,140,859
Additions	40,918	7,855	110,298	159,071
Principal repayment	(125)	—	—	(125)
PIK income	364	3,188	—	3,552
Return of capital(1)	—	—	(984)	(984)
Net change in unrealized appreciation	574	6,140	53,504	60,218
Fair value balance as of June 30, 2025	$334,015	$78,338	$950,238	$1,362,591
Change in net unrealized appreciation on investments held as of June 30, 2025	$574	$6,140	$53,504	$60,218
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.2 million and $0.6 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $0.4 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively.
Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager 50% of the total base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below. The Company incurred base management fees of approximately $6.9 million and $5.8 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $13.4 million and $11.1 million during the six months ended June 30, 2026 and 2025, respectively.
The base management fee is calculated for each share class at an annual rate of (i) for the Non-founder shares of a particular class, 2% of the product of (x) the Company’s average gross assets and (y) the ratio of Non-founder shares Average Adjusted Capital (as defined below), for a particular class to total Average Adjusted Capital and (ii) for the Class FA shares and Class S shares (collectively, the “Founder shares”), 1% of the product of (x) the Company’s average gross assets and (y) the ratio of outstanding founder shares Average Adjusted Capital for a particular class to total Average Adjusted Capital, in each case excluding cash, and is payable monthly in arrears. The management fee for a certain month is calculated based on the average value of the Company’s gross assets at the end of that month and the immediately preceding calendar month. The determination of gross assets reflects changes in the fair market value of the Company’s assets, which does not necessarily equal their notional value, reflecting both realized and unrealized capital appreciation or depreciation. The base management fee may be reduced or deferred by the Manager and the Sub-Manager under the Management Agreement and the Expense Support and Conditional Reimbursement Agreement described below. For purposes of this calculation, “Average Adjusted Capital” for an applicable class is computed on the daily Adjusted Capital for such class for the actual number of days in such applicable month. “Adjusted Capital” is defined as cumulative proceeds generated from sales of the Company’s shares of a particular share class (including proceeds from the sale of shares pursuant to the distribution reinvestment plan, if any), net of upfront selling commissions and dealer manager fees (“sales load”), if any, reduced for the full amounts paid for share repurchases pursuant to any share repurchase program, if any, and adjusted for share conversions, if any, for such class.
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $7.1 million and $13.1 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $13.0 million and $13.5 million during the six months ended June 30, 2026 and 2025, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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
Since inception, the Company has received cumulative Expense Support of approximately $6.0 million. Of the Expense Support received through June 30, 2026, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of June 30, 2026, approximately $1.0 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of June 30, 2026 and 2025. These individuals and entities received distributions from the Company of approximately $0.1 million for the quarters ended June 30, 2026 and 2025, and $0.2 million for each of the six months ended June 30, 2026 and 2025.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the quarter and six months ended June 30, 2026 and 2025 are summarized below (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2026	2025	2026	2025
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$119	$155	$244	$285
	Dealer manager fees(1)	65	90	137	162
	Distribution and shareholder servicing fees(2)	308	334	624	671
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	201	610	383	1,150
	Base management fees(3)	6,860	5,765	13,434	11,070
	Total return incentive fees(3)	7,050	13,079	13,029	13,467
Manager and Sub-Manager	Expense Support and Condition Reimbursement Agreement: Expense Support	—	(3,883)	—	(3,892)
	Reimbursement of Expense Support	970	—	970	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	36	48	83	89
	Shareholder servicing fees(2)	185	163	374	317
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	106	274	244	691
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
The following table presents amounts due to related parties net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Due from related parties:
Expense Support	$—	$950
Total due from related parties	—	950
Due to related parties:
Total return incentive fees	$(13,029)	$(30,321)
Reimbursement of Expense Support	(970)	—
Base management fees	(2,296)	(2,222)
Offering expenses	(50)	(65)
Distribution and shareholder servicing fees	(101)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(591)	(17)
Total due to related parties	$(17,037)	$(32,740)
Due to related parties, net	$(17,037)	$(31,790)

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the six months ended June 30, 2026 and 2025 (six record dates). The following table reflects the total distributions declared during the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Six Months Ended June 30,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
Second Quarter	11,378	5,975	5,403	10,547	5,335	5,212
	$22,584	$11,834	$10,750	$20,919	$10,510	$10,409
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 - June 30, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 - June 30, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$12,468	55.2%	$9,266	44.3%
Distributions in excess of net investment income(2)	10,116	44.8	11,653	55.7
Total distributions declared	$22,584	100.0%	$20,919	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Reimbursement (Support) of $970 and $(3,892) for the six months ended June 30, 2026 and 2025, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.
In July 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 26, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of June 30, 2026, the public offering price was $42.64 per Class A share, $40.84 per Class T share, $38.71 per Class D share and $39.46 per Class I share.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Six Months Ended June 30, 2026
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	13	$544	$(45)	$499	100	$3,861	113	$4,360	$38.53
Class T	178	7,224	(336)	6,888	19	732	197	7,620	38.42
Class D	10	379	—	379	28	1,041	38	1,420	38.17
Class I	1,748	68,045	—	68,045	159	6,200	1,907	74,245	38.94
	1,949	$76,192	$(381)	$75,811	306	$11,834	2,255	$87,645	$38.86

	Six Months Ended June 30, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	14	$538	$(42)	$496	101	$3,647	115	$4,143	$35.96
Class T	242	9,139	(405)	8,734	23	817	265	9,551	36.10
Class D	40	1,415	—	1,415	29	1,027	69	2,442	35.67
Class I	1,475	53,734	—	53,734	138	5,019	1,613	58,753	36.42
	1,771	$64,826	$(447)	$64,379	291	$10,510	2,062	$74,889	$36.33
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
During the six months ended June 30, 2026 and 2025, the Company received requests for the repurchase of approximately $61.5 million and $29.8 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
The following table summarizes the shares repurchased during the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	108	$4,714	$43.57
Class A	442	17,183	38.86
Class T	47	1,837	38.70
Class D	128	4,884	38.28
Class I	800	31,285	39.12
Class S	36	1,591	44.18
Six Months Ended June 30, 2026	1,561	$61,494	$39.39

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	115	$4,610	$39.92
Class A	94	3,430	36.21
Class T	33	1,185	36.29
Class D	108	3,817	35.68
Class I	446	16,293	36.54
Class S	10	422	40.80
Six Months Ended June 30, 2025	806	$29,757	$36.92
As of June 30, 2026 and December 31, 2025, the Company had a payable for shares repurchased of approximately $34.3 million and $28.1 million, respectively, which were paid in July and January 2026, respectively.
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
During the six months ended June 30, 2026, approximately 480,000 Class T shares were converted to approximately 479,000 Class A shares at an average conversion rate of 1.00. During the six months ended June 30, 2025, approximately 583,000 Class T shares were converted to approximately 582,000 Class A shares at an average conversion rate of 1.00.

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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
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

In February 2026, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to May 15, 2026. In May 2026, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to August 15, 2026. Under this amendment, the 2024 Line of Credit may now be used to finance the repurchase of the Company’s equity securities from its equity holders in an amount not to exceed 90% of the Company’s trailing six months new net investment proceeds excluding reinvested distributions. In connection with the extension of the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.1 million.

The Company had not borrowed any amounts under the 2024 Line of Credit and no amounts under the 2024 Line of Credit were outstanding as of June 30, 2026.
9. Income Taxes
The Company incurs income tax expense related to its Taxable Subsidiaries. The components of income tax expense were as follows during the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current:
Federal	$51	$27	$84	$42
State	17	3	16	5
Total current tax expense	68	30	100	47
Deferred:
Federal	2,507	3,489	4,924	4,803
State	140	151	228	210
Total deferred tax expense	2,647	3,640	5,152	5,013
Total income tax expense	$2,715	$3,670	$5,252	$5,060
The effective tax rate for the six months ended June 30, 2026 and 2025 was 8.3% and 7.3%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are state taxes and the benefits of the partnership structure.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Deferred tax assets:
Carryforwards of net operating loss	$5,162	$4,754
Other	6	12
Valuation allowance	(257)	(234)
Total deferred tax assets	4,911	4,532
Deferred tax liabilities:
Unrealized appreciation on investments	(32,972)	(27,441)
Total deferred tax liabilities	(32,972)	(27,441)
Deferred tax liabilities, net	$(28,061)	$(22,909)

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
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of June 30, 2026, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Six Months Ended June 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$42.98	$38.21	$38.15	$37.94	$38.64	$43.48
Net investment income, before Expense Support (reimbursement)(1)	0.75	0.32	0.18	0.26	0.31	0.72
Expense Support (reimbursement)(1)(2)	—	—	—	—	(0.06)	—
Net investment income(1)	0.75	0.32	0.18	0.26	0.25	0.72
Net realized and unrealized gains, net of taxes(1)(3)	1.24	1.24	1.23	1.23	1.24	1.24
Net increase resulting from investment operations	1.99	1.56	1.41	1.49	1.49	1.96
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$44.34	$39.14	$39.06	$38.87	$39.50	$44.81

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026

	Six Months Ended June 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Net assets, end of period	$160,337	$359,139	$71,923	$115,084	$699,400	$74,019
Average net assets(5)	$160,337	$355,638	$78,193	$115,672	$669,945	$73,768
Shares outstanding, end of period	3,616	9,176	1,841	2,961	17,706	1,652
Distributions declared	$2,308	$5,767	$1,019	$1,701	$10,739	$1,050
Total investment return based on net asset value before total return incentive fee(6)	5.17%	5.15%	4.73%	4.98%	4.83%	5.05%
Total investment return based on net asset value after total return incentive fee(6)	4.51%	4.11%	3.73%	3.97%	3.88%	4.54%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.50%	1.28%	1.64%	1.46%	1.36%	0.58%
Total operating expenses before Expense Support (reimbursement)	1.01%	2.29%	2.54%	2.43%	2.33%	1.07%
Total operating expenses after Expense Support (reimbursement)	1.01%	2.29%	2.54%	2.43%	2.47%	1.07%
Net investment income before total return incentive fee(8)	2.24%	1.84%	1.38%	1.66%	1.61%	2.14%
Net investment income	1.74%	0.83%	0.48%	0.69%	0.65%	1.65%

	Six Months Ended June 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income before Expense Support (reimbursement)(1)	0.55	0.13	(0.04)	0.07	0.08	0.53
Expense Support (reimbursement)(1)(2)	0.02	0.08	0.04	0.07	0.18	0.09
Net investment income(1)	0.57	0.21	—	0.14	0.26	0.62
Net realized and unrealized gains, net of taxes(1)(3)	1.60	1.60	1.57	1.58	1.60	1.60
Net increase resulting from investment operations	2.17	1.81	1.57	1.72	1.86	2.22
Distributions to shareholders(4)	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net decrease resulting from distributions to shareholders	(0.63)	(0.63)	(0.50)	(0.56)	(0.63)	(0.63)
Net Asset Value, End of Period	$41.09	$36.86	$36.79	$36.58	$37.35	$41.68

Net assets, end of period	$160,316	$325,894	$79,470	$110,965	$572,321	$70,926
Average net assets(5)	$158,089	$285,338	$88,628	$106,764	$520,384	$68,824
Shares outstanding, end of period	3,902	8,841	2,160	3,033	15,321	1,702
Distributions declared	$2,481	$5,234	$1,240	$1,720	$9,175	$1,069
Total investment return based on net asset value before total return incentive fee(6)	6.18%	6.30%	5.65%	6.10%	6.34%	6.18%
Total investment return based on net asset value after total return incentive fee(6)	5.43%	5.12%	4.44%	4.91%	5.19%	5.58%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.55%	1.37%	1.82%	1.53%	1.49%	0.61%
Total operating expenses	1.10%	2.42%	2.74%	2.51%	2.19%	0.98%
Net investment income before total return incentive fee(8)	2.03%	1.90%	1.04%	1.57%	1.93%	2.13%
Net investment income	1.43%	0.61%	—%	0.39%	0.73%	1.54%
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
QUARTER AND SIX MONTHS ENDED JUNE 30, 2026
(4)The per share data for distributions is the actual amount of distributions paid or payable per common share outstanding during the entire period; distributions per share are rounded to the nearest $0.01.
(5)The computation of average net assets during the period is based on net assets measured at each month end, adjusted for capital contributions or withdrawals during the month.
(6)Total investment return is calculated for each share class as the change in the net asset value for such share class during the period and assuming all distributions are reinvested. Class FA shares assume distributions are reinvested in Class A shares and all other share classes assume distributions are reinvested in the same share class, including Class S shares which do not participate in the distribution reinvestment plan. Amounts are not annualized and are not representative of total return as calculated for purposes of the total return incentive fee described in Note 5. “Related Party Transactions.” See footnote (8) below for information regarding the percentage of total incentive fees covered by expense support by share class for all periods presented. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s shares.
(7)Actual results may not be indicative of future results. Additionally, an individual investor’s ratios may vary from the ratios presented for a share class as a whole.
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the six months ended June 30, 2026, none of the total return incentive fees for any share class were covered by Expense Support. For the six months ended June 30, 2025, approximately 8% of total return incentive fees for Class FA, 18% of total return incentive fees for Class A, 11% of total return incentive fees for Class T, 17% of total return incentive fees for Class D, 43% of total return incentive fees for Class I and 37% of total return incentive fees for Class S, respectively, were covered by Expense Support.
13. Subsequent Events
Distributions
In July 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on August 26, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In July 2026, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of July 31, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2026:
Offering Price, Per Share	$42.78	$41.01	$38.87	$39.50
Selling Commissions, Per Share	2.57	1.23	—	—
Dealer Manager Fees, Per Share	1.07	0.72	—	—
Capital Transactions
During the period July 1, 2026 through August 5, 2026, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	—	$—		$—	17	$650	17	$650	$39.14
Class T	18	762	(36)	726	4	112	22	838	39.06
Class D	—	—	—	—	4	171	4	171	38.87
Class I	239	9,429	—	9,429	27	1,081	266	10,510	39.50
	257	$10,191	$(36)	$10,155	52	$2,014	309	$12,169	$39.44

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and for the quarter and six months ended June 30, 2026 and 2025. Amounts as of December 31, 2025 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 19 U.S. and Global middle-market businesses and disposed of one middle-market U.S. business. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of June 30, 2026, we had eleven investments structured as controlling equity interests in combination with debt positions and seven investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of June 30, 2026.
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
Through June 30, 2026, we had received net proceeds from the Public Offerings of approximately $1.2 billion, including approximately $79.9 million received through our distribution reinvestment plan. As of June 30, 2026, the public offering price was $42.64 per Class A share, $40.84 per Class T share, $38.71 per Class D share and $39.46 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through June 30, 2026, we had incurred selling commissions and dealer manager fees of approximately $15.5 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through June 30, 2026, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $14.0 million based on actual amounts raised through the Public Offerings through June 30, 2026. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In July 2026, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of July 31, 2026. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective July 31, 2026:
Public Offering Price, Per Share	$42.78	$41.01	$38.87	$39.50
Selling Commissions, Per Share	2.57	1.23	—	—
Dealer Manager Fees, Per Share	1.07	0.72	—	—

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.4 billion, including approximately $79.9 million received through our distribution reinvestment plan as of June 30, 2026.

Portfolio and Investment Activity
As of June 30, 2026, we had invested in 18 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of June 30, 2026
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2028	15.7	31.3
Roundtables	8/1/2019	81	33.5	Second Lien	16.0	7/1/2028	12.1	45.6
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	10.9	Second Lien	15.0	12/19/2030	3.4	14.3
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	15	21.0	Second Lien	15.0	12/28/2029	2.6	23.6
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Clarion	12/9/2021	94	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.3	24.3
TacMed	3/24/2023	95	77.4	Secured	16.0	3/24/2030	29.0	106.4
Sill	10/20/2023	94	100.1	Secured	14.0	10/20/2030	15.9	116.0
USA Water	2/21/2024	5	8.1	Second Lien	16.0	8/20/2031	1.4	9.5
LBR	6/17/2024	8	0.1	Preferred Equity	(4)	n/a	80.5	80.6
LBR	4/24/2025	—	—	PIK Note	3.84% PIK(4)	5/17/2039	17.9	17.9
MAP	7/18/2024	57	61.3	First Lien	15.0	7/18/2031	15.0	76.3
IFPG	6/23/2025	91	93.5	Secured	15.0	6/23/2032	27.5	121.0
Shipley	9/25/2025	3	6.3	Second Lien	16.0	1/24/2033	0.7	7.0
USA Industries	12/11/2025	4	4.2	Second Lien	16.0	6/9/2033	0.8	5.0
			$648.8				$404.4	$1,053.2
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of June 30, 2026, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of June 30, 2026.
(3)    As of June 30, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60%. SOFR at June 30, 2026 was 3.63%.
(4)    PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as income and capitalized to the principal balance on the anniversary date, as applicable. PIK Notes accrue income at a per annum rate of 3.84%. Preferred Shares includes three tranches (1) A2, (2) B2 and (3) B3. Preferred Shares tranches B2 and B3 accrue PIK income at a per annum rate of 8.5% and 12.0%, respectively. A2 Preferred Shares accrue PIK income using a 12.0% annual interest rate applied to a notional balance of: (a) the principal balances of the PIK Notes compounded annually at 12.0%, less (b) the 3.84% fixed PIK interest generated from the PIK Notes.
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

Lawn Doctor
As of June 30, 2026 and December 31, 2025, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $96.6 million and $97.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$14,313	$13,884	$25,298	$25,807

Net income (GAAP)	$1,293	$1,313	$1,755	$2,003
Interest and debt related expenses	1,389	1,417	2,777	2,804
Depreciation and amortization	659	656	1,315	1,306
Income tax expense	484	426	764	778
Adjusted EBITDA (non-GAAP)	$3,825	$3,812	$6,611	$6,891

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,334	$2,308	$4,033	$4,204
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 61% of Lawn Doctor.

Polyform
As of June 30, 2026 and December 31, 2025, Polyform Products, Co. (“Polyform”) had total assets of approximately $30.2 million and $30.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Polyform for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$5,137	$4,861	$9,642	$9,661

Net income (loss) (GAAP)	$166	$(162)	$(50)	$(258)
Interest and debt related expenses	728	728	1,447	1,448
Depreciation and amortization	470	468	939	936
Income tax expense (benefit)	67	(64)	(17)	(101)
Adjusted EBITDA (non-GAAP)	$1,431	$970	$2,319	$2,025

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,246	$845	$2,020	$1,764
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 87% of Polyform.

Roundtables
As of June 30, 2026 and December 31, 2025, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $61.7 million and $58.1 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$5,106	$4,872	$10,005	$9,609

Net income (GAAP)	$584	$494	$643	$622
Interest and debt related expenses	604	560	1,232	1,196
Depreciation and amortization	526	519	1,040	1,039
Income tax expense	125	139	138	188
Adjusted EBITDA (non-GAAP)	$1,839	$1,712	$3,053	$3,045

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,485	$1,383	$2,466	$2,459
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 81% of Roundtables.

HSH
As of June 30, 2026 and December 31, 2025, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $41.1 million and $40.6 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$10,875	$8,679	$20,706	$17,812

Net income (GAAP)	$851	$439	$1,593	$885
Interest and debt related expenses	919	936	1,826	1,863
Depreciation and amortization	713	714	1,433	1,427
Income tax expense	255	142	477	287
Adjusted EBITDA (non-GAAP)	$2,738	$2,231	$5,329	$4,462

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,040	$1,662	$3,970	$3,325
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 75% of HSH.

ATA
As of June 30, 2026 and December 31, 2025, ATA National Title Group, LLC (“ATA”) had total assets of approximately $80.1 million and $83.8 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of ATA for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$16,128	$15,272	$28,397	$25,958

Net income (loss) (GAAP)	$1,186	$1,057	$(420)	$(1,451)
Interest and debt related expenses	1,500	1,484	2,975	2,928
Depreciation and amortization	1,042	1,051	2,084	2,102
Adjusted EBITDA (non-GAAP)	$3,728	$3,592	$4,639	$3,579

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,796	$2,694	$3,479	$2,684
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 75% of ATA.

Clarion
As of June 30, 2026 and December 31, 2025, Clarion Safety Holdings, LLC (“Clarion”) had total assets of approximately $98.3 million and $99.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,616	$8,764	$18,804	$15,278

Net income (GAAP)	$1,449	$1,192	$2,864	$1,298
Interest and debt related expenses	791	811	1,563	1,619
Depreciation and amortization	457	433	910	730
Income tax expense	544	450	1,066	491
Adjusted EBITDA (non-GAAP)	$3,241	$2,886	$6,403	$4,138

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,999	$2,722	$6,000	$3,931
FOOTNOTE:
Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 94% and 95%, respectively, of Clarion.

Vektek
As of June 30, 2026 and December 31, 2025, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $107.5 million and $107.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$9,535	$8,887	$18,632	$17,519

Net income (GAAP)	$508	$406	$797	$713
Interest and debt related expenses	1,452	1,497	2,896	2,985
Depreciation and amortization	899	912	1,816	1,823
Income tax expense	9	16	17	45
Adjusted EBITDA (non-GAAP)	$2,868	$2,831	$5,526	$5,566

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,401	$2,370	$4,626	$4,660
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 84% of Vektek.
TacMed
As of June 30, 2026 and December 31, 2025, TacMed had total assets of approximately $104.3 million and $106.4 million, respectively. In April 2026, we made an additional equity investment in TacMed of approximately $0.7 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$12,226	$11,134	$23,752	$20,642

Net loss (GAAP)	$(1,011)	$(374)	$(1,413)	$(1,300)
Interest and debt related expenses	1,180	1,178	2,344	2,344
Depreciation and amortization	1,311	1,298	2,629	2,655
Income tax benefit	(343)	(47)	(497)	(369)
Adjusted EBITDA (non-GAAP)	$1,137	$2,055	$3,063	$3,330

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,078	$1,958	$2,915	$3,176
FOOTNOTES:

(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 95% of TacMed.

Sill
As of June 30, 2026 and December 31, 2025, Sill had total assets of approximately $125.8 million and $123.1 million, respectively. In January 2026 and April 2026, we made an additional equity investment in Sill of approximately $2.0 million and $1.8 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Sill for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$12,177	$10,663	$21,791	$21,845

Net income (GAAP)	$1,259	$1,220	$996	$3,494
Interest and debt related expenses	571	566	1,133	1,171
Depreciation and amortization	990	866	1,977	1,750
Income tax expense	274	78	263	702
Adjusted EBITDA (non-GAAP)	$3,094	$2,730	$4,369	$7,117

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,896	$2,547	$4,090	$6,639
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 94% and 93%, respectively, of Sill.

MAP
As of June 30, 2026 and December 31, 2025, Madison Retirement Holdings TopCo, LLC (“MAP”) had total assets of approximately $130.7 million and $132.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of MAP for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$13,104	$10,538	$25,532	$18,923

Net income (loss) (GAAP)	$1,273	$(612)	$1,840	$(4,168)
Interest and debt related expenses	782	682	1,487	1,341
Depreciation and amortization	1,093	1,875	2,191	4,194
Income tax expense	—	—	—	1
Adjusted EBITDA (non-GAAP)	$3,067	$1,945	$5,518	$1,368

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,745	$1,159	$3,139	$815
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of June 30, 2026 and 2025, we owned approximately 57% and 60%, respectively, of MAP.

IFPG
As of June 30, 2026 and December 31, 2025, IFPG had total assets of approximately $132.9 million and $131.0 million, respectively. The Company acquired its investments in IFPG in June 2025. In April 2026, we made an additional equity investment in IFPG of approximately $3.0 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of IFPG for the quarter and six months ended June 30, 2026 (in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2026	2026
Revenues	$4,490	$8,677

Net loss (GAAP)	$(1,421)	$(2,944)
Interest and debt related expenses	1,126	2,239
Depreciation and amortization	1,347	2,647
Income tax benefit	(434)	(289)
Adjusted EBITDA (non-GAAP)	$618	$1,653

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$564	$1,504
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. We acquired approximately 91% indirect ownership interest in IFPG in June 2025. As of June 30, 2026, we owned approximately 91% of IFPG.
Other Portfolio Companies
As of June 30, 2026, we held minority equity and debt positions in seven portfolio companies.
In March 2026, we made an additional equity investment in Milton of approximately $2.0 million.
In May 2026, we made an additional equity investment in Blue Ridge of approximately $12.9 million.

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
We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our shareholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business strategy. In light of the current economic environment, impacted by fluctuating interest rates, inflationary pressures due to global supply chain issues, a rise in energy price volatility due to the conflict in the Middle East, and the impact of natural disasters and geopolitical events on the global economy, we are closely monitoring overall liquidity levels and changes in the business performance of our portfolio companies to be in a position to enact changes to ensure adequate liquidity going forward.
While we generally intend to hold our assets for the long term, certain assets may be sold in order to manage our liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of our assets, if any, cannot be predicted with any certainty.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $80.4 million and $84.8 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $89.9 million and $53.0 million in net proceeds during the six months ended June 30, 2026 and 2025, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $11.8 million and $10.5 million raised through our distribution reinvestment plan, respectively. As of June 30, 2026, we had approximately 803.2 million authorized common shares remaining for sale.
Investments. We received a return of capital from portfolio company investments of approximately $1.1 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively.

Borrowings. We borrowed $30.0 million during the six months ended June 30, 2025. We did not borrow on the 2024 Line of Credit during the six months ended June 30, 2026. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $22.3 million and $158.9 million of cash to purchase portfolio company investments during the six months ended June 30, 2026 and 2025, respectively.
Operating Activities. We used operating cash flows (excluding amounts related to investment activity) of approximately $7.2 million and $7.5 million during the six months ended June 30, 2026 and 2025, respectively.
Distributions. We paid distributions to our shareholders of approximately $10.8 million and $10.4 million (which excludes distributions reinvested of approximately $11.8 million and $10.5 million, respectively) during the six months ended June 30, 2026 and 2025, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $55.2 million and $37.7 million during the six months ended June 30, 2026 and 2025, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million in deferred financing costs during the six months ended June 30, 2026 and 2025.
Reimbursement of Expense Support. During the six months ended June 30, 2026 and 2025, there was no expense support reimbursed to the Manager and Sub-Manager. The Manager and Sub-Manager have provided approximately $1.0 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which we had accrued reimbursement of approximately $1.0 million as of June 30, 2026. Expense Support is received or Expense Support reimbursement is paid annually. As of June 30, 2026, management believes that reimbursement payments by the Company to the Manager and Sub-Manager for the remaining unreimbursed Expense Support are probable under the terms of the Expense Support and Conditional Reimbursement Agreement.
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
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the six months ended June 30, 2026 and 2025 (six record dates). The following table reflects the total distributions declared during the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Six Months Ended June 30,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
Second Quarter	11,378	5,975	5,403	10,547	5,335	5,212
	$22,584	$11,834	$10,750	$20,919	$10,510	$10,409
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 – June 30, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 – June 30, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$13,438	125.0%	$5,374	51.6%
Expense Support (reimbursement)	(970)	(9.0)	3,892	37.4
Net investment income	$12,468	116.0%	$9,266	89.0%
Cash distributions net of distributions reinvested in excess of net investment income	—	—	1,143	11.0
Cash distributions declared, net of distributions reinvested(2)	$10,750	100.0%	$10,409	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $11,834 and $10,510 of distributions reinvested pursuant to our distribution reinvestment plan during the six months ended June 30, 2026 and 2025, respectively.
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
The aggregate amount of funds under the Share Repurchase Program is determined on a quarterly basis at the sole discretion of our board of directors. At the sole discretion of our board of directors, we may use sources, including, but not limited to, offering proceeds and borrowings, including the 2024 Line of Credit as of May 2026, to repurchase shares.
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

During the six months ended June 30, 2026 and 2025, we received requests for the repurchase of approximately $61.5 million and $29.8 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarize the shares repurchased during the six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	108	$4,714	$43.57
Class A shares	442	17,183	38.86
Class T shares	47	1,837	38.70
Class D shares	128	4,884	38.28
Class I shares	800	31,285	39.12
Class S shares	36	1,591	44.18
Six Months Ended June 30, 2026	1,561	$61,494	$39.39

Class FA shares	115	$4,610	$39.92
Class A shares	94	3,430	36.21
Class T shares	33	1,185	36.29
Class D shares	108	3,817	35.68
Class I shares	446	16,293	36.54
Class S shares	10	422	40.80
Six Months Ended June 30, 2025	806	$29,757	$36.92
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through June 30, 2026, we had acquired equity and debt investments in 19 portfolio companies and disposed of one portfolio company. As of June 30, 2026 and 2025, the fair value of our portfolio company investments totaled approximately $1.5 billion and $1.4 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$22,196	$18,217	$44,469	$35,123
Total operating expenses	(16,137)	(21,505)	(30,931)	(29,702)
Expense support (reimbursement), net	(970)	3,883	(970)	3,892
Net investment income before taxes	5,089	595	12,568	9,313
Income tax expense	(68)	(30)	(100)	(47)
Net investment income	5,021	565	12,468	9,266
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	26,325	45,339	45,510	55,205
Net increase in net assets resulting from operations	$31,346	$45,904	$57,978	$64,471

Investment Income
Investment income consisted of the following for the quarter and six months ended June 30, 2026 and 2025 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
From portfolio company investments:
Interest income	$10,794	$10,475	$21,483	$20,771
Dividend income	8,622	5,009	17,575	8,940
PIK income	2,336	1,896	4,536	3,552
From cash accounts
Interest income	444	837	875	1,860
Total investment income	$22,196	$18,217	$44,469	$35,123
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of June 30, 2026 and 2025. As of June 30, 2026 and 2025, our weighted average annual yield on our accruing debt investments was 12.5% and 14.0%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.8 million and $10.5 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $21.5 million and $20.8 million during the six months ended June 30, 2026 and 2025, respectively.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $8.6 million and $5.0 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $17.6 million and $8.9 million during the six months ended June 30, 2026 and 2025, respectively. During each of the six months ended June 30, 2026 and 2025, we received dividend income from fourteen and ten of our portfolio companies, respectively.

PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as PIK receivable and capitalized to the principal balance on the anniversary date, as applicable. PIK income was approximately $2.3 million and $1.9 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $4.5 million and $3.6 million during the six months ended June 30, 2026 and 2025, respectively.
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

Operating Expenses
Our operating expenses for the quarter and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total return incentive fees	$7,050	$13,079	$13,029	$13,467
Base management fees	6,860	5,765	13,434	11,070
Offering expenses	201	610	383	1,150
Professional services	758	824	1,778	1,488
Pursuit costs	106	274	244	691
Distribution and shareholder servicing fees	493	497	998	988
Custodian and accounting fees	333	148	500	296
Insurance expense	63	55	118	110
Director fees and expenses	63	52	144	103
General and administrative expenses	157	102	216	183
Interest expense	53	99	87	156
Total operating expenses	16,137	21,505	30,931	29,702
Expense support	—	(3,883)	—	(3,892)
Reimbursement of expense support	970	—	970	—
Net expenses	$17,107	$17,622	$31,901	$25,810
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
We recorded total return incentive fees of approximately $7.1 million and $13.1 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $13.0 million and $13.5 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in total return incentive fees during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, is primarily due to a decrease of $9.7 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) offset by an increase of $3.2 million in net investment income, taken over a larger Average Adjusted Capital during the quarter and six months ended June 30, 2026, as compared to the quarter and six months ended June 30, 2025.
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

We incurred base management fees of approximately $6.9 million and $5.8 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $13.4 million and $11.1 million during the six months ended June 30, 2026 and 2025, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.4 billion and $1.2 billion during the six months ended June 30, 2026 and 2025, respectively.
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
We incurred offering expenses of approximately $0.2 million and $0.6 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $0.4 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.1 million and $0.3 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $0.2 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.5 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $1.0 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.4 million and $1.3 million for the quarters ended June 30, 2026 and 2025, respectively, and approximately $2.8 million and $2.3 million during the six months ended June 30, 2026 and 2025, respectively.
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
Since inception, we have received cumulative Expense Support of approximately $6.0 million. No expense support was reimbursed to the Manager and Sub-Manager during the six months ended June 30, 2026 and 2025. The Manager and Sub-Manager have provided approximately $1.0 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future, of which we recorded reimbursement of Expense Support in the condensed consolidated statements of operations of approximately $1.0 million for the quarter and six months ended June 30, 2026.
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
During the quarter and six months ended June 30, 2026, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $29.0 million and $50.7 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on sixteen portfolio companies of approximately $54.6 million, offset partially by gross unrealized depreciation on two portfolio companies of approximately $3.9 million during the six months ended June 30, 2026. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies and unrealized foreign currency gain. Gross unrealized depreciation was primarily driven by EBITDA declines and multiple compression. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $2.6 million and $5.2 million during the quarter and six months ended June 30, 2026, respectively.
During the quarter and six months ended June 30, 2025, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $49.0 million and $60.2 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on thirteen portfolio companies of approximately $66.7 million, offset partially by gross unrealized depreciation on three portfolio companies of approximately $6.5 million during the six months ended June 30, 2025. One portfolio company investment has remained flat due to the recency of its acquisition. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.6 million and $5.0 million during the quarter and six months ended June 30, 2025, respectively.

Net Assets
During the quarter and six months ended June 30, 2026 and 2025, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations	$31,346	$45,904	$57,978	$64,471
Distributions to shareholders	(11,378)	(10,547)	(22,584)	(20,919)
Capital transactions	8,883	29,322	26,151	45,132
Net increase in net assets	$28,851	$64,679	$61,545	$88,684
Operations decreased by approximately $14.6 million and $6.5 million during the quarter and six months ended June 30, 2026, respectively, as compared to the quarter and six months ended June 30, 2025. The decrease in operations for the quarter and six months ended June 30, 2026, as compared to the quarter and six months ended June 30, 2025, is primarily due to a decrease in the net change in unrealized appreciation on investments of approximately $19.0 million and offset by an increase in net investment income of approximately $3.2 million.
Distributions increased approximately $0.8 million and $1.7 million, during the quarter and six months ended June 30, 2026, respectively, as compared to the quarter and six months ended June 30, 2025, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $20.4 million and $19.0 million, during the quarter and six months ended June 30, 2026, respectively, as compared to the quarter and six months ended June 30, 2025. The decrease in capital transactions for the quarter and six months ended June 30, 2026, as compared to the quarter and six months ended June 30, 2025, is primarily due to an increase in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $12.8 million and offset by an increase in share repurchases of approximately $31.7 million.
Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through June 30, 2026 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	4.5%	10.8%	36.2%	61.8%	11.0%	140.0%	Feb. 7, 2018 - June 30, 2026
Class FA (with sales load)	(2.3)%	3.6%	27.4%	51.3%	10.1%	124.4%	Feb. 7, 2018 - June 30, 2026
Class A (no sales load)	4.1%	9.7%	32.5%	52.2%	10.0%	118.6%	Apr. 10, 2018 - June 30, 2026
Class A (with sales load)	(4.7)%	0.4%	21.3%	39.3%	8.8%	100.0%	Apr. 10, 2018 - June 30, 2026
Class I	3.9%	9.2%	31.8%	51.5%	10.0%	119.6%	Apr. 10, 2018 - June 30, 2026
Class T (no sales load)	3.7%	9.0%	29.3%	47.4%	9.0%	101.7%	May 25, 2018 - June 30, 2026
Class T (with sales load)	(1.2)%	3.8%	23.2%	40.4%	8.4%	92.1%	May 25, 2018 - June 30, 2026
Class D	4.0%	9.5%	31.5%	51.5%	9.5%	106.5%	June 26, 2018 - June 30, 2026
Class S (no sales load)	4.5%	10.7%	36.3%	62.7%	12.0%	102.7%	Mar. 31, 2020 - June 30, 2026
Class S (with sales load)	0.9%	6.8%	31.6%	57.0%	11.3%	95.6%	Mar. 31, 2020 - June 30, 2026
FOOTNOTES:
(1)     For the period from January 1, 2026 to June 30, 2026.
(2)    For the period from July 1, 2025 to June 30, 2026.
(3)    For the period from July 1, 2023 to June 30, 2026.
(4)    For the period from July 1, 2021 to June 30, 2026.
(5)    For the period from the date the first share was issued for each respective share class through June 30, 2026. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.

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
Hedging Activities
As of June 30, 2026, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.
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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are primarily structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. Additionally as of June 30, 2026, we had $53.7 million of our debt investments subject to variable interest rates. We may also invest in additional floating interest rate debt investments in the future.
We estimate that as of June 30, 2026, a 100 basis points decline in the SOFR rate would result in a decline in the “Interest income” in our condensed consolidated statements of operations of approximately less than $0.1 million.

Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of June 30, 2026, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of June 30, 2026, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $10.8 million.
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
As of June 30, 2026, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
During the quarter ended June 30, 2026, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2026 to April 30, 2026	—	$—	—	$37,425
May 1, 2026 to May 31, 2026	—	—	—	37,425
June 1, 2026 to June 30, 2026	868	$39.58	868	3,079
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended June 30, 2026, we received requests for the repurchase of approximately $34,346 of our common shares. Our board of directors approved the repurchases.

Item 3.     Defaults Upon Senior Securities
None.
Item 4.         Mine Safety Disclosures
Not applicable.

Item 5.         Other Information
On August 6, 2026, we and the Manager entered into a Seventh Amended and Restated Management Agreement (the “Seventh A&R Management Agreement”), and we, the Manager and the Sub-Manager entered into a Third Amended and Restated Sub-Management Agreement (the “Third A&R Sub-Management Agreement”), each to reflect (i) that affiliates of the Sub-Manager may charge periodic monitoring or similar fees to our minority equity positions, (ii) that the Sub-Manager's share of the base management fee otherwise payable to the Sub-Manager for a particular month would be reduced (but not below zero) by the pro rata portion of any monitoring fees attributable to us for such month and (iii) updates of a ministerial nature.
The foregoing summary descriptions of the Seventh A&R Management Agreement and the Third A&R Sub-Management Agreement do not purport to be complete and are qualified in their entirety by reference to the Seventh A&R Management Agreement and the Third A&R Sub-Management Agreement, copies of which are attached hereto as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.

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

3.2
Eighth Amended and Restated Limited Liability Company Operating Agreement of CNL Strategic Capital, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

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

10.1
Third Amendment to the Loan and Security Agreement by and among CNL Strategic Capital B, Inc., CNL Strategic Capital, LLC, and Valley National Bank dated May 29, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2026)

10.2*	Seventh Amended And Restated Management Agreement by and between CNL Strategic Capital, LLC and CNL Strategic Capital Management, LLC, dated August 6, 2026.

10.3*	Third Amended and Restated Sub-Management Agreement by and between CNL Strategic Capital Management, LLC, Levine Leichtman Strategic Capital, LLC and CNL Strategic Capital, LLC, dated August 6, 2026.

31.1*	Certification of Chief Executive Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer of CNL Strategic Capital, LLC, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2026.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)