Form 10-Q
period 2026-09-30
CNL Strategic Capital, LLC
filed 2026-11-05
CIK 1684682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of November 4, 2026, the Company had 3,562,501 Class FA shares, 9,412,953 Class A shares, 1,701,204 Class T shares, 2,872,674 Class D shares, 18,381,129 Class I shares and 1,643,545 Class S shares outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.         Financial Statements
CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments at fair value:
Portfolio company investments (amortized cost of $1,062,180 and $1,029,526, respectively)	$1,528,152	$1,404,092
Cash and cash equivalents	75,193	84,798
Receivable for shares sold	—	14,106
Paid-in-kind (“PIK”) receivable	4,430	—
Prepaid expenses and other assets	222	165
Total assets	1,607,997	1,503,161
Liabilities
Due to related parties, net (Note 5)	26,576	31,790
Payable for shares repurchased	24,935	28,056
Deferred tax liabilities, net	24,310	22,909
Accounts payable and other accrued expenses	1,884	2,049
Total liabilities	77,705	84,804
Commitments and contingencies (Note 11)
Members’ Equity (Net Assets)
Preferred shares, $0.001 par value, 50,000 shares authorized and unissued	—	—
Class FA Common shares, $0.001 par value, 7,400 shares authorized; 4,844 shares issued; 3,563 and 3,724 shares outstanding, respectively	4	4
Class A Common shares, $0.001 par value, 94,660 shares authorized; 10,397 and 9,559 shares issued, respectively; 9,321 and 9,026 shares outstanding, respectively	9	9
Class T Common shares, $0.001 par value, 558,620 shares authorized; 4,467 and 4,155 shares issued, respectively; 1,746 and 2,171 shares outstanding, respectively	2	2
Class D Common shares, $0.001 par value, 94,660 shares authorized; 3,469 and 3,419 shares issued, respectively; 2,868 and 3,051 shares outstanding, respectively	3	3
Class I Common shares, $0.001 par value, 94,660 shares authorized; 22,193 and 19,501 shares issued, respectively; 18,155 and 16,598 shares outstanding, respectively	18	17
Class S Common shares, $0.001 par value, 100,000 shares authorized; 1,770 shares issued; 1,644 and 1,688 shares outstanding, respectively	2	2
Capital in excess of par value	1,164,099	1,124,711
Distributable earnings	366,155	293,609
Total Members’ Equity	$1,530,292	$1,418,357

Net asset value per share:
Class FA	$45.57	$42.98
Class A	$40.08	$38.21
Class T	$40.00	$38.15
Class D	$39.81	$37.94
Class I	$40.47	$38.64
Class S	$46.02	$43.48
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
From portfolio company investments:
Interest income	$10,895	$11,014	$32,378	$31,785
Dividend income	9,498	11,880	27,073	20,820
PIK income	2,461	2,249	6,997	5,801
From cash accounts
Interest income	387	337	1,262	2,197
Total investment income	23,241	25,480	67,710	60,603
Operating expenses
Total return incentive fees	11,028	8,423	24,057	21,890
Base management fees	6,576	6,420	20,010	17,490
Offering expenses	318	494	701	1,644
Professional services	803	873	2,581	2,361
Pursuit costs	135	220	379	911
Distribution and shareholder servicing fees	488	495	1,486	1,483
Custodian and accounting fees	288	143	788	439
Insurance expense	70	56	188	166
Director fees and expenses	14	49	158	152
General and administrative expenses	250	26	466	209
Interest expense	82	174	169	330
Total operating expenses	20,052	17,373	50,983	47,075
Expense support	(13)	2,875	(13)	(1,017)
Reimbursement of expense support	(970)	—	—	—
Net operating expenses	19,069	20,248	50,970	46,058
Net investment income before taxes	4,172	5,232	16,740	14,545
Income tax expense	(13)	(28)	(113)	(75)
Net investment income	4,159	5,204	16,627	14,470
Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain on investments:
Portfolio company investments	—	1,432	—	1,432
Total net realized gain on investments	—	1,432	—	1,432
Net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss):
Portfolio company investments	40,683	31,670	91,345	91,888
Benefit (provision) for deferred taxes on investments	3,751	(3,497)	(1,401)	(8,510)
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	44,434	28,173	89,944	83,378
Net gain on investments	44,434	29,605	89,944	84,810
Net increase in net assets resulting from operations	$48,593	$34,809	$106,571	$99,280
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations per share
Class FA	$1.53	$1.27	$3.53	$3.44
Class A	$1.26	$0.96	$2.81	$2.77
Class T	$1.16	$0.92	$2.60	$2.49
Class D	$1.21	$0.94	$2.71	$2.66
Class I	$1.29	$0.92	$2.77	$2.78
Class S	$1.52	$1.19	$3.48	$3.40

Weighted average shares
Class FA	3,615	3,901	3,666	3,946
Class A	9,262	8,877	9,242	8,548
Class T	1,808	2,198	1,958	2,385
Class D	2,965	3,045	3,005	3,054
Class I	17,971	15,637	17,460	15,008
Class S	1,652	1,702	1,670	1,707
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands)

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of June 30, 2026	36,952	$37	$1,150,862	$329,003	$1,479,902
Net investment income	—	—	—	4,159	4,159
Net change in unrealized appreciation on investments	—	—	—	44,434	44,434
Distributions to shareholders	—	—	—	(11,441)	(11,441)
Issuance of common shares through the Public Offerings	809	1	32,098	—	32,099
Issuance of common shares through distribution reinvestment plan	154	—	6,086	—	6,086
Repurchase of common shares pursuant to share repurchase program	(618)	—	(24,947)	—	(24,947)
Balance as of September 30, 2026	37,297	$38	$1,164,099	$366,155	$1,530,292

	Common Shares		Capital in Excess of Par Value	Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance as of December 31, 2025	36,258	$37	$1,124,711	$293,609	$1,418,357
Net investment income	—	—	—	16,627	16,627
Net change in unrealized appreciation on investments	—	—	—	89,944	89,944
Distributions to shareholders	—	—	—	(34,025)	(34,025)
Issuance of common shares through the Public Offerings	2,758	2	107,908	—	107,910
Issuance of common shares through distribution reinvestment plan	460	—	17,921	—	17,921
Repurchase of common shares pursuant to share repurchase program	(2,179)	(1)	(86,441)	—	(86,442)
Balance as of September 30, 2026	37,297	$38	$1,164,099	$366,155	$1,530,292

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

CNL STRATEGIC CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net increase in net assets resulting from operations	$106,571	$99,280
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio company investments	(31,010)	(166,572)
Proceeds from return of capital on portfolio company investments	862	2,342
Proceeds from redemptions/sales of U.S. Treasury bills	—	52,120
Net realized gain on portfolio company investments	—	(1,432)
Net change in unrealized appreciation on investments and foreign currency transactions, excluding deferred taxes	(91,345)	(91,888)
PIK income	(6,997)	(5,801)
Amortization of deferred financing costs	113	—
Decrease in due to related parties	(5,214)	(2,517)
(Decrease) increase in accounts payable and other accrued expenses	(165)	917
Increase in deferred tax liabilities, net	1,401	8,510
(Increase) decrease in prepaid expenses and other assets	(59)	272
Other operating activities	—	107
Net cash used in operating activities	(25,843)	(104,662)
Financing Activities:
Proceeds from issuance of common shares	122,016	102,478
Payment on repurchases of common shares	(89,563)	(48,895)
Proceeds from line of credit	—	30,000
Repayment of line of credit	—	(30,000)
Distributions paid, net of distributions reinvested	(16,104)	(15,703)
Deferred financing costs	(111)	(134)
Net cash provided by financing activities	16,238	37,746
Net decrease in cash	(9,605)	(66,916)
Cash and cash equivalents, beginning of period	84,798	146,319
Cash and cash equivalents, end of period	$75,193	$79,403
Supplemental disclosure of cash flow information and non-cash financing activities:
Distributions reinvested	$17,921	$16,029
Cash interest paid during the period	$—	$169
Amounts incurred but not paid (including amounts due to related parties):
Offering costs	$78	$212
Payable for shares repurchased	$24,935	$16,450

See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2026
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Senior Secured Note – First Lien – 4.4%
Clarion Safety Systems, LLC	Visual Safety Solutions	15.0%	12/9/2028	22,500	$22,500	$22,500
Lawn Doctor, Inc.	Commercial and Professional Services	(4)	8/6/2029	29,490	29,490	29,490
Madison Retirement Holdings TopCo, LLC	Retirement Plan Services	15.0%	7/18/2031	15,000	15,000	15,000
Total Senior Secured Notes – First Lien					66,990	66,990
Senior Secured Note –11.5%
ATA Holding Company, LLC(5)	Real Estate Services	15.0%	4/1/2027	37,000	$37,000	$37,000
Auriemma Consulting Group, Inc.(5)	Information Services and Advisory Solutions	8.0%	12/31/2028	2,000	2,000	2,000
Healthcare Safety Holdings, LLC(5)	Healthcare Supplies	15.0%	7/16/2027	24,400	24,400	24,400
IFPG TopCo, LLC(5)	Franchise Consulting Services	15.0%	6/23/2032	27,500	27,500	27,500
Polyform Products, Co.(5)	Hobby Goods and Supplies	16.0%	2/7/2028	15,700	15,700	15,700
Sill Holdings, LLC(5)	Insurance Services	14.0%	10/20/2030	15,851	15,851	15,851
Tacmed Holdings, LLC(5)	Healthcare Supplies	16.0%	3/24/2030	29,000	29,000	29,000
Vektek Holdings, LLC(5)	Engineered Products	(4)	5/6/2029	24,188	24,188	24,188
Total Senior Secured Note					175,639	175,639
Senior Secured Notes – Second Lien – 4.1%
Auriemma U.S. Roundtables	Information Services and Advisory Solutions	16.0%	7/1/2028	12,114	$12,114	$12,114
Blue Ridge ESOP Associates	Retirement Plan Services	15.0%	12/28/2029	2,641	2,641	2,641
Lawn Doctor, Inc.	Commercial and Professional Services	16.0%	2/7/2030	15,000	15,000	15,000
Milton Industries, Inc.	Engineered Products	15.0%	12/19/2030	3,353	3,353	3,353
Resolution Economics, LLC	Legal Services	15.0%	12/30/2027	2,834	2,834	2,834
SDC Holdco LLC	Restaurant and Food	16.0%	1/24/2033	684	684	684
USA Industries Holdings, LLC	Engineered Products	16.0%	6/9/2033	804	804	804
USA Water Intermediate Holdings, LLC	Commercial and Professional Services	16.0%	8/20/2031	1,376	1,376	1,376
Vektek Holdings, LLC	Engineered Products	15.0%	11/6/2029	24,400	24,400	24,400
Total Senior Secured Notes – Second Lien					63,206	63,206
Senior Secured PIK Notes - 1.2%
LOCI Topco Limited(6)(7)	Legal Services	3.84% PIK(10)	5/17/2039	8,959	$8,959	$8,914
LOCI Topco Limited(6)(8)	Legal Services	3.84% PIK(10)	5/17/2039	8,959	8,959	8,914
Total Senior Secured PIK Notes					17,918	17,828
Total Senior Secured Notes					$323,753	$323,663
See notes to condensed consolidated financial statements.

CNL STRATEGIC CAPITAL, LLC CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED) AS OF SEPTEMBER 30, 2026 (CONTINUED)
(in thousands except share data)
Company (1)(2)(3)	Industry	Interest Rate	Maturity Date	Principal Amount / No. Shares	Amortized Cost	Fair Value
Preferred Equity - 5.4%
LOCI Topco Limited(6)(11)	Legal Services	(9)		1,476,168	$1,476	$1,455
LOCI Topco Limited(6)(12)	Legal Services	8.50% PIK(10)		70,168,515	70,169	72,584
LOCI Topco Limited(6)(13)	Legal Services	12.00% PIK(10)		8,806,288	8,806	8,753
Total Preferred Equity					80,451	82,792
Common Equity – 73.3%
ATA Holding Company, LLC(14)	Real Estate Services			37,985	$37,125	$39,921
Auriemma U.S. Roundtables(14)	Information Services and Advisory Solutions			36,864	42,276	90,772
Blue Ridge ESOP Associates	Retirement Plan Services			15,027	21,238	65,552
Clarion Safety Systems, LLC(14)	Visual Safety Solutions			68,891	70,316	120,900
Healthcare Safety Holdings, LLC(14)	Healthcare Supplies			17,320	17,320	47,332
IFPG TopCo, LLC(14)	Franchise Consulting Services			93,371	93,500	94,100
LOCI Topco Limited(6)	Legal Services			104,624	134	729
Lawn Doctor, Inc.(14)	Commercial and Professional Services			7,746	27,610	104,962
Madison Retirement Holdings TopCo, LLC(14)	Retirement Plan Services			61,500	61,272	99,736
Milton Industries, Inc.	Engineered Products			8,060	10,911	24,610
Polyform Products, Co.(14)	Hobby Goods and Supplies			10,820	15,599	11,565
Resolution Economics, LLC	Legal Services			7,666	7,645	29,780
SDC Holdco LLC	Restaurant and Food			6,816	6,281	7,600
Sill Holdings, LLC(14)	Insurance Services			87,869	100,049	177,300
Tacmed Holdings, LLC(14)	Healthcare Supplies			77,528	77,434	111,872
USA Industries Holdings, LLC	Engineered Products			4,196	4,196	4,876
USA Water Intermediate Holdings, LLC	Commercial and Professional Services			86,245	8,142	14,869
Vektek Holdings, LLC(14)	Engineered Products			56,928	56,928	75,221
Total Common Equity					657,976	1,121,697
TOTAL INVESTMENTS – 99.9%					$1,062,180	$1,528,152
OTHER ASSETS IN EXCESS OF LIABILITIES – 0.1%						2,140
NET ASSETS – 100.0%						$1,530,292
FOOTNOTES:
(1)     Security may be an obligation of one or more entities affiliated with the named company.
(2)     Percentages represent fair value as a percentage of net assets for each investment category.
(3)    All investments are US based unless otherwise noted.
(4)    As of September 30, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at September 30, 2026 was 3.75%.
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

(6)    LBR is headquartered in the United Kingdom. LBR investment represents 6.6% of net assets based on fair value as of September 30, 2026.
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
(11)    Represents A2 Preferred Shares of LOCI TopCo Limited.
(12)    Represents B2 Preferred Shares of LOCI TopCo Limited.
(13)    Represents B3 Preferred Shares of LOCI TopCo Limited.
(14)    As of September 30, 2026, the Company owned a controlling interest in this portfolio company.
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
Distribution and Shareholder Servicing Fees
The Company pays distribution and shareholder servicing fees with respect to its Class T and Class D shares, as described further below in Note 5. “Related Party Transactions.” The Company records the distribution and shareholder servicing fees, which accrue daily, in the Company’s condensed consolidated statements of operations as they are incurred.
Deferred Financing Costs
Financing costs, including upfront fees, commitment fees and legal fees related to borrowings (as further described in Note 8. “Borrowings”) are deferred and amortized over the life of the related financing instrument using the effective yield method. The amortization of deferred financing costs is included in interest expense in the Company’s condensed consolidated statements of operations.
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
The following table reflects class-specific expenses by share class during the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$264	$1,983	$317	$593	$3,863	$150
Total return incentive fees	614	2,920	526	894	5,795	279
Offering expenses	—	1	39	—	278	—
Expense support reimbursement	—	—	—	—	(983)	—
Other class-specific expenses (1)	13	79	186	161	322	9

	Nine Months Ended September 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$787	$5,748	$1,029	$1,752	$10,846	$442
Total return incentive fees	1,424	6,511	1,226	2,014	12,240	642
Offering expenses	—	4	75	2	620	—
Expense support reimbursement	—	—	—	—	(13)	—
Other class-specific expenses (1)	37	211	580	478	923	27

	Quarter Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$293	$1,823	$400	$592	$3,161	$151
Total return incentive fees	557	2,310	535	770	4,010	241
Offering expenses	—	—	77	12	405	—
Expense support	73	675	107	216	1,655	149
Other class-specific expenses (1)	7	40	206	148	227	5

	Nine Months Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
Base management fees	$834	$4,892	$1,234	$1,660	$8,446	$424
Total return incentive fees	1,496	5,978	1,459	2,033	10,280	644
Offering expenses	—	97	222	44	1,281	—
Expense support	—	—	—	—	(1,017)	—
Other class-specific expenses (1)	23	122	648	436	662	16
(1) Other class-specific expenses consist of distribution and shareholder servicing fees and certain transfer agent fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
During the quarter and nine months ended September 30, 2026 and 2025, the Company did not incur any material interest or penalties. Tax years ending December 31, 2023 and forward remain subject to examination by taxing authorities.

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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

In May 2026, the Company made an additional equity investment in Blue Ridge ESOP Associates (“Blue Ridge”) of approximately $12.9 million.

In August 2026, the Company made an additional equity investment in Auriemma U.S. Roundtables (“Roundtables”) of approximately $8.8 million.

The Company’s investment portfolio is summarized as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.4%	4.4%
Secured	175,639	175,639	11.5	11.5
Second lien	63,206	63,206	4.1	4.1
PIK notes	17,918	17,828	1.2	1.2
Total senior secured debt	323,753	323,663	21.2	21.2
Preferred equity	80,451	82,792	5.4	5.4
Common equity	657,976	1,121,697	73.4	73.3
Total investments	$1,062,180	$1,528,152	100.0%	99.9%

	As of December 31, 2025
Asset Category	Amortized Cost(1)	Fair Value	Fair Value Percentage of Investment Portfolio	Fair Value Percentage of Net Assets
Senior secured debt
First lien	$66,990	$66,990	4.8%	4.7%
Secured	175,826	175,826	12.5	12.4
Second lien	63,206	63,206	4.5	4.5
PIK notes	18,383	18,611	1.3	1.3
Total senior secured debt	324,405	324,633	23.1	22.9
Preferred equity	77,480	81,285	5.8	5.7
Common equity	627,641	998,174	71.1	70.4
Total investments	$1,029,526	$1,404,092	100.0%	99.0%
FOOTNOTE:
(1) The amortized cost represents the original cost adjusted for return of capital, principal repayments and capitalized PIK income on the anniversary date, as applicable.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
Collectively, the Company’s debt investments accrue interest at a weighted average per annum rate of 12.5% and 15.6% and have weighted average remaining years to maturity of 3.3 years and 4.1 years as of September 30, 2026 and December 31, 2025, respectively. The note purchase agreements contain customary covenants and events of default. As of September 30, 2026, all of the Company’s portfolio companies were in compliance with their respective debt covenants. As of September 30, 2026 and December 31, 2025, none of the Company’s debt investments were on non-accrual status.
The industry dispersion of the Company’s portfolio company investments, based on fair value, as of September 30, 2026 and December 31, 2025 were as follows:

Industry	September 30, 2026	December 31, 2025
Healthcare Supplies	13.9%	14.1%
Insurance Services	12.6	12.4
Retirement Plan Services	12.0	10.9
Commercial and Professional Services	10.8	11.3
Engineered Products	10.3	10.4
Visual Safety Solutions	9.4	9.3
Legal Services	8.8	9.4
Franchise Consulting Services	8.0	8.5
Information Services and Advisory Solutions	6.9	6.0
Real Estate Services	5.0	5.2
Hobby Goods and Supplies	1.8	1.9
Restaurant and Food	0.5	0.6
Total	100.0%	100.0%
Summarized Portfolio Company Financial Information
The Company had two significant portfolio companies in which it owned a controlling equity interest during the quarter and nine months ended September 30, 2026 and 2025. The following tables present unaudited summarized operating data for the quarter and nine months ended September 30, 2026 and 2025, and summarized balance sheet data as of September 30, 2026 (unaudited) and December 31, 2025 for these portfolio companies (in thousands):
Clarion

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$9,737	$8,499	$28,541	$23,777
Expenses	(7,763)	(6,841)	(22,637)	(20,330)
Income before taxes	1,974	1,658	5,904	3,447
Income tax expense	(532)	(454)	(1,598)	(945)
Net income	$1,442	$1,204	$4,306	$2,502

	As of September 30, 2026	As of December 31, 2025
Current assets	$17,058	$16,070
Non-current assets	82,006	82,914
Current liabilities	2,727	4,963
Non-current liabilities	25,034	23,524
Stockholders’ equity	71,303	70,497
Ownership percentage(1)	94%	95%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
Sill

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,485	$8,031	$34,276	$29,876
Expenses	(10,807)	(7,922)	(31,339)	(25,571)
Income before taxes	1,678	109	2,937	4,305
Income tax expense	(277)	375	(540)	(327)
Net income	$1,401	$484	$2,397	$3,978

	As of September 30, 2026	As of December 31, 2025
Current assets	$16,539	$13,812
Non-current assets	108,906	109,240
Current liabilities	5,880	6,946
Non-current liabilities	18,654	18,186
Stockholders’ equity	100,911	97,920
Ownership percentage(1)	94%	93%
FOOTNOTE:
(1)Represents the Company’s undiluted ownership percentage as of the end of the period presented, rounded to the nearest percent.

4. Fair Value of Financial Instruments
The Company’s investments were categorized in the fair value hierarchy described in Note 2. “Significant Accounting Policies,” as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026				As of December 31, 2025
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Senior Debt	$—	$—	$323,663	$323,663	$—	$—	$324,633	$324,633
Preferred Equity	—	—	82,792	82,792	—	—	81,285	81,285
Common Equity	—	—	1,121,697	1,121,697	—	—	998,174	998,174
Total Investments	$—	$—	$1,528,152	$1,528,152	$—	$—	$1,404,092	$1,404,092
The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

As of September 30, 2026
Asset Group	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)(1)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$320,829	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.8% (14.3%) 5.0x – 19.0x (12.4x)	Decrease Increase
	2,834	Transaction Precedent	Transaction Price	N/A	N/A
Preferred Equity	82,792	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.8% (14.3%) 5.0x – 19.0x (12.4x)	Decrease Increase
Common Equity	1,091,917	Discounted Cash Flow Market Comparables Transaction Method	Discount Rate EBITDA Multiple	10.8% – 18.8% (14.3%) 5.0x – 19.0x (12.4x)	Decrease Increase
	29,780	Transaction Precedent	Transaction Price	N/A	N/A
Total	$1,528,152

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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
The preceding tables include the significant unobservable inputs as they relate to the Company’s determination of fair values for its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables above, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the fair value estimates for the Company’s investments. Any significant increases or decreases in the unobservable inputs would result in significant increases or decreases in the fair value of the Company’s investments.
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

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
The following tables provide a reconciliation of investments for which Level 3 inputs were used in determining fair value for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2026	$324,633	$81,285	$998,174	$1,404,092
Additions	—	—	31,198	31,198
Principal repayment	(188)	—	—	(188)
PIK receivable reclass	(468)	(5,247)	—	(5,715)
PIK income capitalized	—	8,220	—	8,220
Return of capital(1)	—	—	(862)	(862)
Net change in unrealized appreciation, including unrealized foreign currency gain	(314)	(1,466)	93,187	91,407
Fair value balance as of September 30, 2026	$323,663	$82,792	$1,121,697	$1,528,152
Change in net unrealized appreciation on investments held as of September 30, 2026	$(314)	$(1,466)	$93,187	$91,407

	Nine Months Ended September 30, 2025
	Senior Debt	Preferred Equity	Common Equity	Total
Fair value balance as of January 1, 2025	$292,284	$61,155	$787,420	$1,140,859
Additions	41,602	7,855	117,115	166,572
Disposals and repayments of debt investments	(15,000)	—	(35,500)	(50,500)
Principal repayment	(188)	—	—	(188)
PIK income	913	4,888	—	5,801
Return of capital(1)	—	—	(2,342)	(2,342)
Net change in unrealized appreciation	182	4,518	87,188	91,888
Fair value balance as of September 30, 2025	$319,793	$78,416	$953,881	$1,352,090
Change in net unrealized appreciation on investments held as of September 30, 2025	$182	$4,518	$87,188	$91,888
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
Manager and/or Sub-Manager
Offering Costs — The Company reimburses the Manager and the Sub-Manager, along with their respective affiliates, for the offering costs (other than selling commissions and dealer manager fees) they have incurred on the Company’s behalf only to the extent that such expenses do not exceed 1.5% of the cumulative gross proceeds from the Public Offerings. The Company incurred an obligation to reimburse the Manager and Sub-Manager for offering costs based on actual amounts raised through the Public Offerings of approximately $0.3 million and $0.5 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $0.7 million and $1.6 million during the nine months ended September 30, 2026 and 2025, respectively.

Base Management Fee to Manager and Sub-Manager — The Company pays each of the Manager and the Sub-Manager a base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below and is subject to further reduction for the portion of monitoring fees attributable to the Company. The Sub-Management Agreement provides that the Sub-Manager will receive 50% of the base management fees and total return incentive fees payable under the Management Agreement reduced for the portion of monitoring fees attributable to the Company. The Company incurred base management fees of approximately $7.2 million and $6.4 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $20.6 million and $17.5 million during the nine months ended September 30, 2026 and 2025, respectively.
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
Total Return Incentive Fee on Income to the Manager and Sub-Manager — The Company also pays each of the Manager and the Sub-Manager 50% of the total return incentive fee for their services under the Management Agreement and the Sub-Management Agreement. The Company recorded total return incentive fees of approximately $11.0 million and $8.4 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $24.1 million and $21.9 million during the nine months ended September 30, 2026 and 2025, respectively.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
Since inception, the Company has received cumulative Expense Support of approximately $6.0 million. Of the Expense Support received through September 30, 2026, approximately $4.9 million had been reimbursed and approximately $0.2 million was no longer eligible for reimbursement. As of September 30, 2026, approximately $1.0 million of Expense Support collected from the Manager and Sub-Manager is subject to reimbursement.
Distributions
Individuals and entities affiliated with the Manager and Sub-Manager owned approximately 0.4 million shares as of September 30, 2026 and 2025. These individuals and entities received distributions from the Company of approximately $0.1 million for the quarters ended September 30, 2026 and 2025, and $0.4 million for each of the nine months ended September 30, 2026 and 2025.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
Summary of Related Party Fees and Expenses
Related party fees and expenses incurred for the quarter and nine months ended September 30, 2026 and 2025 are summarized below (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2026	2025	2026	2025
Managing Dealer	Managing Dealer Agreement: Commissions(1)	$130	$180	$374	$465
	Dealer manager fees(1)	75	104	212	266
	Distribution and shareholder servicing fees(2)	301	327	925	998
Manager and Sub-Manager	Management Agreement and Sub-Management Agreement: Offering expense reimbursement(3)(4)	318	494	701	1,644
	Base management fees(3)	7,170	6,420	20,604	17,490
	Total return incentive fees(3)	11,028	8,423	24,057	21,890
Manager and Sub-Manager	Expense Support and Condition Reimbursement Agreement: Expense Support	(13)	2,875	(13)	(1,017)
	Reimbursement of Expense Support	(970)	—	—	—
Manager	Administrative Services Agreement: Reimbursement of third-party operating expenses(3)(5)	33	36	116	124
	Shareholder servicing fees(2)	187	168	561	485
Sub-Manager	Sub-Management Agreement: Reimbursement of third-party pursuit costs(3)(6)	135	220	379	911
	Monitoring fees(7)	(594)	—	(594)	—
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
(7)Included in “Base management fees” in the Company’s condensed consolidated statements of operations. Affiliates of the Sub-Manager may charge periodic monitoring or similar fees to our minority equity positions (i.e., businesses in which the company does not own more than 50% of the voting securities) in connection with ongoing monitoring services provided by such affiliates with respect to those businesses (“monitoring fees”).

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
The following table presents amounts due to related parties net as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Due from related parties:
Expense Support	$13	$950
Total due from related parties	13	950
Due to related parties:
Total return incentive fees	$(24,057)	$(30,321)
Base management fees, net of monitoring fees	(2,333)	(2,222)
Offering expenses	(78)	(65)
Distribution and shareholder servicing fees	(98)	(115)
Reimbursement of third-party operating expenses and pursuit costs	(23)	(17)
Total due to related parties	$(26,589)	$(32,740)
Due to related parties, net	$(26,576)	$(31,790)
6. Distributions
The Company’s board of directors declared distributions on a monthly basis in each of the nine months ended September 30, 2026 and 2025 (nine record dates). The following table reflects the total distributions declared during the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Nine Months Ended September 30,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)	Distributions Declared(1)(2)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested(2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
Second Quarter	11,378	5,976	5,402	10,547	5,335	5,212
Third Quarter	11,441	6,086	5,355	10,813	5,519	5,294
	$34,025	$17,921	$16,104	$31,732	$16,029	$15,703
FOOTNOTES:
(1)    The Company’s board of directors declared distributions per share on a monthly basis. See Note 12. “Financial Highlights” for distributions declared by share class. Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 - September 30, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 - September 30, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.
The sources of declared distributions on a GAAP basis were as follows (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Distributions Declared	Amount	% of Distributions Declared
Net investment income(1)	$16,627	48.9%	$14,470	45.6%
Net realized gain	—	—	1,432	4.5
Distributions in excess of net investment income(2)	17,398	51.1	15,830	49.9
Total distributions declared	$34,025	100.0%	$31,732	100.0%
FOOTNOTES:
(1)     Net investment income includes Expense Reimbursement (Support) of $(13) and $(1,017) for the nine months ended September 30, 2026 and 2025, respectively. See Note 5. “Related Party Transactions” for additional information.
(2)     Consists of distributions made from offering proceeds for the periods presented.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
In October 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 24, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
7. Capital Transactions
Public Offerings
Under the Second Follow-On Public Offering, the Company has offered and continues to offer up to $1.0 billion of shares, on a best efforts basis, which means that CNL Securities Corp., as the Managing Dealer of the Second Follow-On Public Offering, uses its best effort but is not required to sell any specific amount of shares. The Company is offering, in any combination, four classes of shares in the Second Follow-On Public Offering: Class A shares, Class T shares, Class D shares and Class I shares. The initial minimum permitted purchase amount is $5,000 in shares. There are differing selling fees and commissions for each share class. The Company also pays distribution and shareholder servicing fees, subject to certain limits, on the Class T and Class D shares sold in the Public Offerings (excluding sales pursuant to the Company’s distribution reinvestment plan). The public offering price, selling commissions and dealer manager fees per share class are determined monthly as approved by the Company’s board of directors. As of September 30, 2026, the public offering price was $43.31 per Class A share, $41.48 per Class T share, $39.32 per Class D share and $40.08 per Class I share.
The Company is also offering, in any combination, up to $100.0 million of Class A shares, Class T shares, Class D shares and Class I shares to be issued pursuant to its distribution reinvestment plan.
See Note 13. “Subsequent Events” for additional information related to the Public Offerings.
The following tables summarize the total shares issued and proceeds received by share class in connection with the Public Offerings, excluding shares repurchased through the Share Repurchase Program described further below, for the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Nine Months Ended September 30, 2026
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	14	$594	$(50)	$544	150	$5,828	164	$6,372	$38.77
Class T	285	11,554	(536)	11,018	27	1,059	312	12,077	38.71
Class D	10	379	—	379	41	1,549	51	1,928	38.40
Class I	2,449	95,969	—	95,969	242	9,485	2,691	105,454	39.16
	2,758	$108,496	$(586)	$107,910	460	$17,921	3,218	$125,831	$39.09

	Nine Months Ended September 30, 2025
	Proceeds from Public Offerings				Distributions Reinvested		Total
Share Class	Shares Issued	Gross Proceeds	Sales Load(1)	Net Proceeds to Company	Shares Issued	Proceeds to Company	Shares Issued	Net Proceeds to Company	Average Net Proceeds per Share
Class A	15	$576	$(45)	$531	152	$5,547	167	$6,078	$36.35
Class T	395	15,103	(686)	14,417	33	1,204	428	15,621	36.48
Class D	65	2,343	—	2,343	42	1,545	107	3,888	36.14
Class I	2,309	85,187	—	85,187	210	7,733	2,519	92,920	36.89
	2,784	$103,209	$(731)	$102,478	437	$16,029	3,221	$118,507	$36.78
FOOTNOTE:
(1)The Company incurs selling commissions and dealer manager fees on the sale of Class A and Class T shares sold through the Public Offerings. See Note 5. “Related Party Transactions” for additional information regarding up-front selling commissions and dealer manager fees.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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
During the nine months ended September 30, 2026 and 2025, the Company received requests for the repurchase of approximately $86.4 million and $46.2 million, respectively, of the Company’s common shares. The Company’s board of directors approved the repurchase requests.
The following table summarizes the shares repurchased during the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	162	$7,114	$44.03
Class A	544	21,177	39.00
Class T	61	2,352	38.87
Class D	234	9,047	38.75
Class I	1,134	44,780	39.41
Class S	44	1,972	44.41
Nine Months Ended September 30, 2026	2,179	$86,442	$39.67

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA	146	$5,891	$40.32
Class A	146	5,342	36.66
Class T	57	2,081	36.75
Class D	125	4,491	35.90
Class I	749	27,844	37.13
Class S	13	527	41.12
Nine Months Ended September 30, 2025	1,236	$46,176	$37.35
As of September 30, 2026 and December 31, 2025, the Company had a payable for shares repurchased of approximately $24.9 million and $28.1 million, respectively, which were paid in October and January 2026, respectively.
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
During the nine months ended September 30, 2026, approximately 676,000 Class T shares were converted to approximately 674,000 Class A shares at an average conversion rate of 1.00. During the nine months ended September 30, 2025, approximately 638,000 Class T shares were converted to approximately 638,000 Class A shares at an average conversion rate of 1.00.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
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

In August 2026, the Company amended the 2024 Loan Agreement and related promissory note with Valley National Bank for the 2024 Line of Credit to extend the revolving maturity date to November 15, 2026. In connection with this extension of the 2024 Line of Credit, the Borrower paid a total commitment fee and Valley National Bank expenses of $0.03 million.

The Company had not borrowed any amounts under the 2024 Line of Credit and no amounts under the 2024 Line of Credit were outstanding as of September 30, 2026.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
9. Income Taxes
The Company incurs income tax (benefit) expense related to its Taxable Subsidiaries. The components of income tax (benefit) expense were as follows during the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current:
Federal	$11	$19	$95	$61
State	2	9	18	14
Total current tax expense	13	28	113	75
Deferred:
Federal	(3,471)	3,331	1,452	8,134
State	(280)	166	(51)	376
Total deferred tax (benefit) expense	(3,751)	3,497	1,401	8,510
Total income tax (benefit) expense	$(3,738)	$3,525	$1,514	$8,585
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 1.4% and 8.0%, respectively. The primary items giving rise to the difference between the 21.0% federal statutory rate applicable to corporations and the effective tax rates are state taxes and the benefits of the partnership structure.
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets:
Carryforwards of net operating loss	$4,365	$4,754
Other	—	12
Valuation allowance	(256)	(234)
Total deferred tax assets	4,109	4,532
Deferred tax liabilities:
Unrealized appreciation on investments	(28,419)	(27,441)
Total deferred tax liabilities	(28,419)	(27,441)
Deferred tax liabilities, net	$(24,310)	$(22,909)

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
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
11. Commitments & Contingencies
See Note 5. “Related Party Transactions” for information on contingent amounts due to the Manager and Sub-Manager for the reimbursement of offering costs under the Public Offerings and for the reimbursement of Expense Support.
From time to time, the Company and officers or directors of the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its businesses. As of September 30, 2026, the Company was not involved in any legal proceedings.
In addition, in the normal course of business, the Company enters into contracts with its vendors and others that provide for general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company. However, based on experience, the Company expects that risk of loss to be remote.
12. Financial Highlights
The following are schedules of financial highlights of the Company attributed to each class of shares for the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Nine Months Ended September 30, 2026
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$42.98	$38.21	$38.15	$37.94	$38.64	$43.48
Net investment income, before Expense Support (reimbursement)(1)	1.10	0.39	0.19	0.30	0.34	1.06
Expense Support (reimbursement)(1)(2)	—	—	—	—	—	—
Net investment income(1)	1.10	0.39	0.19	0.30	0.34	1.06
Net realized and unrealized gains, net of taxes(1)(3)	2.43	2.42	2.41	2.41	2.43	2.42
Net increase resulting from investment operations	3.53	2.81	2.60	2.71	2.77	3.48
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$45.57	$40.08	$40.00	$39.81	$40.47	$46.02

Net assets, end of period	$162,337	$373,612	$69,847	$114,172	$734,691	$75,633
Average net assets(5)	$160,637	$358,532	$75,752	$115,697	$684,736	$73,990
Shares outstanding, end of period	3,563	9,321	1,746	2,868	18,155	1,644
Distributions declared	$3,438	$8,661	$1,471	$2,535	$16,354	$1,566
Total investment return based on net asset value before total return incentive fee(6)	9.28%	9.32%	8.77%	9.14%	9.05%	9.02%
Total investment return based on net asset value after total return incentive fee(6)	8.09%	7.46%	6.90%	7.25%	7.27%	8.10%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.82%	2.00%	2.60%	2.28%	2.14%	0.94%
Total operating expenses before Expense Support (reimbursement)	1.71%	3.82%	4.22%	4.03%	3.92%	1.81%
Total operating expenses after Expense Support (reimbursement)	1.71%	3.82%	4.22%	4.03%	3.92%	1.81%
Net investment income before total return incentive fee(8)	3.31%	2.71%	1.97%	2.40%	2.57%	3.17%
Net investment income	2.43%	0.90%	0.35%	0.66%	0.79%	2.30%

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Nine Months Ended September 30, 2025
	Class FA Shares	Class A Shares	Class T Shares	Class D Shares	Class I Shares	Class S Shares
OPERATING PERFORMANCE PER SHARE
Net Asset Value, Beginning of Period	$39.55	$35.68	$35.72	$35.42	$36.12	$40.09
Net investment income before Expense Support (reimbursement)(1)	1.00	0.34	0.08	0.24	0.27	0.97
Expense Support (reimbursement)(1)(2)	—	—	—	—	0.07	—
Net investment income(1)	1.00	0.34	0.08	0.24	0.34	0.97
Net realized and unrealized gains, net of taxes(1)(3)	2.44	2.43	2.41	2.42	2.44	2.43
Net increase resulting from investment operations	3.44	2.77	2.49	2.66	2.78	3.40
Distributions to shareholders(4)	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net decrease resulting from distributions to shareholders	(0.94)	(0.94)	(0.75)	(0.84)	(0.94)	(0.94)
Net Asset Value, End of Period	$42.05	$37.51	$37.46	$37.24	$37.96	$42.55

Net assets, end of period	$162,757	$333,763	$84,073	$113,745	$604,439	$72,310
Average net assets(5)	$159,387	$300,536	$86,273	$108,686	$543,812	$69,777
Shares outstanding, end of period	3,871	8,897	2,244	3,054	15,924	1,699
Distributions declared	$3,700	$8,008	$1,790	$2,577	$14,057	$1,600
Total investment return based on net asset value before total return incentive fee(6)	9.80%	9.80%	8.91%	9.54%	9.63%	9.55%
Total investment return based on net asset value after total return incentive fee(6)	8.57%	7.87%	7.06%	7.62%	7.80%	8.59%
RATIOS/SUPPLEMENTAL DATA (not annualized):
Ratios to average net assets:(5)(7)
Total operating expenses before total return incentive fee	0.83%	2.04%	2.76%	2.30%	2.24%	0.92%
Total operating expenses	1.77%	4.03%	4.46%	4.17%	3.95%	1.85%
Net investment income before total return incentive fee(8)	3.42%	2.95%	1.90%	2.55%	2.82%	3.30%
Net investment income	2.48%	0.96%	0.21%	0.68%	0.93%	2.38%
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
(8)Amounts represent net investment income before total return incentive fee and related expense support as a percentage of average net assets. For the nine months ended September 30, 2026, none of the total return incentive fees for any share class were covered by Expense Support. For the nine months ended September 30, 2025, approximately 10% of total return incentive fees for Class I were covered by Expense Support and none of the total return incentive fees for Class FA, Class A, Class T, Class D and Class S were covered by Expense Support.

CNL STRATEGIC CAPITAL, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2026
13. Subsequent Events
Distributions
In October 2026, the Company’s board of directors declared a monthly cash distribution on the outstanding shares of all classes of common shares of record on November 24, 2026 of $0.104167 per share for Class FA shares, $0.104167 per share for Class A shares, $0.083333 per share for Class T shares, $0.093750 per share for Class D shares, $0.104167 per share for Class I shares and $0.104167 per share for Class S shares.
Offerings
In October 2026, the Company’s board of directors approved new per share offering prices for each share class in the Second Follow-On Public Offering. The new offering prices are effective as of October 30, 2026. The following table provides the new offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2026:
Offering Price, Per Share	$43.80	$41.99	$39.81	$40.47
Selling Commissions, Per Share	2.63	1.26	—	—
Dealer Manager Fees, Per Share	1.09	0.73	—	—
Capital Transactions
During the period October 1, 2026 through November 4, 2026, the Company received additional net proceeds from the Second Follow-On Public Offering and distribution reinvestment plan of the following (in thousands except per share data):

	Proceeds from Second Follow-On Public Offering				Distribution Reinvestment Plan		Total
Share Class	Shares	Gross Proceeds	Sales Load	Net Proceeds to Company	Shares	Gross Proceeds	Shares	Net Proceeds to Company	Average Net Proceeds per Share
Class A	2	$75	$(6)	$69	16	$659	18	$728	$40.08
Class T	26	1,078	(51)	1,027	3	106	29	1,133	40.00
Class D	—	18	—	18	4	164	4	182	39.81
Class I	195	7,915	—	7,915	28	1,117	223	9,032	40.47
	223	$9,086	$(57)	$9,029	51	$2,046	274	$11,075	$40.38
ResEcon
In October 2026, the Company, through its wholly-owned subsidiary, RE Strategic Capital EquityCo, LLC realized its approximately 7.8% indirect equity ownership interest in Resolution Economics, LLC (“ResEcon”) for net cash proceeds of approximately $29.2 million after transaction-related fees and expenses. The realization was effected in connection with a recapitalization of ResEcon which facilitated the acquisition of the Company’s indirect equity interest in ResEcon and repayment of the Company’s approximately $2.8 million debt investment in ResEcon in the form of senior secured subordinated notes. In the transaction, the Company’s indirect equity interest in ResEcon was acquired by REG Investco, LLC, an entity owned by an affiliate of the Sub-Manager together with ResEcon management and other existing owners of ResEcon.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025, and for the quarter and nine months ended September 30, 2026 and 2025. Amounts as of December 31, 2025 included in the unaudited condensed consolidated statements of assets and liabilities have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed financial statements unless otherwise defined herein.

Statement Regarding Forward-Looking Information
Certain statements in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) constitute “forward-looking statements.” Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of our business and its performance, the economy and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:
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
Since we commenced operations on February 7, 2018, we have acquired equity and debt investments in 19 U.S. and Global middle-market businesses and disposed of one middle-market U.S. business. Our businesses generally have a track record of stable and predictable operating performance, are highly cash flow generative and have management teams who have a meaningful ownership stake in their respective company. As of September 30, 2026, we had eleven investments structured as controlling equity interests in combination with debt positions and seven investments structured as minority equity interests in combination with debt positions. All of our debt investments were current as of September 30, 2026.
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
Through September 30, 2026, we had received net proceeds from the Public Offerings of approximately $1.3 billion, including approximately $86.0 million received through our distribution reinvestment plan. As of September 30, 2026, the public offering price was $43.31 per Class A share, $41.48 per Class T share, $39.32 per Class D share and $40.08 per Class I share. See Note 7. “Capital Transactions” and Note 13. “Subsequent Events” in Item 1. “Financial Statements” for additional information regarding the Public Offerings.
Through September 30, 2026, we had incurred selling commissions and dealer manager fees of approximately $15.7 million from the sale of Class A shares and Class T shares in the Public Offerings. The Class D shares and Class I shares sold through September 30, 2026, were not subject to selling commissions and dealer manager fees. We also incurred obligations to reimburse the Manager and Sub-Manager for offering costs of approximately $14.3 million based on actual amounts raised through the Public Offerings through September 30, 2026. These offering costs related to the Public Offerings were advanced by the Manager and Sub-Manager, as described further in Note 5. “Related Party Transactions” of Item 1. “Financial Statements.”
In October 2026, our board of directors approved new per share public offering prices for each share class in the Second Follow-On Public Offering. The new public offering prices are effective as of October 30, 2026. The following table provides the new public offering prices and applicable upfront selling commissions and dealer manager fees for each share class available in the Second Follow-On Public Offering:

	Class A	Class T	Class D	Class I
Effective October 30, 2026:
Public Offering Price, Per Share	$43.80	$41.99	$39.81	$40.47
Selling Commissions, Per Share	2.63	1.26	—	—
Dealer Manager Fees, Per Share	1.09	0.73	—	—

Since we commenced operations on February 7, 2018, we have raised total net offering proceeds (including amounts raised from our private offerings and Public Offerings) of approximately $1.4 billion, including approximately $86.0 million received through our distribution reinvestment plan as of September 30, 2026.

Portfolio and Investment Activity
As of September 30, 2026, we had invested in 18 portfolio companies, consisting of equity investments and debt investments. The table below presents our portfolio company investments (in millions):

		As of September 30, 2026
		Equity Investments		Debt Investments(1)
Portfolio Company	Initial Investment Date	Ownership %	Cost Basis	Debt	Interest Rate	Maturity Date	Cost Basis	Total Cost Basis(2)
Lawn Doctor	2/7/2018	61%	$27.6	Second Lien	16.0%	2/7/2030	$15.0	$42.6
Lawn Doctor	6/30/2023	—	—	First Lien	(3)	8/6/2029	29.5	29.5
Polyform	2/7/2018	87	15.6	Secured	16.0	2/7/2028	15.7	31.3
Roundtables	8/1/2019	82	42.3	Second Lien	16.0	7/1/2028	12.1	54.4
Roundtables	11/13/2019	—	—	Secured	8.0	12/31/2028	2.0	2.0
Milton	11/21/2019	13	10.9	Second Lien	15.0	12/19/2030	3.4	14.3
Resolution Economics	1/2/2020	8	7.6	Second Lien	15.0	12/30/2027	2.8	10.4
Blue Ridge	3/24/2020	15	21.3	Second Lien	15.0	12/28/2029	2.6	23.9
HSH	7/16/2020	75	17.3	Secured	15.0	7/16/2027	24.4	41.7
ATA	4/1/2021	75	37.1	Secured	15.0	4/1/2027	37.0	74.1
Clarion	12/9/2021	94	70.3	First Lien	15.0	12/9/2028	22.5	92.8
Vektek	5/6/2022	84	56.9	Second Lien	15.0	11/6/2029	24.4	81.3
Vektek	6/30/2023	—	—	Secured	(3)	5/6/2029	24.2	24.2
TacMed	3/24/2023	95	77.4	Secured	16.0	3/24/2030	29.0	106.4
Sill	10/20/2023	94	100.1	Secured	14.0	10/20/2030	15.9	116.0
USA Water	2/21/2024	5	8.1	Second Lien	16.0	8/20/2031	1.4	9.5
LBR	6/17/2024	8	0.1	Preferred Equity	(4)	n/a	80.5	80.6
LBR	4/24/2025	—	—	PIK Note	3.84% PIK(4)	5/17/2039	17.9	17.9
MAP	7/18/2024	57	61.3	First Lien	15.0	7/18/2031	15.0	76.3
IFPG	6/23/2025	91	93.5	Secured	15.0	6/23/2032	27.5	121.0
Shipley	9/25/2025	3	6.3	Second Lien	16.0	1/24/2033	0.7	7.0
USA Industries	12/11/2025	4	4.2	Second Lien	16.0	6/9/2033	0.8	5.0
			$657.9				$404.3	$1,062.2
FOOTNOTES:
(1)    The note purchase agreements contain customary covenants and events of default. As of September 30, 2026, all of our portfolio companies were in compliance with their respective debt covenants.
(2)    See the Schedule of Investments and Note 3. “Investments” of Item 1. “Financial Statements” for additional information related to our investments, including fair values as of September 30, 2026.
(3)    As of September 30, 2026, the senior debt investments in Lawn Doctor and Vektek accrue interest at a per annum rate of SOFR + 4.60% and SOFR + 4.35%, respectively. SOFR at September 30, 2026 was 3.75%.
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

Lawn Doctor
As of September 30, 2026 and December 31, 2025, Lawn Doctor, Inc. (“Lawn Doctor”) had total assets of approximately $94.8 million and $97.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Lawn Doctor for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$11,470	$12,464	$36,768	$38,271

Net income (GAAP)	$1,423	$1,024	$3,178	$3,027
Interest and debt related expenses	1,360	1,465	4,137	4,269
Depreciation and amortization	663	645	1,978	1,951
Income tax expense	457	323	1,221	1,101
Adjusted EBITDA (non-GAAP)	$3,903	$3,457	$10,514	$10,348

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,380	$2,108	$6,413	$6,312
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 61% of Lawn Doctor.

Polyform
As of September 30, 2026 and December 31, 2025, Polyform Products, Co. (“Polyform”) had total assets of approximately $30.2 million and $30.4 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of Polyform for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,209	$4,115	$14,851	$13,776

Net income (loss) (GAAP)	$70	$(134)	$20	$(392)
Interest and debt related expenses	735	736	2,182	2,184
Depreciation and amortization	471	468	1,410	1,404
Income tax expense (benefit)	29	(53)	12	(154)
Adjusted EBITDA (non-GAAP)	$1,305	$1,017	$3,624	$3,042

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,136	$886	$3,156	$2,650
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 87% of Polyform.

Roundtables
As of September 30, 2026 and December 31, 2025, Auriemma U.S. Roundtables (“Roundtables”) had total assets of approximately $68.6 million and $58.1 million, respectively. In August 2026, we made an additional equity investment in Roundtables of approximately $8.8 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Roundtables for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,948	$5,028	$15,953	$14,637

Net income (GAAP)	$39	$543	$682	$1,165
Interest and debt related expenses	611	595	1,843	1,791
Depreciation and amortization	533	520	1,573	1,559
Income tax expense	132	168	270	356
Adjusted EBITDA (non-GAAP)	$1,315	$1,826	$4,368	$4,871

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,073	$1,475	$3,564	$3,934
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 82% and 81%, respectively, of Roundtables.

HSH
As of September 30, 2026 and December 31, 2025, Healthcare Safety Holdings, LLC (“HSH”) had total assets of approximately $40.5 million and $40.6 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of HSH for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$11,342	$10,004	$32,048	$27,816

Net income (GAAP)	$1,427	$922	$3,020	$1,807
Interest and debt related expenses	928	842	2,754	2,705
Depreciation and amortization	713	699	2,146	2,126
Income tax expense	375	315	852	602
Adjusted EBITDA (non-GAAP)	$3,443	$2,778	$8,772	$7,240

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,566	$2,070	$6,536	$5,395
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 75% of HSH.

ATA
As of September 30, 2026 and December 31, 2025, ATA National Title Group, LLC (“ATA”) had total assets of approximately $80.4 million and $83.8 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of ATA for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$16,582	$16,289	$44,979	$42,247

Net income (loss) (GAAP)	$547	$1,137	$127	$(314)
Interest and debt related expenses	1,507	1,477	4,482	4,405
Depreciation and amortization	1,041	1,050	3,125	3,152
Adjusted EBITDA (non-GAAP)	$3,095	$3,664	$7,734	$7,243

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,321	$2,748	$5,800	$5,432
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 75% of ATA.

Clarion
As of September 30, 2026 and December 31, 2025, Clarion Safety Holdings, LLC (“Clarion”) had total assets of approximately $99.1 million and $99.0 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Clarion for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$9,737	$8,499	$28,541	$23,777

Net income (GAAP)	$1,442	$1,204	$4,306	$2,502
Interest and debt related expenses	796	800	2,359	2,419
Depreciation and amortization	458	527	1,368	1,257
Income tax expense	532	454	1,598	945
Adjusted EBITDA (non-GAAP)	$3,228	$2,985	$9,631	$7,123

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,024	$2,829	$9,024	$6,760
FOOTNOTE:
Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 94% and 95%, respectively, of Clarion.

Vektek
As of September 30, 2026 and December 31, 2025, Vektek Holdings, LLC (“Vektek”) had total assets of approximately $107.6 million and $107.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Vektek for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$10,369	$8,764	$29,001	$26,283

Net income (GAAP)	$859	$467	$1,656	$1,180
Interest and debt related expenses	1,452	1,514	4,348	4,499
Depreciation and amortization	888	912	2,704	2,735
Income tax expense	17	43	34	88
Adjusted EBITDA (non-GAAP)	$3,216	$2,936	$8,742	$8,502

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,693	$2,458	$7,319	$7,118
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 84% of Vektek.
TacMed
As of September 30, 2026 and December 31, 2025, TacMed had total assets of approximately $103.7 million and $106.4 million, respectively. In April 2026, we made an additional equity investment in TacMed of approximately $0.7 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net loss of TacMed for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$13,137	$11,912	$36,889	$32,554

Net loss (GAAP)	$(146)	$(26)	$(1,559)	$(1,326)
Interest and debt related expenses	1,205	1,191	3,549	3,535
Depreciation and amortization	1,304	1,345	3,933	4,000
Income tax expense (benefit)	279	126	(218)	(243)
Adjusted EBITDA (non-GAAP)	$2,642	$2,636	$5,705	$5,966

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,514	$2,514	$5,429	$5,690
FOOTNOTES:

(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 95% of TacMed.

Sill
As of September 30, 2026 and December 31, 2025, Sill had total assets of approximately $125.4 million and $123.1 million, respectively. In January 2026 and April 2026, we made an additional equity investment in Sill of approximately $2.0 million and $1.8 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income of Sill for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,485	$8,031	$34,276	$29,876

Net income (GAAP)	$1,401	$484	$2,397	$3,978
Interest and debt related expenses	580	572	1,713	1,743
Depreciation and amortization	992	881	2,969	2,631
Income tax expense (benefit)	277	(375)	540	327
Adjusted EBITDA (non-GAAP)	$3,250	$1,562	$7,619	$8,679

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$3,042	$1,457	$7,132	$8,097
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 94% and 93%, respectively, of Sill.

MAP
As of September 30, 2026 and December 31, 2025, Madison Retirement Holdings TopCo, LLC (“MAP”) had total assets of approximately $131.5 million and $132.9 million, respectively.
The following table reconciles our proportionate share of Adjusted EBITDA from net income (loss) of MAP for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$13,739	$12,370	$39,271	$31,293

Net income (loss) (GAAP)	$2,431	$1,000	$4,271	$(3,168)
Interest and debt related expenses	608	662	2,095	2,003
Depreciation and amortization	1,115	1,050	3,306	5,244
Income tax expense	—	18	—	19
Adjusted EBITDA (non-GAAP)	$4,154	$2,730	$9,672	$4,098

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$2,363	$1,578	$5,501	$2,369
FOOTNOTE:
(1)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 57% and 58%, respectively, of MAP.

IFPG
As of September 30, 2026 and December 31, 2025, IFPG had total assets of approximately $132.2 million and $131.0 million, respectively. The Company acquired its investments in IFPG in June 2025. In April 2026, we made an additional equity investment in IFPG of approximately $3.0 million.
The following table reconciles our proportionate share of Adjusted EBITDA from net (loss) income of IFPG for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025(1)
Revenues	$6,654	$5,925	$15,331	$6,278

Net (loss) income (GAAP)	$(423)	$106	$(3,367)	$230
Interest and debt related expenses	1,163	960	3,402	1,044
Depreciation and amortization	1,356	1,181	4,003	1,181
Income tax (benefit) expense	(67)	91	(356)	91
Adjusted EBITDA (non-GAAP)	$2,029	$2,338	$3,682	$2,546

Our Proportionate Share of Adjusted EBITDA (non-GAAP)(1)	$1,847	$2,132	$3,351	$2,322
FOOTNOTE:
(1)Results are for the period from June 23, 2025 (the date we acquired our investment in IFPG) to September 30, 2025.
(2)Amounts based on our ownership percentage as of the end of the periods presented. As of September 30, 2026 and 2025, we owned approximately 91% of IFPG.
Other Portfolio Companies
As of September 30, 2026, we held minority equity and debt positions in seven portfolio companies.
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
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $75.2 million and $84.8 million, respectively.
Sources of Liquidity and Capital Resources
Offerings. We received approximately $122.0 million and $102.5 million in net proceeds during the nine months ended September 30, 2026 and 2025, respectively, from the Follow-On Public Offering and the Second Follow-On Public Offering, which excludes approximately $17.9 million and $16.0 million raised through our distribution reinvestment plan, respectively. As of September 30, 2026, we had approximately 802.1 million authorized common shares remaining for sale.
Investments. We received approximately 52.1 million in proceeds from sales of portfolio company investments during the nine months ended September 30, 2025. We received a return of capital from portfolio company investments of approximately $0.9 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively.

Borrowings. We borrowed and repaid $30.0 million during the nine months ended September 30, 2025. We did not borrow on the 2024 Line of Credit during the nine months ended September 30, 2026. See Note 8. “Borrowings” of Item 1. “Financial Statements” for additional information regarding our 2024 Line of Credit.
Uses of Liquidity and Capital Resources
Investments. We used approximately $31.0 million and $166.6 million of cash to purchase portfolio company investments during the nine months ended September 30, 2026 and 2025, respectively.
Operating Activities. We generated operating cash flows (excluding amounts related to investment activity) of approximately $4.3 million and $8.9 million during the nine months ended September 30, 2026 and 2025, respectively.
Distributions. We paid distributions to our shareholders of approximately $16.1 million and $15.7 million (which excludes distributions reinvested of approximately $17.9 million and $16.0 million, respectively) during the nine months ended September 30, 2026 and 2025, respectively. See “Distributions Declared” below for additional information.
Share Repurchases. We paid approximately $89.6 million and $48.9 million during the nine months ended September 30, 2026 and 2025, respectively, to repurchase shares in accordance with our Share Repurchase Program.
Deferred Financing Costs. We paid approximately $0.1 million in deferred financing costs during the nine months ended September 30, 2026 and 2025.
Reimbursement of Expense Support. During the nine months ended September 30, 2026 and 2025, there was no expense support reimbursed to the Manager and Sub-Manager. The Manager and Sub-Manager have provided approximately $1.0 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future. Expense Support is received or Expense Support reimbursement is paid annually.
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
Distributions Declared
The Company’s board of directors declared distributions on a monthly basis during the nine months ended September 30, 2026 and 2025 (nine record dates). The following table reflects the total distributions declared during the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Nine Months Ended September 30,
	2026			2025
Distribution Period	Distributions Declared(1)	Distributions Reinvested(2)	Cash Distributions Net of Distributions Reinvested (2)	Distributions Declared(1)(2)	Distributions Reinvested (2)	Cash Distributions Net of Distributions Reinvested (2)
First Quarter	$11,206	$5,859	$5,347	$10,372	$5,175	$5,197
Second Quarter	11,378	5,976	5,402	10,547	5,335	5,212
Third Quarter	11,441	6,086	5,355	10,813	5,519	5,294
	$34,025	$17,921	$16,104	$31,732	$16,029	$15,703
FOOTNOTES:
(1)     Monthly distributions declared per share for each share class were as follows:

Record Date Period	Class FA	Class A	Class T	Class D	Class I	Class S
January 1, 2026 – September 30, 2026	$0.104167	$0.104167	$0.083333	$0.093750	$0.104167	$0.104167
January 1, 2025 – September 30, 2025	0.104167	0.104167	0.083333	0.093750	0.104167	0.104167
(2)    Amounts based on distribution record date.

Cash distributions declared net of distributions reinvested were funded from the following sources noted below (in thousands):

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage(1)	Amount	Percentage(1)
Net investment income before Expense Support (reimbursement)	$16,614	103.1%	$13,453	85.7%
Expense Support (reimbursement)	13	0.1	1,017	6.5
Net investment income	$16,627	103.2%	$14,470	92.2%
Net realized gains	—	—	1,432	9.1
Cash distributions declared, net of distributions reinvested(2)	$16,104	100.0%	$15,703	100.0%
FOOTNOTES:
(1)     Represents percentage of cash distributions declared, net of distribution reinvested for the period presented.
(2)    Excludes $17,921 and $16,029 of distributions reinvested pursuant to our distribution reinvestment plan during the nine months ended September 30, 2026 and 2025, respectively.
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

During the nine months ended September 30, 2026 and 2025, we received requests for the repurchase of approximately $86.4 million and $46.2 million, respectively, of our common shares. Our board of directors approved the repurchase requests received.
The following tables summarize the shares repurchased during the nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	Shares Repurchased	Total Consideration	Average Price Paid per Share
Class FA shares	162	$7,114	$44.03
Class A shares	544	21,177	39.00
Class T shares	61	2,352	38.87
Class D shares	234	9,047	38.75
Class I shares	1,134	44,780	39.41
Class S shares	44	1,972	44.41
Nine Months Ended September 30, 2026	2,179	$86,442	$39.67

Class FA shares	146	$5,891	$40.32
Class A shares	146	5,342	36.66
Class T shares	57	2,081	36.75
Class D shares	125	4,491	35.90
Class I shares	749	27,844	37.13
Class S shares	13	527	41.12
Nine Months Ended September 30, 2025	1,236	$46,176	$37.35
Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Through September 30, 2026, we had acquired equity and debt investments in 19 portfolio companies and disposed of one portfolio company. As of September 30, 2026 and 2025, the fair value of our portfolio company investments totaled approximately $1.5 billion and $1.4 billion, respectively. See “Portfolio and Investment Activity” above for discussion of the general terms and characteristics of our investments, and for information regarding our portfolio companies.
The following table summarizes our operating results for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$23,241	$25,480	$67,710	$60,603
Total operating expenses	(20,052)	(17,373)	(50,983)	(47,075)
Expense support (reimbursement), net	983	(2,875)	13	1,017
Net investment income before taxes	4,172	5,232	16,740	14,545
Income tax expense	(13)	(28)	(113)	(75)
Net investment income	4,159	5,204	16,627	14,470
Total net realized gain on investments	—	1,432	—	1,432
Total net change in unrealized appreciation on investments, including unrealized foreign currency gain (loss)	44,434	28,173	89,944	83,378
Net increase in net assets resulting from operations	$48,593	$34,809	$106,571	$99,280

Investment Income
Investment income consisted of the following for the quarter and nine months ended September 30, 2026 and 2025 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
From portfolio company investments:
Interest income	$10,895	$11,014	$32,378	$31,785
Dividend income	9,498	11,880	27,073	20,820
PIK income	2,461	2,249	6,997	5,801
From cash accounts
Interest income	387	337	1,262	2,197
Total investment income	$23,241	$25,480	$67,710	$60,603
Interest income from portfolio company investments is generated from our senior secured note investments, the majority of which had fixed rate interest as of September 30, 2026 and 2025. As of September 30, 2026 and 2025, our weighted average annual yield on our accruing debt investments was 12.5% and 13.9%, respectively, based on amortized cost as defined above in “Portfolio and Investment Activity.” Interest income from our debt investments was approximately $10.9 million and $11.0 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $32.4 million and $31.8 million during the nine months ended September 30, 2026 and 2025, respectively.
Dividend income from portfolio company investments is recorded on the record date for privately issued securities, but excludes any portion of distributions that are treated as a return of capital. Dividend income was approximately $9.5 million and $11.9 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $27.1 million and $20.8 million during the nine months ended September 30, 2026 and 2025, respectively. During each of the nine months ended September 30, 2026 and 2025, we received dividend income from 15 and 12 of our portfolio companies, respectively.

PIK income is computed at the contractual rate in each applicable agreement and is accrued and recorded as PIK receivable and capitalized to the principal balance on the anniversary date, as applicable. PIK income was approximately $2.5 million and $2.2 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $7.0 million and $5.8 million during the nine months ended September 30, 2026 and 2025, respectively.
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

Operating Expenses
Our operating expenses for the quarter and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total return incentive fees	$11,028	$8,423	$24,057	$21,890
Base management fees	6,576	6,420	20,010	17,490
Offering expenses	318	494	701	1,644
Professional services	803	873	2,581	2,361
Pursuit costs	135	220	379	911
Distribution and shareholder servicing fees	488	495	1,486	1,483
Custodian and accounting fees	288	143	788	439
Insurance expense	70	56	188	166
Director fees and expenses	14	49	158	152
General and administrative expenses	250	26	466	209
Interest expense	82	174	169	330
Total operating expenses	20,052	17,373	50,983	47,075
Expense support	(13)	2,875	(13)	(1,017)
Reimbursement of expense support	(970)	—	—	—
Net expenses	$19,069	$20,248	$50,970	$46,058
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
We recorded total return incentive fees of approximately $11.0 million and $8.4 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $24.1 million and $21.9 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in total return incentive fees during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to a increase of $6.6 million in the net change in unrealized appreciation on investments, including foreign currency gain (loss) and an increase of $2.2 million in net investment income, taken over a larger Average Adjusted Capital during the quarter and nine months ended September 30, 2026, as compared to the quarter and nine months ended September 30, 2025.
Base Management Fee
We pay each of the Manager and the Sub-Manager a base management fee for their services under the Management Agreement and the Sub-Management Agreement, subject to any reduction or deferral of any such fees pursuant to the terms of the Expense Support and Conditional Reimbursement Agreement described below and is subject to further reduction for the portion of monitoring fees attributable to us. The Sub-Management Agreement provides that the Sub-Manager will receive 50% of the base management fees and total return incentive fees payable under the Management Agreement reduced for the portion of monitoring fees attributable to us.

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
We incurred base management fees of approximately $7.2 million and $6.4 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $20.6 million and $17.5 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in base management fees is primarily attributable to the increase in our average gross assets (excluding cash) which were approximately $1.5 billion and $1.3 billion during the nine months ended September 30, 2026 and 2025, respectively. Base management fee is offset by monitoring fees of $0.6 million for the quarter and nine months ended September 30, 2026.
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
We incurred offering expenses of approximately $0.3 million and $0.5 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $0.7 million and $1.6 million during the nine months ended September 30, 2026 and 2025, respectively.
Pursuit Costs
Pursuit costs relate to transactional expenses incurred to identify, evaluate and negotiate acquisitions that ultimately were not consummated. We incurred pursuit costs of approximately $0.1 million and $0.2 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $0.4 million and $0.9 million during the nine months ended September 30, 2026 and 2025, respectively.
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
We incurred distribution and shareholder servicing fees of approximately $0.5 million and $0.5 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $1.5 million and $1.5 million during the nine months ended September 30, 2026 and 2025, respectively.
Other Operating Expenses
Other operating expenses (consisting of professional services, insurance expense, interest expense, custodian and accounting fees, director fees and expenses, and general and administrative expenses) were approximately $1.5 million and $1.3 million for the quarters ended September 30, 2026 and 2025, respectively, and approximately $4.4 million and $3.7 million during the nine months ended September 30, 2026 and 2025, respectively.

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
Since inception, we have received cumulative Expense Support of approximately $6.0 million. No expense support was reimbursed to the Manager and Sub-Manager during the nine months ended September 30, 2026 and 2025. The Manager and Sub-Manager have provided approximately $1.0 million of Expense Support that has not been reimbursed and that may become subject to reimbursement in the future.
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
During the quarter and nine months ended September 30, 2026, we recognized a net change in unrealized appreciation on our portfolio company investments of approximately $40.7 million and $91.3 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on 16 portfolio companies of approximately $99.9 million, offset partially by gross unrealized depreciation on two portfolio companies of approximately $8.5 million during the nine months ended September 30, 2026. Gross unrealized appreciation was due to EBITDA growth, accretive add-on acquisitions, multiple expansion in certain of our portfolio companies Gross unrealized depreciation was primarily driven by EBITDA decline, multiple compression and and unrealized foreign currency loss.

During the quarter ended September 30, 2026, unrealized appreciation was increased by approximately $3.8 million by the benefit for deferred taxes which included a reversal of deferred taxes of $5.0 million. During the nine months ended September 30, 2026, the provision for deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $1.4 million
During the quarter and nine months ended September 30, 2025, we recognized a net change in unrealized appreciation on portfolio company investments of approximately $31.7 million and $91.9 million, respectively. The net change in unrealized appreciation on portfolio company investments included gross unrealized appreciation on eleven portfolio companies of approximately $106.4 million, offset partially by gross unrealized depreciation on four portfolio companies of approximately $11.0 million during the nine months ended September 30, 2025. Two portfolio company investments have remained flat due to the recency of their acquisition. Gross unrealized appreciation was primarily due to EBITDA growth and accretive add-on acquisitions. Gross unrealized depreciation was primarily driven by EBITDA declines. Additionally, deferred taxes on unrealized appreciation of portfolio company investments offset unrealized appreciation on portfolio company investments by approximately $3.5 million and $8.5 million during the quarter and nine months ended September 30, 2025, respectively.
Net Assets
During the quarter and nine months ended September 30, 2026 and 2025, the net increase in net assets consisted of the following (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations	$48,593	$34,809	$106,571	$99,280
Distributions to shareholders	(11,441)	(10,813)	(34,025)	(31,732)
Capital transactions	13,238	27,199	39,389	72,331
Net increase in net assets	$50,390	$51,195	$111,935	$139,879
Operations increased by approximately $13.8 million and $7.3 million during the quarter and nine months ended September 30, 2026, respectively, as compared to the quarter and nine months ended September 30, 2025. The increase in operations for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $14.8 million and offset by an decrease in net investment income of approximately $1.0 million. The increase in operations for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to an increase in the net change in unrealized appreciation on investments of approximately $5.1 million and an increase in net investment income of approximately $2.2 million.
Distributions increased approximately $0.6 million and $2.3 million, during the quarter and nine months ended September 30, 2026, respectively, as compared to the quarter and nine months ended September 30, 2025, primarily as a result of an increase in shares outstanding.
Capital transactions decreased by approximately $14.0 million and $32.9 million, during the quarter and nine months ended September 30, 2026, respectively, as compared to the quarter and nine months ended September 30, 2025. The decrease in capital transactions for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, is primarily due to a decrease in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $5.4 million and offset by an increase in share repurchases of approximately $8.5 million. The decrease in capital transactions for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to an increase in net proceeds received through the Public Offerings (including proceeds received through our distribution reinvestment plan) of approximately $7.3 million and offset by an increase in share repurchases of approximately $40.3 million.

Total Returns
The following table illustrates year-to-date return (“YTD Return”), trailing 12 months return (“1-Year Return”), trailing 36 months return (“3-year Return”), trailing 60 months return (“5-Year Return”) and Annualized Return Since Inception, and cumulative total returns through September 30, 2026 (“Cumulative Total Return”), with and without upfront sales load, as applicable:

	YTD Return(1)	1-Year Return(2)	3-Year Return(3)	5-Year Return(4)	Annualized Return Since Inception(5)	Cumulative Total Return(5)	Cumulative Total Return Period
Class FA (no sales load)	8.1%	11.2%	37.8%	65.2%	11.1%	148.2%	Feb. 7, 2018 - Sep. 30, 2026
Class FA (with sales load)	1.1%	4.0%	28.8%	54.4%	10.2%	132.0%	Feb. 7, 2018 - Sep. 30, 2026
Class A (no sales load)	7.5%	10.4%	34.2%	56.2%	10.1%	125.6%	Apr. 10, 2018 - Sep. 30, 2026
Class A (with sales load)	(1.7)%	1.0%	22.8%	42.9%	8.9%	106.4%	Apr. 10, 2018 - Sep. 30, 2026
Class I	7.3%	10.1%	33.5%	55.4%	10.1%	126.8%	Apr. 10, 2018 - Sep. 30, 2026
Class T (no sales load)	6.9%	9.6%	31.0%	51.0%	9.2%	107.9%	May 25, 2018 - Sep. 30, 2026
Class T (with sales load)	1.8%	4.4%	24.8%	43.9%	8.5%	98.0%	May 25, 2018 - Sep. 30, 2026
Class D	7.3%	10.1%	33.1%	55.2%	9.6%	113.0%	June 26, 2018 - Sep. 30, 2026
Class S (no sales load)	8.1%	11.3%	37.8%	66.3%	12.1%	109.6%	Mar. 31, 2020 - Sep. 30, 2026
Class S (with sales load)	4.3%	7.4%	33.0%	60.4%	11.4%	102.3%	Mar. 31, 2020 - Sep. 30, 2026
FOOTNOTES:
(1)     For the period from January 1, 2026 to September 30, 2026.
(2)    For the period from October 1, 2025 to September 30, 2026.
(3)    For the period from October 1, 2023 to September 30, 2026.
(4)    For the period from October 1, 2021 to September 30, 2026.
(5)    For the period from the date the first share was issued for each respective share class through September 30, 2026. The Annualized Return Since Inception captures the average annual performance over the return period. It is calculated as a geometric average, meaning it captures the effects of compounding over time.
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
Hedging Activities
As of September 30, 2026, we had not entered into any derivatives or other financial instruments. With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase, and the value of our debt investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk. In the event we pursue any assets outside of the United States we may have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We may in the future, enter into derivatives or other financial instruments in an attempt to hedge any such foreign currency exchange risk. It is difficult to predict the impact hedging activities may have on our results of operations.
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
Changes in Market Interest Rates
We are subject to financial market risks, including changes in interest rates. Our debt investments are primarily structured with fixed interest rates. Returns on investments that carry fixed rates are not subject to fluctuations in payments we receive from our borrowers, and will not adjust should rates move up or down. However, the fair value of our debt investments may be negatively impacted by high interest rates. Additionally as of September 30, 2026, we had $53.7 million of our debt investments subject to variable interest rates. We may also invest in additional floating interest rate debt investments in the future.
We estimate that as of September 30, 2026, a 100 basis points decline in the SOFR rate would result in a decline in the “Interest income” in our condensed consolidated statements of operations of approximately less than $0.1 million.
Exchange Rate Sensitivity
We hold investments that are denominated in British pounds that may be affected by movements in the rate of exchange between the U.S. dollar and British pounds. We may manage exposure to investments in foreign currencies by hedging such risks. As of September 30, 2026, we have not entered into any derivative financial instruments or other arrangements to hedge a change in exchange rate against the US dollar. We estimate that as of September 30, 2026, a 10% decline in the rate of exchange of British pounds against the U.S. dollar would result in a decline in the “Net change in unrealized appreciation on investments” in the Company’s condensed consolidated statements of operations of $10.6 million.
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
As of September 30, 2026, we were not involved in any legal proceedings. Additionally, there is no action, suit or proceeding pending before any court, or, to our knowledge, threatened by any regulatory agency or other third party, against the Manager, the Sub-Manager or the Managing Dealer that would have a material adverse effect on us.
Item 1A.     Risk Factors
There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Shares
In March 2019, our board of directors approved and adopted a share repurchase program, as amended (the “Share Repurchase Program”). The total amount of aggregate repurchases of Class FA, Class A, Class T, Class D, Class I and Class S shares will be limited to up to 2.5% of the aggregate net asset value per calendar quarter (based on the aggregate net asset value as of the last date of the month immediately prior to the repurchase date) and up to 10% of the aggregate net asset value per year (based on the average aggregate net asset value as of the end of each of the Company’s trailing four quarters). Notwithstanding the foregoing, at the sole discretion of our board of directors, we may also use other sources, including, but not limited to, offering proceeds and borrowings to repurchase shares. Our board of directors cannot terminate the Share Repurchase Program absent a liquidity event or where otherwise required by law. Our board of directors has the right to amend or suspend the Share Repurchase Program to the extent it determines that it is in our best interest to do so, including to ensure our ability to qualify as a partnership for U.S. federal income tax purposes.
During the quarter ended September 30, 2026, we repurchased the following shares (in thousands except per share data):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1, 2026 to July 31, 2026	—	$—	—	$38,144
August 1, 2026 to August 31, 2026	—	—	—	38,144
September 1, 2026 to September 30, 2026	618	$40.36	618	13,210
FOOTNOTE:
(1)     Repurchases are limited under the Share Repurchase Program as described above. During the quarter ended September 30, 2026, we received requests for the repurchase of approximately $24,934 of our common shares. Our board of directors approved the repurchases.

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

10.1
Fourth Amendment to the Loan and Security Agreement by and between CNL Strategic Capital B, Inc. and Valley National Bank dated August 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2026).

10.2
Seventh Amended And Restated Management Agreement by and between CNL Strategic Capital, LLC and CNL Strategic Capital Management, LLC, dated August 6, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the SEC on August 6, 2026).

10.3
Third Amended and Restated Sub-Management Agreement by and between CNL Strategic Capital Management, LLC, Levine Leichtman Strategic Capital, LLC and CNL Strategic Capital, LLC, dated August 6, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed with the SEC on August 6, 2026).

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

101*
The following materials from CNL Strategic Capital, LLC Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Assets and Liabilities, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Net Assets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2026.

CNL STRATEGIC CAPITAL, LLC

By:	/s/ Chirag J. Bhavsar
CHIRAG J. BHAVSAR
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial and Accounting Officer)